Form 10-Q
period 1994-12-31
CARL JACK 312 FUTURES INC
filed 1995-02-14
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

Commission File # 0-15187

                  Jack Carl/312-Futures, Inc.
- - - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                               36-3399452
- - - ------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


200 West Adams Street, Suite 1500, Chicago, Illinois             60606
- - - ------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (312) 407-5700
- - - ------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                Not Applicable
- - - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        X   Yes               No
                      -----              ----


As of the date of this report, the issuer had outstanding 33,624,537 shares of common stock, $.004 par value per share.


          This is page 1 of 29 sequentially numbered pages.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION





Item 1.   Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.



                                                            Page
                                                            ----

       Consolidated statements of financial condition
       as of December 31, 1994 and June 30, 1994.              3

       Consolidated statements of operations for the
       three months and six months ended December 31,
       1994 and 1993.                                        4-5

       Consolidated statement of changes in stockholders'
       equity for the six months ended December 31, 1994,
       as restated for the one-for-four reverse split of
       common stock.                                           6

       Consolidated statements of changes in liabilities
       subordinated to claims of general creditors for
       the six months ended December 31, 1994 and 1993.        7
       Consolidated statements of cash flows for the
       six months ended December 31, 1994 and 1993.          8-9

       Notes to consolidated financial statements.            10

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1994 AND JUNE 30, 1994

                                    ASSETS

                                                                             December 31,               June 30,
                                                                                1994                      1994
                                                                             -------------           -------------
                                                                              (Unaudited)              (Audited)
Cash                                                                          $  1,608,700            $  1,862,300
Cash segregated or secured under Commodity Exchange Act                          3,158,400               3,279,800
U.S. Government obligations                                                    119,059,100             123,783,900
Deposits with clearing organizations                                            55,340,200              52,882,800
Warehouse receipts                                                                 872,900                 963,700
Receivables:
  Brokers and dealers                                                            5,772,300               5,313,200
  Clearing organizations                                                        11,348,000              10,906,400

                                            December 31,     June 30,
                                                1994           1994
                                            ------------   ----------
  Customers                                  $ 852,200     $ 915,800
  Affiliates                                     8,300        13,800
  Other                                        233,900       366,200
  Less - Allowance for doubtful accounts      (530,700)     (506,600)              563,700                 789,200
                                            ----------     ---------
Investments in and advances to
 affiliated partnerships                                                           103,000                  44,400
Notes receivable                                                                   641,000                 641,300
Exchange memberships at cost (market value of $1,117,900
 and $955,500 at December 31, 1994 and June 30, 1994,
 respectively)                                                                     679,300                 652,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $1,497,400
 and $1,379,000 at December 31, 1994 and June 30, 1994,
 respectively                                                                      617,800                 608,900
Goodwill, net of accumulated amortization of $4,027,700
 and $4,000,900 at December 31, 1994 and June 30, 1994,
 respectively                                                                      568,700                 595,500
Other assets                                                                       579,400                 482,500
                                                                              ------------            ------------
          Total                                                               $200,912,500            $202,806,200
                                                                              ============            ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
  Clearing organizations                                                      $    126,100            $      6,000
  Customers                                                                    181,592,600             181,590,900
  Officers and employees                                                         1,540,500               3,888,400
Accounts payable and accrued expenses                                            2,535,700               3,754,400
Notes payable                                                                    7,590,000               7,690,000
                                                                              ------------            ------------
         Total                                                                 193,384,900             196,929,700
                                                                              ------------            ------------

Liabilities subordinated to claims of general creditors                          2,000,000               2,000,000
                                                                              ------------            ------------

Stockholders' equity:
  Class A preferred stock, $1 par value; 10% cumulative,
    redeemable, 400,000 shares authorized and outstanding                          400,000                 400,000
  Common stock, restated for reverse split, $.004 par value;
    150,000,000 shares authorized, 33,624,537 and 20,099,739
    shares issued and outstanding at December 31, 1994 and
    June 30, 1994, respectively                                                    134,500                  80,700
 Paid-in capital                                                                 8,395,300               7,373,100
 Retained deficit                                                               (3,402,200)             (3,977,300)
                                                                              ------------            ------------

      Total stockholders' equity                                                 5,527,600               3,876,500
                                                                              ------------            ------------

         Total                                                                $200,912,500            $202,806,200
                                                                              ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                  (UNAUDITED)




                                                                                  Three Months Ended
                                                                                     December 31,
                                                                               --------------------------
                                                                                   1994          1993
                                                                               ------------  ------------

Revenues:
 Commissions                                                                   $ 7,886,500   $ 7,764,300
 Interest                                                                        1,153,500       832,500
 Trading gains (losses), net                                                       (35,000)       70,200
 Other                                                                             180,800        69,600
                                                                               -----------   -----------

  Total revenues                                                                 9,185,800     8,736,600
                                                                               -----------   -----------

Expenses:
 Commission, floor brokerage and clearing costs                                  4,166,300     4,496,300
 Compensation and related benefits                                               2,143,300     1,771,900
 Communications                                                                    347,300       487,400
 Interest                                                                          669,800       387,100
 Rent and other occupancy costs                                                    360,100       320,100
 Business promotion                                                                356,200       318,400
 Professional and consulting fees                                                   86,100       266,400
 Depreciation                                                                       60,500        61,600
 Amortization of goodwill                                                           13,400        13,400
 Other                                                                             504,800       430,400
                                                                               -----------   -----------

  Total expenses                                                                 8,707,800     8,553,000
                                                                               -----------   -----------

Income before income taxes                                                         478,000       183,600
Income tax expense                                                                 167,700        93,600
                                                                               -----------   -----------

Net income                                                                         310,300        90,000

Assumed cumulative dividend on Class A preferred stock                             (10,000)      (10,000)
                                                                               -----------   -----------

Net income applicable to common stock                                          $   300,300   $    80,000
                                                                               ===========   ===========

Primary earnings per common share, restated for reverse split:

 Net income                                                                           $.01          $.00
                                                                               ===========   ===========
 Weighted average number of common shares outstanding                           33,625,557    20,174,739
                                                                               ===========   ===========
Fully diluted earnings per common share, restated for reverse split:

 Net income                                                                           $.01          $.00
                                                                               ===========   ===========
 Weighted average number of common shares outstanding                           33,625,557    20,174,739
                                                                               ===========   ===========




                       The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                  (UNAUDITED)




                                                                                 Six Months Ended
                                                                                   December 31,
                                                                             --------------------------
                                                                                 1994          1993
                                                                             ------------  ------------

Revenues:
 Commissions                                                                 $15,800,400   $16,053,200
 Interest                                                                      2,580,700     1,734,900
 Trading gains, net                                                               38,700       136,700
 Other                                                                           316,000       128,200
                                                                             -----------   -----------

  Total revenues                                                              18,735,800    18,053,000
                                                                             -----------   -----------

Expenses:
 Commission, floor brokerage and clearing costs                                8,682,600     9,394,200
 Compensation and related benefits                                             4,222,800     3,581,400
 Communications                                                                  784,000     1,000,200
 Interest                                                                      1,406,600       756,800
 Rent and other occupancy costs                                                  653,300       655,400
 Business promotion                                                              740,300       595,500
 Professional and consulting fees                                                221,800       426,600
 Depreciation                                                                    125,700       123,500
 Amortization of goodwill                                                         26,800        26,800
 Other                                                                           967,100       827,400
                                                                             -----------   -----------

  Total expenses                                                              17,831,000    17,387,800
                                                                             -----------   -----------

Income before income taxes                                                       904,800       665,200
Income tax expense                                                               329,700       255,400
                                                                             -----------   -----------

Net income                                                                       575,100       409,800

Assumed cumulative dividend on Class A preferred stock                           (20,000)      (20,000)
                                                                             -----------   -----------

Net income applicable to common stock                                        $   555,100   $   389,800
                                                                             ===========   ===========

Primary earnings per common share, restated for reverse split:

 Net income                                                                         $.02          $.02
                                                                             ===========   ===========
 Weighted average number of common shares outstanding                         27,704,273    20,176,470
                                                                             ===========   ===========
Fully diluted earnings per common share, restated for reverse split:

 Net income                                                                         $.02          $.02
                                                                             ===========   ===========
 Weighted average number of common shares outstanding                         27,704,273    20,176,470
                                                                             ===========   ===========




        The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1994

                                  (UNAUDITED)

       (AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK)

                                Class A          Common Stock
                               Preferred         ------------           Paid-In       Retained
                                Stock         Shares       Amount       Capital       Deficit             Total
                              ---------       ------       ------       -------      ---------            -----
Balance, July 1, 1994         $400,000      20,174,739    $ 80,700      $7,373,100   $(3,977,300)     $3,876,500

Issuance of common
  stock pursuant to
  rights offering                  -        13,449,826      53,800       1,022,200           -         1,076,000

Repurchase of common
  stock pursuant to
  reverse split                    -               (28)        -               -             -               -

Net income                         -               -           -              -          575,100         575,100
                               -------      ----------     -------       ---------    ----------       ---------

Balance,
  December 31, 1994           $400,000      33,624,537    $134,500      $8,395,300   $(3,402,200)     $5,527,600
                               =======      ==========     =======       =========    ==========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                  (UNAUDITED)

                                               Six Months Ended
                                                 December 31,
                                            ---------------------
                                              1994          1993
                                              ----          ----

Liabilities subordinated to claims of
  general creditors at beginning of
  period                                    $2,000,000    $   -

Maturities                                         -          -
                                             ---------     ------

Liabilities subordinated to claims of
  general creditors at end of period        $2,000,000    $   -
                                             =========     ======


The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                  (UNAUDITED)




                                                                      Six Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     1994          1993
                                                                 ------------  ------------

Cash Flows From Operating Activities:
  Net income                                                     $   575,100   $   409,800
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                    152,500       150,300
    Deferred taxes                                                   207,600       (40,700)
    Doubtful accounts expense                                         22,400        24,400
    Equity in net loss of affiliated partnerships                      3,900         2,000
    Gain on sale of assets                                                 -        (8,500)
  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                    121,400     1,549,300
    U.S. Government obligations                                    4,724,800    (9,891,300)
    Deposits with clearing organizations                          (2,457,400)   (8,656,000)
    Warehouse receipts                                                90,800      (116,000)
    Receivables                                                     (697,600)   (6,931,100)
    Other assets                                                    (304,500)      256,200
    Payables                                                      (2,226,100)   22,456,700
    Accounts payable and accrued expenses                         (1,218,700)      108,800
                                                                 -----------   -----------

     Cash used in operating activities                            (1,005,800)     (686,100)
                                                                 -----------   -----------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net        (62,500)       73,000
  Decrease in notes receivable                                           300        15,100
  Purchase of exchange membership                                   (130,000)            -
  Purchase of furniture, equipment and leasehold
    improvements                                                    (184,500)     (122,900)
  Rebate from purchase of equipment                                   50,000             -
  Proceeds from sale of assets                                             -         8,500
  Rebate from exchange memberships                                   102,900             -
                                                                 -----------   -----------

     Cash used in investing activities                              (223,800)      (26,300)
                                                                 -----------   -----------

Cash Flows From Financing Activities:
  Repayments of notes payable                                       (100,000)     (125,000)
  Conversion of redeemable convertible preferred stock                     -        (4,800)
  Issuance of common stock pursuant to
    rights offering                                                1,076,000             -
                                                                 -----------   -----------

     Cash provided by (used in) financing activities                 976,000      (129,800)
                                                                 -----------   -----------

Decrease in cash                                                    (253,600)     (842,200)

Cash, beginning of period                                          1,862,300     1,400,900
                                                                 -----------   -----------

Cash (bank overdrafts), end of period                            $ 1,608,700   $   558,700
                                                                 ===========   ===========





   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                  (UNAUDITED)

                            (CONTINUED FROM PAGE 8)



                  Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

Six Months Ended December 31, 1994
- - - ----------------------------------


                                     (NONE)


Six Months Ended December 31, 1993
- - - ----------------------------------

          Notes payable aggregating $3,700,600, due July 31, 1993 were extended to July 31, 1994 and a $540,000 note payable due July 31, 1993 was extended to January 1, 1994 and subsequently extended to January 31, 1994.

          A $250,000 note payable due November 1, 1993 was extended to November 1, 1994 and was subsequently extended to January 31, 1995. Notes payable aggregating $5,000,000 due December 31, 1993 were extended to January 31, 1994 (See Note 6).

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994

                          (UNAUDITED)



NOTE 1 - ORGANIZATION OF JACK CARL/312-FUTURES, INC.

          Jack Carl/312-Futures, Inc. ("JC/312") and Subsidiaries, (the "Company"), engages principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), the principal operating subsidiary of JC/312, is a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC"). Another subsidiary of JC/312 is a registered broker-dealer.

          The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

          It is suggested that these financial statements be read in connection with the consolidated financial statements and notes included in the Report on Form 10-K of the Company for the year ended June 30, 1994.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as those of its majority-owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been reflected.

          Certain amounts previously reported have been reclassified to conform to the current method of presentation.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994

                          (UNAUDITED)


NOTE 2 - ASSETS SEGREGATED AND SECURED UNDER COMMODITY EXCHANGE ACT

          Under the Commodity Exchange Act, as amended, Index is required to segregate all balances due to customers in connection with transactions in regulated commodities. In addition, in accordance with CFTC Regulation 30.7, Index is required to secure all balances due to U.S. customers for activities in foreign futures or options. Segregated and secured assets included in the consolidated statements of financial condition are as follows:

                                        December 31,    June 30,
                                            1994          1994
                                        ------------  ------------

Cash                                    $  3,158,400  $  3,279,800
U.S. Government obligations              117,419,900   123,105,300
Deposits with clearing
  organizations                           49,466,200    47,651,800
Receivables from clearing
  organizations, net                      11,263,200    10,517,600
Receivables from brokers and dealers       5,241,300     4,821,100
Warehouse receipts                           872,900       963,700
                                        ------------  ------------
     Total segregated and
       secured assets                   $187,421,900  $190,339,300
                                        ============  ============
     Amount required to be
       segregated and secured           $181,072,900  $181,115,700
                                        ============  ============


NOTE 3 - DEPOSITS WITH CLEARING ORGANIZATIONS

          Deposits with clearing organizations are as follows:

                                      December 31,   June 30,
                                          1994         1994
                                      ------------  -----------

U.S. Government obligations            $53,439,900  $51,509,300
Guarantee deposits                         955,900      960,400
Stock in exchange clearing
 organization at cost (market
 value of $928,000 and $896,000 at
 December 31, 1994 and June 30,
 1994, respectively)                       360,000      360,000
Cash margins                               584,400       53,100
                                       -----------  -----------

  Total                                $55,340,200  $52,882,800
                                       ===========  ===========

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994

                          (UNAUDITED)


NOTE 4 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

          Index Management Services, Inc. ("IMSI"), a subsidiary of Index, as a general partner, has invested in commodity pools. IMSI is also the sponsor of an exempted Cayman Islands limited liability company. The investments in and advances to such entities consist of the following:

                       December 31,  June 30,
                           1994        1994
                       ------------  --------

       Investments       $ 65,700     $31,700
       Advances            37,300      12,700
                         --------     -------

          Total          $103,000     $44,400
                         ========     =======

          IMSI is required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At December 31, 1994, IMSI is in compliance with those requirements. At December 31, 1994, the Cayman Islands limited liability company is in the process of liquidation. Index provides commodity brokerage services to the pools at agreed upon rates and IMSI receives management fees from the pools.

NOTE 5 - CUSTOMER OWNED SECURITIES

          Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. The total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities at December 31, 1994 and June 30, 1994 is $51,862,500 and $48,059,300, respectively.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994

                          (UNAUDITED)

NOTE 6 - NOTES PAYABLE

     Notes payable consist of the following:

                                          December 31,      June 30,
                                              1994            1994
                                          ------------    -----------
Principal stockholder,
  interest at prime plus 4%, due:
    January 31, 1995                       $  540,000      $  540,000
    January 31, 1995                          400,000         400,000
Affiliates and other related parties,
  interest at prime plus 4%, due:
    January 31, 1995                          150,000         250,000
    January 31, 1995                        2,000,000       2,000,000
    January 31, 1995                        3,000,000       3,000,000
    January 31, 1995                          750,000         750,000
    January 31, 1995                          750,000         750,000
                                           ----------      ----------

         Total                             $7,590,000      $7,690,000
                                           ==========      ==========

     Interest expense on notes payable is as follows:

                                               1994        1993
                                             --------    --------
     Three months ended December 31,         $232,100    $175,700
     Six months ended December 31,           $454,600    $351,300

     In September, 1994 the Company repaid $100,000 of a $250,000 note payable to its President and Director.

     Subsequent to December 31, 1994 all notes payable, aggregating $7,590,000, due January 31, 1995, were extended to January 31, 1996.

NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors consist of the following:

                               December 31,      June 30,
                                   1994            1994
                               -----------      ----------
Bank, interest at prime plus
2%, due March 9, 1995           $2,000,000      $2,000,000
                                ==========      ==========

     Interest expense on liabilities subordinated to claims of general creditors is as follows:
                                            1994        1993
                                          -------     --------

 Three months ended December 31,          $51,100      $    -
 Six months ended December 31,            $99,000      $    -

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994

                          (UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY

     RIGHTS OFFERING

     In July, 1994, the Company offered to its common stockholders the non-transferable right to purchase, at a subscription price of $.02 per share, two-thirds of a share of common stock for each one share of common stock owned of record on July 15, 1994. 53,799,304 shares of common stock were available and purchased in the Rights Offering. The gross proceeds of the Rights Offering were $1,076,000.

     CLASS A PREFERRED STOCK

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At December 31, 1994, cumulative dividends in arrears amount to $353,300 or $.88 per share.

     COMMON STOCK

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. The outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split.

     All outstanding share, earnings per share and weighted average information has been restated to reflect the one-for-four reverse split of common stock.

     STOCK OPTION PLAN

     In March, 1986, the Company adopted an incentive stock option plan reserving 500,000 shares of common stock. In December, 1990, the Company granted options for 410,000 shares at the then market price exercisable through December, 2000.

     The Company also granted options, other than in accordance with the March 1986 incentive stock option plan. In February, 1992, the Company granted to an employee, options for 125,000 shares of common stock exercisable from February 1, 1992 until the termination of the agreement. In May, 1992, the Company granted to two individuals options totalling 75,000 shares of common stock exercisable from May 7, 1992 until the termination of their respective agreements. In May, 1994 one agreement was

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994

                          (UNAUDITED)

     NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

     terminated and options for 25,000 shares of common stock were forfeited. In September, 1992, the Company granted to one officer, options for 125,000 shares of common stock exercisable from October 1, 1992 until the termination of the agreement. In February 1994, the Company granted to an officer, options for 1,250,000 shares of common stock exercisable from February 28, 1994 until termination of the agreement or February 28, 1999. In May, 1994, the Company granted to an officer options for 500,000 shares of common stock exercisable from May 1, 1994 until death, termination of employment or June 30, 1995. The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at December 31, 1994.

        Shares             Shares      Shares      Shares       Shares
        Granted   Price  Exercisable  Forfeited   Cancelled   Remaining
        -------   -----  -----------  ---------   ---------   ---------
Dec.
1990     410,000  $.60      340,000     50,469       19,531     340,000

Feb.
1992     125,000  $.25      125,000        -            -       125,000

May
1992      75,000  $.60       50,000     25,000          -        50,000

Sep.
1992     125,000  $.375     125,000        -            -       125,000

Feb.
1994   1,250,000  $.24    1,250,000        -            -     1,250,000

May
1994     500,000  $.24      500,000        -            -       500,000
       ---------          ---------    -------       ------   ---------

Total  2,485,000          2,390,000     75,469       19,531   2,390,000
       =========          =========    =======       ======   =========

     NOTE 9 - RELATED PARTY TRANSACTIONS

         A note receivable in the amount of $641,000 arose in connection with advances made by the Company to an affiliated entity. These demand receivables were converted into a demand note bearing interest at 8%, which was subsequently changed to the prime rate of interest. This note is partially collateralized by deposits at Index as of December 31, 1994. The Company earned interest income on this note in the amounts of $12,900 and $9,600 during the three months ended December 31, 1994 and 1993, respectively, and $24,700 and $19,100 during the six months ended December 31, 1994 and 1993, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

                                  (UNAUDITED)

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company currently rents from an officer and a director an exchange membership having a market value at December 31, 1994 of approximately $745,000. Rent expense for the three months ended December 31, 1994 and 1993 was $14,000 and $12,300, respectively, and for the six months ended December 31, 1994 and 1993, rent expense was $26,000 and $25,200, respectively.

      Certain exchange memberships owned by officers and others, having an aggregate market value of $5,257,500, have been pledged to various exchange clearinghouses or corporations on behalf of the Company and may be used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships are not included in the Company's consolidated statements of financial condition. The Company, in the ordinary course of business, guarantees certain loans which are secured by exchange memberships owned by an individual who is an officer and director and by the principal shareholder.

      The Company receives funds, in the form of loans, from its principal shareholder, an affiliated company and an officer and director of the Company. See Note 6 for the terms and balances at December 31, 1994 and June 30, 1994.

NOTE 10 - SALE OF ASSETS

      In January, 1993, Brokers Resource Corp., at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the three months ended December 31, 1994 and 1993, the Company earned $207,500 and $235,400, respectively, and during the six months ended December 31, 1994 and 1993, the Company earned $406,600 and $508,200, respectively, from this transaction, which is included in commission income.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company has noncancellable leases for office space and equipment which expire at varying dates through 1997. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

          Year Ending June 30,         Amount
          --------------------       ----------
            1995                     $  568,000
            1996                        415,200
            1997                         96,300
            1998                            -
            1999 and thereafter             -
                                      ---------
                  Total              $1,079,500
                                      =========

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994

                         (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has entered into employment agreements which expire at varying dates through fiscal 1996 with certain of its officers, providing for aggregate minimum annual payments for the years ending June 30, 1995 and 1996 of approximately $884,900 and $481,000, respectively. Additional compensation is payable under certain circumstances as defined in the agreements.

     The Company has guaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts.

     Index and BRC issued a limited indemnification agreement to the purchaser of the BRC business (See Note 10). This agreement covers potential customer claims arising from activity prior to the sale.

     The Company is a party in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

     The Company, in October, 1994, settled an Internal Revenue Service assessment which resulted from a review of its calendar year 1990 customer income tax withholding filings. The settlement did not materially affect the financial position or the operations of the Company.

     In April, 1994, Index, without admitting or denying the allegations, paid $100,000 to the CFTC, settling the administrative action, filed on September 29, 1992. The equity receiver of an alleged commodity pool operator brought a related action which is still pending to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. Index denies the allegations, believes they are without merit and intends to defend this action vigorously.

     The Company is currently defending against a complaint which was filed against Index and BRC for alleged negligence in supervision and breach of fiduciary duties in conjunction with the alleged operation of an unregistered investment pool, by a customer of an introducing broker guaranteed by BRC. Index and BRC filed a motion for summary judgement. If denied they plan to vigorously contest the action. Management estimates that the reasonable range of possible loss is $0 - $629,000. It is their belief that the actual liability, if any, will be substantially less than the maximum.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

                                  (UNAUDITED)


NOTE 12 - INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("FAS No. 109"). Under the new standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The adoption of FAS No. 109 does not effect the earnings for the three months or six months ended December 31, 1994 and 1993. After adoption of FAS No. 109, the primary components of the Company's deferred tax assets and liabilities are as follows:


                                    December 31,   June 30,
                                        1994         1994
                                    ------------  ---------
Deferred income tax assets:

  Bad Debt Reserve                      $179,400  $ 175,300
  Book and Tax Depreciation
    Difference                            67,500     65,300
  Insurance Reserve                       61,100     56,800
  Unrealized Loss on U.S.
    Government Obligations               272,900     30,600
  Contingent Liability Reserve            28,200     28,200
  Bonus Accrual                            3,600     89,700
  Accrued Legal Expense                   39,100         -
                                        --------  ---------

    Total deferred tax assets           $651,800  $ 445,900
                                        --------  ---------

Deferred income tax liabilities:

  Partnership Income                   $ (26,100) $ (21,400)
  Prepaid Rent                           (44,500)   (49,300)
  1987-1989 Audit Adjustment             (61,100)   (61,100)
  Other                                        -     (1,600)
                                       ---------  ---------

    Total deferred tax liabilities     $(131,700) $(133,400)
                                       ---------  ---------

    Net deferred tax assets            $ 520,100  $ 312,500
                                       =========  =========

     No valuation allowance has been provided as management believes deferred taxes are realizable.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

                                  (UNAUDITED)


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK

     In March, 1990, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 105, which requires disclosure of information about financial instruments with off balance sheet risk and financial instruments with concentrations of credit risk. Included in the definition of financial instruments are financial futures, options on financial futures and forwards.

     The Company, through Index, is in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guarantees to the respective clearinghouses its customers' performance under these contracts. To reduce its risk, Index requires its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market fluctuations, Index adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at December 31, 1994, were adequate to minimize the risk of material loss which could be created by the positions held at that time. At December 31, 1994, Index held proprietary long financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $132,740,600 and proprietary short financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $132,740,600.

     The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. At December 31, 1994, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At December 31, 1994, foreign currency forward contracts were transacted at First National Bank of Chicago and DAIWA Securities America, Inc.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994

                         (UNAUDITED)


NOTE 14 - CAPITAL REQUIREMENTS

     Index is subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which Index is a member. As of December 31, 1994, adjusted net capital, as defined, of $12,162,700 is $5,577,200 in excess of the minimum required under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

     A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At December 31, 1994, the subsidiary is in compliance with those requirements.


NOTE 15 - NASDAQ LISTING

     On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On December 7, 1994 the Company's common stock resumed trading on the NASDAQ SmallCap Market.


NOTE 16 - CASH FLOWS

     For purposes of reporting cash flows, cash does not include net segregated or secured cash, as defined, in the Commodity Exchange Act. Interest paid during the six months ended December 31, 1994 and 1993 amounted to $1,341,200 and $739,900, respectively. The Company made income tax payments in the amount of $439,700 and $160,000 during the six months ended December 31, 1994, and 1993, respectively.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended December 31, 1994.

          Jack Carl/312-Futures, Inc. (the "Company") is a holding company and operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), the Company's principal operating subsidiary, provides a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade, Mid-America Commodity Exchange, Commodity Exchange, Inc., New York Mercantile Exchange, New York Futures Exchange and New York Cotton Exchange, and effective January 1, 1995, Index became a clearing member of the Coffee, Sugar & Cocoa Exchange. Index also acts as a registered commodity pool operator through one of its subsidiaries. Another subsidiary of the Company is a registered securities broker-dealer.

Liquidity and Capital Resources
- - - -------------------------------

          On August 17, 1994, the Company was advised by NASDAQ that the NASDAQ Listing Qualifications Committee determined that an exception to the market maker requirement would not be granted and, accordingly, the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market markers.
On December 7, 1994 the Company's common stock resumed trading on the NASDAQ SmallCap Market.

          Index, the Company's primary operating subsidiary, is subject to the minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for registered futures commission merchants to maintain minimum net capital based on a percentage of the amount of customer funds required to be segregated. During the six months ended December 31, 1994, Index's segregated asset requirement decreased by approximately $8,059,800, which decreased Index's net capital requirements. Throughout the six months, Index exceeded the net capital requirements of the CFTC and the various exchanges of which it is a member. As of December 31, 1994, Index's regulatory capital exceeded the minimum net capital requirements of the CFTC by $5,577,200. Index is also required to secure all balances due to U.S. based customers for activities in foreign futures and options. At December 31, 1994, funds secured in separate accounts exceeded secured requirements by $1,165,000.

          The Company had relatively normal fluctuations in cash from both operating and investing activities during 1994. Although cash used in investing activities has shown normal fluctuations, the Company did purchase another exchange membership in order to

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


increase its business, and its subsidiary which acts as a commodity pool operator has increased its investments in its commodity pools during 1994.

          The Company, during the current year, generated $976,000 from the financing activities through the proceeds from the rights offering in July, 1994. This enabled the Company to increase its regulatory capital.

          The Company, at December 31, 1994, had $7,590,000 in notes payable maturing January 31, 1995. The majority of the proceeds from the notes were loaned to Index in the form of subordinated loans which are included in net capital for regulatory purposes. The ability to refinance its debt depends on the related parties desire to continue such loans with the Company. In January, 1995, all notes payable maturing January 31, 1995 were extended to January 31, 1996.

          The Company has historically satisfied its capital needs from subordinated loans, notes payable and proceeds from the issuance of stock. The Company, since inception through December 31 1994, has realized approximately $9,000,000 from the issuance of stock. It is anticipated that the Company's short-term and long-term capital needs will be primarily satisfied through loans, operations and investing activities as well as from the proceeds of the issuance of stock.

          In July, 1994, the Company offered to holders of record of its common stock the non-transferable right to purchase, at a subscription price of $.02 per share, two-thirds of a share of common stock for each one share of common stock owned of record on July 15, 1994, by such shareholder ("Rights Offering"). 53,799,304 shares of common stock were available in the Rights Offering.

          Lee S. Casty, the Company's principal shareholder, Burton J. Meyer, the Company's President and a director and Michael J. Moss, President of Index, purchased their allocable number of shares in the Rights Offering. In addition, Messrs. Casty, Meyer and Moss purchased at the subscription price of $.02, immediately following the expiration of the Rights Offering, the shares of common stock which were not purchased by other shareholders so that all 53,799,304 shares of common stock were purchased. The gross proceeds of the Rights Offering were $1,076,000.

          Total stockholders' equity increased $1,651,100 to $5,527,600 at December 31, 1994, from $3,876,500 at June 30, 1994. The increase in stockholders' equity is the result of the proceeds from the issuance of stock pursuant to the Rights Offering and net income for the six months.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


          Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001.
Each four shares of common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. The outstanding shares of common stock have been reduced to 33,624,537 shares, at December 31, 1994, from 134,498,260 shares before the reverse split.

          The majority of the Registrant's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Registrant's expenses, such as employee compensation and other operating expenses.

Results of Operations
- - - ---------------------

          In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of Jack Carl/312-Futures, Inc., sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. The Company also earned commission revenue in the amounts of $207,500 and $406,600, during the quarter and six months ended December 31, 1994, respectively, from the sale of BRC's introducing broker business. This revenue stream will end effective January 15, 1995.

          Total revenues for the quarter ended December 31, 1994 increased $449,200 or 5% to $9,185,800 compared to $8,736,600 for the quarter ended December 31, 1993. Total revenues for the six months ended December 31, 1994 increased $682,800 or 4% to $18,735,800 compared to $18,053,000 for the same period a year ago.

          Commission revenue, which generally is related to trading volume and includes revenue from the sale of BRC's introducing broker business, increased $122,200 or 2% during the quarter ended December 31, 1994 compared to the same period a year ago. The small increase in revenue, generated from a 17% increase in trading volume in 1994, is primarily attributable to the Company's business mix which has changed toward discount business that generates higher trading volume and lower revenues and expenses per trade than other types of retail business. Commission revenue decreased $252,800 on 2% during the six months ended December 31, 1994 compared to the same period a year ago. This decrease in revenue is primarily attributable to the change in business mix toward discount business.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


          Interest income increased $321,000 and $845,800 during the quarter and six months ended December 31, 1994 compared to the same periods a year ago. The increase in interest income in 1994 is primarily attributable to three factors. The Company is investing in longer term U.S. Government obligations which increases the yield on its investments. Second, the Company, by increasing its customer base, has additional funds available to invest. Third, interest rates have continued their trend in 1994.

          Total expenses increased $154,800 or 2% and $443,200 or 3% during the quarter and six months ended December 31, 1994, respectively, compared to the same periods a year ago.

          Commissions, floor brokerage and clearing costs which are related to trading volume, decreased $330,000 or 7% and $711,600 or 8% during the quarter and six months ended December 31, 1994, respectively, compared to the same periods a year ago. The decreases during the 1994 periods are primarily the result of a change in business mix toward discount business which generates higher trading volume and lower commission revenues and expenses per trade than other types of retail business.

          Compensation and related benefits increased $371,400 or 21% and $641,400 or 18% during the quarter and six months ended December 31, 1994, respectively, compared to the same periods a year ago. These increases are the result of an increase in the number of employees and related benefits as well as salary increases.

          Interest expense increased $282,700 and $649,800 during the quarter and six months ended December 31, 1994, respectively, compared to the same periods a year ago. These increases were caused by higher interest rates on the Company's obligations during 1994 and increased customer deposits on which the Company pays interest expense.

          Professional and consulting fees decreased $180,300 and $204,800 during the quarter and six months ended December 31, 1994, respectively, compared to the same periods a year ago. The decreases are primarily the result of a decrease in legal fees incurred in 1994 due to decreased activity on pending litigation.

          As a result of the aforementioned revenues and expenses, net income for the quarter ended December 31, 1994 is $310,300 or $.01 per share compared to net income of $90,000 or less than $.01 per share for the same period a year ago. Net income for the six months ended December 31, 1994 is $575,100 or $.02 per share compared to net income of $409,800 or $.02 per share for the same period a year ago.

                                                   Exhibit 11.1


           JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             COMPUTATION OF EARNINGS PER COMMON SHARE
   AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK



                                 Three Months Ended        Six Months Ended
                                    December 31,             December 31,
                               -----------------------    ----------------------
                                  1994         1993         1994         1993
                               ----------    ---------    ---------    ---------
       PRIMARY
       -------

       EARNINGS

       Net income               $310,300     $ 90,000     $575,100     $409,800

       Deduct assumed
       dividends on Class A
       preferred stock           (10,000)     (10,000)     (20,000)     (20,000)
                                --------     --------     --------     --------

       Net income
       applicable to
       common stock             $300,300     $ 80,000     $555,100     $389,800
                                ========     ========     ========     ========
       SHARES

       Weighted average
       number of common
       shares outstanding     33,625,557   20,174,739   27,704,273   20,176,470
                              ==========   ==========   ==========   ==========

       Primary earnings
         per common share:

       Net income               $   .01      $   .00      $   .02      $   .02
                                =======      =======      =======      =======

                                                                    Exhibit 11.1


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER COMMON SHARE
        AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK

                                  Three Months Ended     Six Months Ended
                                     December 31,          December 31,
                                  -------------------   -------------------
                                    1994       1993       1994       1993
                                  --------    -------   --------   --------

       ASSUMING FULL DILUTION
       ----------------------

       EARNINGS

       Net income                 $310,300    $90,000   $575,100   $409,800
                                  ========    =======   ========   ========

       SHARES

       Weighted average
       number of common
       shares outstanding       33,625,557 20,174,739 27,704,273 20,176,470
                                ========== ========== ========== ==========

       Earnings per
       common share
       assuming full
       dilution:

       Net income                 $    .01    $   .00   $    .02   $    .02
                                  ========    =======   ========   ========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                               DECEMBER 31, 1994


Item 6 Exhibits and Reports on Form 8-K

(a) Immediately following this page is an Exhibit Index setting forth the exhibits to this Quarterly Report on Form 10-Q and the page number in the sequential numbering system where such exhibits can be found.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1994.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                        Page
                                                                        ----


(11)  Statement re:  Computation of per share earnings                  25-26

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Jack Carl/312-Futures, Inc.
                                 ---------------------------
                                          (Registrant)



Dated:  February 10, 1995        By:  /S/ALLYSON LAACKMAN
                                     ------------------------------
                                      Allyson Laackman
                                      Chief Financial Officer