Form 10-Q
period 1995-03-31
CARL JACK 312 FUTURES INC
filed 1995-05-12
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File # 0-15187

                  Jack Carl/312-Futures, Inc.
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                               36-3399452
- -----------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


200 West Adams Street, Suite 1500, Chicago, Illinois     60606
- -----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                        (312) 407-5700
- -----------------------------------------------------------------
(Registrant's telephone number, including area code)

                        Not Applicable
- -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        X   Yes          ____ No
                      -----


As of the date of this report, the issuer had outstanding
33,624,534 shares of common stock, $.004 par value per share.


          This is page 1 of 32 sequentially numbered pages.

           JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                  PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.


                                                           Page
                                                           ----

       Consolidated statements of financial condition
       as of March 31, 1995 and June 30, 1994.               3

       Consolidated statements of operations for the
       three months and nine months ended March 31,
       1995 and 1994.                                      4-5

       Consolidated statement of changes in stockholders'
       equity for the nine months ended March 31, 1995,
       as restated for the one-for-four reverse split of
       common stock.                                         6

       Consolidated statements of changes in liabilities
       subordinated to claims of general creditors for
       the nine months ended March 31, 1995 and 1994.        7

       Consolidated statements of cash flows for the
       nine months ended March 31, 1995 and 1994.          8-9

       Notes to consolidated financial statements.          10

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       MARCH 31, 1995 AND JUNE 30, 1994

                                    ASSETS


                                                                                        March 31,      June 30,
                                                                                          1995           1994
                                                                                      ------------   ------------
                                                                                       (Unaudited)    (Audited)

Cash                                                                                  $  1,527,900   $  1,862,300
Cash segregated or secured under Commodity Exchange Act                                  2,670,700      3,279,800
U.S. Government obligations                                                            113,472,000    123,783,900
Deposits with clearing organizations                                                    63,575,500     52,882,800
Warehouse receipts                                                                         894,900        963,700
Receivables:
 Brokers and dealers                                                                     6,610,000      5,313,200
 Clearing organizations                                                                 14,203,200     10,906,400
                                                             March 31,     June 30,
                                                                1995        1994
                                                             ----------   ---------
 Customers                                                   $1,057,500   $ 915,800
 Affiliates                                                           -      13,800
 Other                                                          271,900     366,200
 Less - Allowance for doubtful accounts                        (242,000)   (506,600)     1,087,400       789,200
                                                             ----------   ---------

Investments in and advances to affiliated partnerships                                      50,200         44,400
Notes receivable                                                                           634,600        641,300
Exchange memberships at cost (market value of $1,131,600
 and $955,500 at March 31, 1995 and June 30, 1994,
 respectively)                                                                             679,300        652,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $1,537,600
 and $1,379,000 at March 31, 1995 and June 30, 1994,
 respectively                                                                              677,900        608,900
Goodwill, net of accumulated amortization of $4,041,100
 and $4,000,900 at March 31, 1995 and June 30, 1994,
 respectively                                                                              555,300        595,500
Other assets                                                                               568,300        482,500
                                                                                      ------------   ------------

  Total                                                                               $207,207,200   $202,806,200
                                                                                      ============   ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
 Clearing organizations                                                               $     96,700   $      6,000
 Customers                                                                             185,454,500    181,590,900
 Officers and employees                                                                  1,346,900      3,888,400
Accounts payable and accrued expenses                                                    4,154,200      3,754,400
Notes payable                                                                            6,390,000      7,690,000
                                                                                      ------------   ------------

    Total                                                                              197,442,300    196,929,700
                                                                                      ------------   ------------

Liabilities subordinated to claims of general creditors                                  3,190,000      2,000,000
                                                                                      ------------   ------------

Stockholders' equity:
 Class A preferred stock, $1 par value; 10% cumulative,
  redeemable, 400,000 shares authorized and outstanding                                    400,000        400,000
 Common stock, restated for reverse split, $.004 par value;
  150,000,000 shares authorized, 33,624,534 and 20,099,739
  shares issued and outstanding at March 31, 1995 and
  June 30, 1994, respectively                                                              134,500         80,700
 Paid-in capital                                                                         8,395,300      7,373,100
 Retained deficit                                                                       (2,354,900)    (3,977,300)
                                                                                      ------------   ------------

   Total stockholders' equity                                                            6,574,900      3,876,500
                                                                                      ------------   ------------

    Total                                                                             $207,207,200   $202,806,200
                                                                                      ============   ============





                The accompanying notes are an integral part of the consolidated financial statements.


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)




                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                   1995         1994
                                                                               -----------   -----------

Revenues:
 Commissions                                                                   $ 8,778,700   $ 8,427,000
 Interest                                                                        2,400,000       731,800
 Trading gains (losses), net                                                        58,200        99,600
 Other                                                                             241,000        98,000
                                                                               -----------   -----------

  Total revenues                                                                11,477,900     9,356,400
                                                                               -----------   -----------

Expenses:
 Commission, floor brokerage and clearing costs                                  5,061,600     4,792,600
 Compensation and related benefits                                               2,426,800     2,094,600
 Communications                                                                    430,500       448,000
 Interest                                                                          928,600       452,700
 Rent and other occupancy costs                                                    367,400       383,400
 Business promotion                                                                457,100       319,000
 Professional and consulting fees                                                  177,400       276,100
 Depreciation                                                                       43,900        67,500
 Amortization of goodwill                                                           13,400        13,400
 Other                                                                             (66,100)      373,500
                                                                               -----------   -----------

  Total expenses                                                                 9,840,600     9,220,800
                                                                               -----------   -----------

Income before income taxes                                                       1,637,300       135,600
Income tax expense                                                                 590,000        55,900
                                                                               -----------   -----------

Net income                                                                       1,047,300        79,700

Assumed cumulative dividend on Class A preferred stock                             (10,000)      (10,000)
                                                                               -----------   -----------

Net income applicable to common stock                                          $ 1,037,300   $    69,700
                                                                               ===========   ===========

Primary earnings per common share, restated for reverse split:

 Net income                                                                           $.03          $.00
                                                                               ===========   ===========
 Weighted average number of common shares outstanding                           33,624,535    20,174,739
                                                                               ===========   ===========
Fully diluted earnings per common share, restated for reverse split:

 Net income                                                                           $.03          $.00
                                                                               ===========   ===========
 Weighted average number of common shares outstanding                           33,624,535    20,174,739
                                                                               ===========   ===========




           The accompanying notes are an integral part of the consolidated financial statements.


                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                              -------------------------
                                                                                 1995          1994
                                                                              ----------    -----------

Revenues:
 Commissions                                                                  $24,579,100   $24,480,200
 Interest                                                                       4,980,700     2,466,700
 Trading gains, net                                                                96,900       236,300
 Other                                                                            557,000       226,200
                                                                              -----------   -----------
  Total revenues                                                               30,213,700    27,409,400
                                                                              -----------   -----------
Expenses:
 Commission, floor brokerage and clearing costs                                13,744,200    14,186,800
 Compensation and related benefits                                              6,649,600     5,676,000
 Communications                                                                 1,214,500     1,448,200
 Interest                                                                       2,335,200     1,209,500
 Rent and other occupancy costs                                                 1,020,700     1,038,800
 Business promotion                                                             1,197,400       914,500
 Professional and consulting fees                                                 399,200       702,700
 Depreciation                                                                     169,600       191,000
 Amortization of goodwill                                                          40,200        40,200
 Other                                                                            901,000     1,200,900
                                                                              -----------   -----------
  Total expenses                                                               27,671,600    26,608,600
                                                                              -----------   -----------
Income before income taxes                                                      2,542,100       800,800
Income tax expense                                                                919,700       311,300
                                                                              -----------   -----------
Net income                                                                      1,622,400       489,500
Assumed cumulative dividend on Class A preferred stock                            (30,000)      (30,000)
                                                                              -----------   -----------
Net income applicable to common stock                                         $ 1,592,400   $   459,500
                                                                              ===========   ===========
Primary earnings per common share, restated for reverse split:
 Net income                                                                   $       .05   $       .02
                                                                              ===========   ===========
 Weighted average number of common shares outstanding                          29,648,509    20,175,901
                                                                              ===========   ===========
Fully diluted earnings per common share, restated for reverse split:
 Net income                                                                   $       .05   $       .02
                                                                              ===========   ===========
 Weighted average number of common shares outstanding                          29,648,509    20,175,901
                                                                              ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 1995

                                  (UNAUDITED)

       (AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK)




                             Class A          Common Stock
                            Preferred         ------------          Paid-In        Retained
                              Stock        Shares       Amount      Capital        Deficit         Total
                            ---------      ------       ------      -------        --------        -----
Balance, July 1, 1994        $400,000    20,174,739    $ 80,700    $7,373,100    $(3,977,300)    $3,876,500

Issuance of common
  stock pursuant to
  rights offering                 -      13,449,826      53,800     1,022,200            -        1,076,000

Repurchase of common
  stock pursuant to
  reverse split                   -             (31)        -             -              -              -

Net income                        -             -           -             -        1,622,400      1,622,400
                              -------    ----------     -------     ---------     ----------      ---------
Balance,
  March 31, 1995             $400,000    33,624,534    $134,500    $8,395,300    $(2,354,900)    $6,574,900
                              =======    ==========     =======     =========     ==========      =========


            The accompanying notes are an integral part of the consolidated financial statements.


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)


                                                Nine Months Ended
                                                    March 31,
                                             ------------------------
                                                 1995         1994
                                             ------------  ----------
Liabilities subordinated to claims of
  general creditors at beginning of
  period                                      $2,000,000   $      -

New borrowings                                 3,190,000    2,000,000

Maturities                                    (2,000,000)         -
                                               ---------    ---------

Liabilities subordinated to claims of
  general creditors at end of period          $3,190,000   $2,000,000
                                               =========    =========





The accompanying notes are an integral part of the consolidated financial statements.


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)


                                                                           Nine Months Ended
                                                                               March 31,
                                                                     ------------------------------
                                                                          1995            1994
                                                                     ---------------  -------------

Cash Flows From Operating Activities:
  Net income                                                           $  1,622,400   $    489,500
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                           209,800        231,200
    Deferred taxes                                                            9,300       (167,000)
    Doubtful accounts expense (benefit)                                    (562,500)        24,400
    Equity in net loss of affiliated partnerships                             5,200          5,700
    Gain on sale of assets                                                        -         (8,500)
  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                           609,100      1,588,600
    U.S. Government obligations                                          10,311,900    (15,845,100)
    Deposits with clearing organizations                                (10,692,700)   (20,946,200)
    Warehouse receipts                                                       68,800       (178,700)
    Receivables                                                          (4,329,300)    (2,524,600)
    Other assets                                                            (95,100)       300,300
    Payables                                                              1,412,800     36,146,700
    Accounts payable and accrued expenses                                   399,800      1,016,100
                                                                        -----------    -----------

     Cash provided by (used in) operating activities                     (1,030,500)       132,400
                                                                        -----------    -----------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net               (11,000)       106,900
  Decrease in notes receivable                                                6,700         25,800
  Purchase of exchange membership                                          (130,000)             -
  Purchase of furniture, equipment and leasehold
    improvements                                                           (288,500)      (150,300)
  Rebate from purchase of equipment                                          50,000            -
  Proceeds from sale of assets                                                  -            8,500
  Rebate from exchange memberships                                          102,900            -
                                                                       ------------   ------------

     Cash used in investing activities                                     (269,900)        (9,100)
                                                                        -----------    -----------

Cash Flows From Financing Activities:
  Repayments of notes payable                                            (1,300,000)    (1,925,600)
  Increase in liabilities subordinated to claims
    of general creditors                                                  1,190,000      2,000,000
  Conversion of redeemable convertible preferred stock                          -           (4,800)
  Issuance of common stock pursuant to
    rights offering                                                       1,076,000            -
                                                                        -----------    -----------

     Cash provided by financing activities                                  966,000         69,600
                                                                        -----------    -----------

Increase (Decrease) in cash                                                (334,400)       192,900

Cash, beginning of period                                                 1,862,300      1,400,900
                                                                        -----------    -----------

Cash (bank overdrafts), end of period                                  $  1,527,900   $  1,593,800
                                                                        ===========    ===========





        The accompanying notes are an integral part of the consolidated financial statements.


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)

                            (CONTINUED FROM PAGE 8)



                  Supplemental Schedule of Non-Cash Investing
                           and Financing Activities




Nine Months Ended March 31, 1995
- --------------------------------

     In January, 1995, all notes payable aggregating $7,590,000 due January 31, 1995 were extended to January 31, 1996.

     In March, 1995 a subordinated loan in the amount of $2,000,000 was extended to February 28, 1996.


Nine Months Ended March 31, 1994
- --------------------------------

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

     In February, 1994, all notes payable due at various dates, were extended to January 31, 1995.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

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

                                         March 31,      June 30,
                                            1995          1994
                                        ------------  ------------
Cash                                    $  2,670,700  $  3,279,800
U.S. Government obligations              112,298,700   123,105,300
Deposits with clearing
  organizations                           56,706,800    47,651,800
Receivables from clearing
  organizations, net                      13,945,500    10,517,600
Receivables from brokers and dealers       6,133,000     4,821,100
Warehouse receipts                           894,900       963,700
                                        ------------  ------------

     Total segregated and
       secured assets                   $192,649,600  $190,339,300
                                        ============  ============
     Amount required to be
       segregated and secured           $184,714,900  $181,115,700
                                        ============  ============


NOTE 3 - DEPOSITS WITH CLEARING ORGANIZATIONS

     Deposits with clearing organizations are as follows:

                                       March 31,    June 30,
                                         1995         1994
                                      -----------  -----------

U.S. Government obligations           $61,836,200  $51,509,300
Guarantee deposits                      1,049,900      960,400
Stock in exchange clearing
 organization at cost (market
 value of $936,000 and $896,000 at
 March 31, 1995 and June 30,
 1994, respectively)                      360,000      360,000
Cash margins                              329,400       53,100
                                      -----------  -----------

  Total                               $63,575,500  $52,882,800
                                      ===========  ===========

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1995

                          (UNAUDITED)


NOTE 4 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

     Index Management Services, Inc. ("IMSI"), a subsidiary of Index, as a general partner, has invested in commodity pools. IMSI is also the sponsor of an exempted Cayman Islands limited liability company. The investments in and advances to such entities consist of the following:

                       March 31,  June 30,
                         1995       1994
                       ---------  --------

       Investments      $44,200   $31,700
       Advances           6,000    12,700
                        -------   -------

          Total         $50,200   $44,400
                        =======   =======

     IMSI is required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At March 31, 1995, IMSI is in compliance with those requirements. At March 31, 1995, the Cayman Islands limited liability company is in the process of liquidation. Index provides commodity brokerage services to the active pool at agreed upon rates and IMSI receives administrative fees from that pool.


NOTE 5 - CUSTOMER OWNED SECURITIES

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. The total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities at March 31, 1995 and June 30, 1994 is $48,018,400 and $48,059,300, respectively.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1995

                          (UNAUDITED)

NOTE 6 - NOTES PAYABLE

     Notes payable consist of the following:

                                            March 31,     June 30,
                                             1995           1994
                                           ----------    ----------
Principal stockholder,
 interest at prime plus 4%, due:
  January 31, 1996 and 1995                $  540,000    $  540,000
  January 31, 1996 and 1995                   400,000       400,000
Affiliates and other related parties,
 interest at prime plus 4%, due:
  January 31, 1996 and 1995                   150,000       250,000
  January 31, 1996 and 1995                 2,000,000     2,000,000
  January 31, 1996 and 1995                 1,800,000     3,000,000
  January 31, 1996 and 1995                   750,000       750,000
  January 31, 1996 and 1995                   750,000       750,000
                                           ----------    ----------
     Total                                 $6,390,000    $7,690,000
                                           ==========    ==========

     Interest expense on notes payable is as follows:

                                              1995          1994
                                           ----------    ----------
     Three months ended March 31,           $232,400      $222,800
     Nine months ended March 31,            $687,000      $574,100

     In September, 1994 the Company repaid $100,000 of a $250,000 note payable to its President and a Director.

     In January, 1995 all notes payable, aggregating $7,590,000, due January 31,
1995, were extended to January 31, 1996.

     In March, 1995 the Company repaid $1,200,000 of a $3,000,000 note payable to an affiliated company.

NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors consist of the following:
                                        March 31,   June 30,
                                          1995        1994
                                       ----------  ----------
Bank, interest at prime plus 3%
 and prime plus 2% due February 28,
 1996 and March 9, 1995                $2,000,000  $2,000,000

Bank, interest at prime plus
 3% due March 11, 1996                  1,190,000          --
                                       ----------  ----------

    Total                              $3,190,000  $2,000,000
                                       ==========  ==========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

                                  (UNAUDITED)


NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
         (CONTINUED)

     In March, 1995 the Company extended the maturity date on a $2,000,000 subordinated loan from March 9, 1995 to February 28, 1996.

     Interest expense on liabilities subordinated to claims of general creditors is as follows:

                                            1995         1994
                                            ----         ----

     Three months ended March 31,         $ 61,400      $10,100
     Nine months ended March 31,          $160,400      $10,100

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

     CLASS A PREFERRED STOCK

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At March 31, 1995, cumulative dividends in arrears amount to $363,300 or $.91 per share. No liability for these dividends has been recorded as dividends are not payable until declared.

     COMMON STOCK

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

                                  (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of March 31, 1995, 33,624,534 shares of common stock.

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

     The Company also granted options, other than in accordance with the March 1986 incentive stock option plan. In February, 1992, the Company granted to an employee, options for 125,000 shares of common stock exercisable from February 1, 1992 until the termination of the agreement. In May, 1992, the Company granted to two individuals options totalling 75,000 shares of common stock exercisable from May 7, 1992 until the termination of their respective agreements. In May, 1994 one agreement was terminated and options for 25,000 shares of common stock were forfeited. In September, 1992, the Company granted to one officer, options for 125,000 shares of common stock exercisable from October 1, 1992 until the termination of the agreement. In February 1994, the Company granted to an officer, options for 1,250,000 shares of common stock exercisable from February 28, 1994 until termination of the agreement or February 28, 1999. In May, 1994, the Company granted to an officer options for 500,000 shares of common stock exercisable from May 1, 1994 until death, termination of employment or June 30, 1995. In January, 1995, the Company granted to two officers options totalling 250,000 shares of common stock exercisable from January 3, 1995

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

                                  (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

until the termination of their respective agreements. The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at March 31, 1995.

        Shares             Shares      Shares      Shares       Shares
        Granted   Price  Exercisable  Forfeited   Cancelled   Remaining
        -------   -----  -----------  ---------   ---------   ---------
Dec.
1990     410,000  $.60      340,000     50,469       19,531     340,000

Feb.
1992     125,000  $.25      125,000        -            -       125,000

May
1992      75,000  $.60       50,000     25,000          -        50,000

Sep.
1992     125,000  $.375     125,000        -            -       125,000

Feb.
1994   1,250,000  $.24    1,250,000        -            -     1,250,000

May
1994     500,000  $.24      500,000        -            -       500,000

Jan.
1995     250,000  $.125     250,000        -            -       250,000
       ---------          ---------    -------       ------   ---------

Total  2,735,000          2,640,000     75,469       19,531   2,640,000
       =========          =========    =======       ======   =========

NOTE 9 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $634,600 arose in connection with advances made by the Company to an affiliated entity. This receivable was converted into a note bearing interest at 8%, which was subsequently changed to the prime rate of interest. This note is partially collateralized by deposits at Index as of March 31, 1995. The Company earned interest income on this note in the amounts of $13,600 and $9,200 during the three months ended March 31, 1995 and 1994, respectively, and $38,300 and $28,300 during the nine months ended March 31, 1995 and 1994, respectively.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1995

                          (UNAUDITED)


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company currently rents from an officer and a director an exchange membership having a market value at March 31, 1995 of approximately $731,000. Rent expense for the three months ended March 31, 1995 and 1994 was $18,000 and $12,000, respectively, and for the nine months ended March 31, 1995 and 1994, rent expense was $44,000 and $37,200, respectively.

     Certain exchange memberships owned by officers and others, having an aggregate market value of $5,248,000, have been pledged to various exchange clearinghouses or corporations on behalf of the Company and may be used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships are not included in the Company's consolidated statements of financial condition. The Company, in the ordinary course of business, guarantees certain loans which are secured by exchange memberships owned by an individual who is an officer and director and by the principal shareholder.

     The Company receives funds, in the form of loans, from its principal shareholder, an affiliated company and an officer and a director of the Company. See Note 6 for the terms and balances at March 31, 1995 and June 30, 1994.


NOTE 10 - SALE OF ASSETS

     In January, 1993, Brokers Resource Corp., at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the three months ended March 31, 1995 and 1994, the Company earned $75,300 and $238,400, respectively, and during the nine months ended March 31, 1995 and 1994, the Company earned $481,900 and $746,600, respectively, from this transaction, which is included in commission income. The revenue stream generated from this transaction ended effective January 15, 1995.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

                                  (UNAUDITED)



NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company has noncancellable leases for office space and equipment which expire at varying dates through 2000. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

          Year Ending June 30,             Amount
          --------------------             ------
            1995                         $  142,000
            1996                            475,000
            1997                            198,800
            1998                            102,500
            1999 and thereafter             230,700
                                          ---------
                  Total                  $1,149,000
                                          =========

     The Company has entered into employment agreements which expire at varying dates through fiscal 1996 with certain of its officers, providing for aggregate minimum annual payments for the years ending June 30, 1995 and 1996 of approximately $221,700 and $481,000, respectively. Additional compensation is payable under certain circumstances as defined in the agreements.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

                                  (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     A Federal Court judge in Colorado recently granted Index and BRC's motion for summary judgment, dismissing all counts of a complaint which was filed against Index and BRC for alleged negligence in supervision and breach of fiduciary duties in conjunction with the alleged operation of an unregistered investment pool.


NOTE 12 - INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("FAS No. 109"). Under the new standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The adoption of FAS No. 109 does not effect the earnings for the three months or nine months ended March 31, 1995 and 1994. After adoption of FAS No. 109, the primary components of the Company's deferred tax assets and liabilities are as follows:


                                      March 31,    June 30,
                                         1995        1994
                                      ----------  ----------
Deferred income tax assets:
  Bad debt reserve                    $  80,700   $ 175,300
  Book and tax depreciation
    difference                           67,500      65,300
  Insurance reserve                      42,400      56,800
  Unrealized loss on U.S.
    Government obligations               85,700      30,600
  Contingent liability reserve           28,200      28,200
  Bonus accrual                          42,600      89,700
  Accrued legal expense                  73,100         -
                                       --------    --------

    Total deferred tax assets         $ 420,200   $ 445,900
                                       --------    --------

Deferred income tax liabilities:
  Partnership income                  $ (26,100)  $ (21,400)
  Prepaid rent                          (29,800)    (49,300)
  1987-1989 audit adjustment            (61,100)    (61,100)
  Other                                     -        (1,600)
                                       --------    --------
    Total deferred tax liabilities    $(117,000)  $(133,400)
                                       --------    --------
    Net deferred tax assets           $ 303,200   $ 312,500
                                       ========    ========

     No valuation allowance has been provided as management believes deferred taxes are realizable.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

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

     The Company, through Index, is in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guarantees to the respective clearinghouses its customers' performance under these contracts. To reduce its risk, Index requires its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market fluctuations, Index adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at March 31, 1995, were adequate to minimize the risk of material loss which could be created by the positions held at that time. At March 31, 1995, Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $529,127,400 and short proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $429,127,400.

     The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. At March 31, 1995, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At March 31, 1995, foreign currency forward contracts were transacted at First National Bank of Chicago and Credit Lyonnaise Rouse Limited.

NOTE 14 - CAPITAL REQUIREMENTS

     Index is subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which Index is a member. As of March 31, 1995, adjusted net capital, as defined, of $13,206,100 is $6,635,800 in excess of the minimum required

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

                                  (UNAUDITED)



NOTE 14 - CAPITAL REQUIREMENTS(CONTINUED)

under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

     A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At March 31, 1995, the subsidiary is in compliance with those requirements.


NOTE 15 - NASDAQ LISTING

     On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On December 7, 1994 the Company's common stock resumed trading on the NASDAQ SmallCap Market.


NOTE 16 - CASH FLOWS

     For purposes of reporting cash flows, cash does not include net segregated or secured cash, as defined, in the Commodity Exchange Act. Interest paid during the nine months ended March 31, 1995 and 1994 amounted to $2,198,500 and $1,178,900, respectively. The Company made income tax payments in the amount of $444,600 and $185,000 during the nine months ended March 31, 1995, and 1994, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended March 31, 1995.

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

Liquidity and Capital Resources
- -------------------------------

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

     Index, the Company's primary operating subsidiary, is subject to the minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for registered futures commission merchants to maintain minimum net capital based on a percentage of the amount of customer funds required to be segregated. During the nine months ended March 31, 1995, Index's segregated asset requirement decreased by approximately $4,191,200, which decreased Index's net capital requirements. Throughout the nine months, Index exceeded the net capital requirements of the CFTC and the various exchanges of which it is a member. As of March 31, 1995, Index's regulatory capital exceeded the minimum net capital requirements of the CFTC by $6,635,800. Index is also required to secure all balances due to U.S. based customers for activities in foreign futures and options. At March 31, 1995, funds secured in separate accounts exceeded secured requirements by $500,500.

     The Company had relatively normal fluctuations in cash from both operating and investing activities during fiscal 1995. Although cash used in investing activities has shown normal fluctuations, the Company did purchase another exchange

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


membership in order to increase its business. During fiscal 1995, the cash requirements of the Company were generally provided by financing activities which generated $1,076,000 by the issuance of common stock from the Rights Offering in July, 1994. This enabled the Company to increase its regulatory capital.

     The Company, during the quarter ended March 31, 1995, extended the maturity dates on all notes payable due January 31, 1995 to January 31, 1996.
In March 1995, the Company repaid $1,200,000 of a $3,000,000 note payable due January 31, 1996. Also during the quarter the Company extended the maturity date on a $2,000,000 subordinated loan from March 9, 1995 to February 28, 1996 and received, from the same bank, an additional $1,190,000 subordinated loan due March 11, 1996.

     The Company, at March 31, 1995, had $6,390,000 in notes payable maturing January 31, 1996. The majority of the proceeds from the notes were loaned to Index in the form of subordinated loans which are included in net capital for regulatory purposes. The ability to refinance its debt depends on the related parties desire to continue such loans with the Company.

     The Company has historically satisfied its capital needs from subordinated loans, notes payable and proceeds from the issuance of stock. The Company, since inception through March 31 1995, has realized approximately $9,000,000 from the issuance of stock. It is anticipated that the Company's short-term and long-term capital needs will be primarily satisfied through loans, operations and investing activities as well as from the proceeds of the issuance of stock.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     Total stockholders' equity increased $2,698,400 to $6,574,900 at March 31, 1995, from $3,876,500 at June 30, 1994. The increase in stockholders' equity is the result of the proceeds from the issuance of stock pursuant to the Rights Offering and net income for the nine months.

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001.
Each four shares of common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. The outstanding shares of common stock have been reduced to 33,624,534 shares, at March 31, 1995, from 134,498,260 shares before the reverse split.

     The majority of the Registrant's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Registrant's expenses, such as employee compensation and other operating expenses.

Results of Operations
- ---------------------

     In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of Jack Carl/312-Futures, Inc., sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. The Company earned commission revenue in the amounts of $75,300 and $481,900, during the quarter and nine months ended March 31, 1995, respectively, from the sale of BRC's introducing broker business. This revenue stream ended effective January 15, 1995.

     Total revenues for the quarter ended March 31, 1995 increased $2,121,500 or 23% to $11,477,900 compared to $9,356,400 for the quarter ended March 31, 1994. Total revenues for the nine months ended March 31, 1995 increased $2,804,300 or 10% to $30,213,700 compared to $27,409,400 for the same period a year ago.

     Commission revenue, which generally is related to trading volume and includes revenue from the sale of BRC's introducing broker business, increased $351,700 and $98,900 during the quarter and the nine months ended March 31, 1995, respectively, compared to the same periods a year ago. The small increases in revenue, generated from a 25% increase in trading volume during the quarter ended March and a 20% increase in trading volume during the nine months ended March 31, 1995 are primarily attributable to the Company's business mix which has changed toward discount business that generates higher trading volume and lower revenues and expenses per trade than other types of retail business.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

     Interest income increased $1,668,200 and $2,514,000 during the quarter and nine months ended March 31, 1995 compared to the same periods a year ago. The increase in interest income in fiscal 1995 is primarily attributable to the following factors. The Company is investing in longer term U.S. Government obligations which increases the yield on its investments. Such investments are interest rate sensitive which cause fluctuations in income as interest rates vary. The change in appreciation of these investments due to such market value fluctuations generated increases in interest income of approximately $763,900 and $149,000 during the quarter and nine months ended March 31, 1995, respectively, compared to the same periods a year ago. Second, the Company, by increasing its customer base, has additional funds available to invest. Third, interest rates have continued their upward trend in fiscal 1995.

     Total expenses increased $619,800 or 7% and $1,063,000 or 4% during the quarter and nine months ended March 31, 1995, respectively, compared to the same periods a year ago.

     Commissions, floor brokerage and clearing costs which are related to trading volume, increased $269,000 or 6% during the quarter ended March 31, 1995 compared to the same period a year ago. The increase in expense is primarily attributable to a 25% increase in trading volume during the quarter ended March 31, 1995 and increased trading in foreign markets which typically costs more than domestic markets. Commissions, floor brokerage and clearing costs decreased $442,600 or 3%, on a 20% increase in trading volume, during the nine months ended March 31, 1995 compared to the same period a year ago. This decrease is primarily the result of a change in business mix toward discount business which generates higher trading volume and lower commission revenues and expenses per trade than other types of retail business and the gradual restructuring of sales agreements to include the absorption of costs by the salesmen before any commissions are earned.

     Compensation and related benefits increased $332,200 or 16% and $973,600 or 17% during the quarter and nine months ended March 31, 1995, respectively, compared to the same periods a year ago. These increases are the result of an increase in the number of employees and related benefits as well as salary increases.

     Interest expense increased $475,900 and $1,125,700 during the quarter and nine months ended March 31, 1995, respectively, compared to the same periods a year ago. These increases were caused by higher interest rates on the Company's obligations during fiscal 1995 and increased customer deposits on which the Company pays interest expense.

     Professional and consulting fees decreased $98,700 and $303,500 during the quarter and nine months ended March 31, 1995, respectively, compared to the same periods a year ago. The decreases are primarily the result of a decrease in legal fees incurred in fiscal 1995 due to decreased activity on pending litigation.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     Other expense decreased by $439,600 and $299,900 during the quarter and nine months ended March 31, 1995, respectively, compared to the same period a year ago. These decreases are primarily attributable to a $585,000 credit to bad debt expense during the quarter ended March 31, 1995. This credit was primarily the result of the receipt of a bankruptcy settlement for a bad debt which was previously written off, collections of deficit accounts and a reduction in the Company's bad debt experience.

     As a result of the aforementioned revenues and expenses, net income for the quarter ended March 31, 1995 is $1,047,300 or $.03 per share compared to net income of $79,700 or less than $.01 per share for the same period a year ago. Net income for the nine months ended March 31, 1995 is $1,622,400 or $.05 per share compared to net income of $489,500 or $.02 per share for the same period a year ago.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                MARCH 31, 1995




Item 6 Exhibits and Reports on Form 8-K

(a) Immediately following this page is an Exhibit Index setting forth the exhibits to this Quarterly Report on Form 10-Q and the page number in the sequential numbering system where such exhibits can be found.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1995.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX





                                                           Page
                                                           ----

(11) Statement re:  Computation of per share earnings      27-28

(27) Financial Data Schedule                               29

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



                                    Jack Carl/312-Futures, Inc.
                                    ---------------------------
                                          (Registrant)



Dated:  May 12, 1995                By:  /S/ALLYSON LAACKMAN
                                       ------------------------------
                                       Allyson Laackman
                                       Chief Financial Officer