Form 10-K
period 1995-06-30
CARL JACK 312 FUTURES INC
filed 1995-09-27
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended June 30, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition Period From _______________ to ________________

Commission file number 0-15187
                       -------

                          Jack Carl/312-Futures, Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                              36-3399452
- --------------------------------     -------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

   200 West Adams Street, Chicago, Illinois           60606
- --------------------------------------------------------------------
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (312) 407-5700
                                                    --------------

Securities registered pursuant to Section 12(g) of the Act:

                          $.004 Par Value Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     As of August 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,223,000.

     As of August 31, 1995, there were outstanding 33,624,532 shares of the Registrant's common stock.

               This is page 1 of 91 sequentially numbered pages.

                            PART I
                            ------

ITEM 1 - BUSINESS

(a)    General Development of Business.

     The Registrant was incorporated under the laws of the State of Illinois on July 26, 1985 under the name SFA, Inc. On August 1, 1985, SFA, Inc. acquired 100% of the capital stock of a corporation (the "Predecessor Corporation") from Oppenheimer Rouse Futures, Inc. The Registrant is the successor to the business and operations of the Predecessor Corporation. As of November 21, 1985, the Predecessor Corporation was merged into SFA, Inc. and SFA, Inc., changed its name to 312-Futures, Inc. At that time and until Jack Carl Associates, Inc., a privately held Delaware corporation, ("JCA"), merged on August 29, 1986, into the Registrant, the Registrant's business activities were limited to effecting transactions in futures contracts and options on futures contracts on a "discounted basis" for retail customers nationwide. The Registrant is the surviving corporation of the merger and its corporate name was changed to Jack Carl/312-Futures, Inc. As a consequence of the merger, the Registrant's brokerage activities were expanded and diversified with it succeeding to the clearing membership of JCA on the Chicago Mercantile Exchange and clearing the transactions on that Exchange for approximately 200 professional market makers and for customers of introducing brokers on a fully disclosed basis. Accordingly, for the fiscal year ended June 30, 1987, the Registrant was engaged in the commodity brokerage business, which included effecting transactions in futures contracts and options on futures contracts as a clearing member firm on the Chicago Mercantile Exchange for its various customers. During the fiscal year ended June 30, 1987, the Registrant cleared its customer's transactions at the Chicago Board of Trade and certain other exchanges on an omnibus basis through its then affiliate, Index Futures Group, Inc. ("Index").

     On July 1, 1987, the Registrant purchased all of the stock of its affiliate, Index. Incidental to such purchase, the Registrant transferred all of its commodity futures customer accounts to Index and, since such transfer, such business has been conducted through Index and its divisions. During fiscal 1988, in an effort to better manage risk, the Registrant effectively discontinued the business of clearing transactions for professional market makers. On January 1, 1989, the Registrant voluntarily withdrew its registration as a futures commission merchant. The Registrant is currently a holding company with its businesses conducted through its subsidiaries.

     On November 16, 1990, Jack Carl/312-Futures, Inc. and Index sold to Credit Agricole Futures, Inc. certain assets used by Index in its clearing operations. Concurrent with the sale, approximately 30 employees of Index became employees of Credit

Agricole Futures, Inc. Index continues to be a clearing member of various commodity exchanges.

     In January, 1993, Brokers Resource Corp., at the time, a wholly-owned subsidiary of Index, and currently a wholly-owned subsidiary of the Registrant, sold the majority of its guaranteed introducing broker business to an unrelated entity.

     In May, 1994, the Registrant, by written consent of the shareholders, changed its state of incorporation from Illinois to Delaware.

     In July, 1994, the Registrant offered to its common stockholders, the non-transferable right to purchase, at a subscription price of $.02 per share, two-thirds of a share of common stock for each one share of common stock owned of record on July 15, 1994 ("Rights Offering"). 53,799,304 shares of common stock were available and purchased in the Rights Offering.

     Lee S. Casty, the Registrant's principal shareholder, Burton J. Meyer, the Registrant's President and a director and Michael J. Moss, President of Index, purchased their allocable number of shares in the Rights Offering. In addition, Messrs. Casty, Meyer and Moss purchased at the subscription price of $.02, immediately following the expiration of the Rights Offering, the shares of common stock which were not purchased by other shareholders so that all 53,799,304 shares of common stock were purchased. The gross proceeds of the Rights Offering were $1,076,000.

     Effective at the close of business November 4, 1994, the Registrant effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Registrant is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there were outstanding as of June 30, 1995, 33,624,532 shares of common stock.

(b)    Narrative Description of Business.

General

     The Registrant is a holding company with its businesses substantially conducted through Index and other subsidiaries. The Registrant was a futures commission merchant registered with the Commodity Futures Trading Commission ("CFTC") until January 1, 1989 when it voluntarily withdrew its registration as a futures commission merchant. The Registrant no longer handles commodity futures customer accounts, having transferred all of its accounts to Index.

     Index, the Registrant's principal operating subsidiary which is responsible for commodity and futures related activities, is a futures commission merchant registered with the CFTC and the Securities and Futures Authority ("SFA") in the United Kingdom and is a member of the National Futures Association ("NFA").
It is involved in all aspects of brokerage of futures and options on futures contracts. It is a clearing member of the Chicago Mercantile Exchange, the Chicago Board of Trade, the Mid-America Commodity Exchange, the Commodity Exchange, Inc., the New York Mercantile Exchange, the New York Futures Exchange and the New York Cotton Exchange and effective January 1, 1995, the Coffee, Sugar & Cocoa Exchange. It provides a full-range of futures brokerage, clearing and back office services for professional, institutional and public commodities traders and, through a subsidiary, Index Management Services, Inc., acts as a commodity pool operator. Index is the clearing agent for other non-clearing futures commission merchants, financial institutions, regional brokerage houses and introducing brokers.

     Index presently has one wholly-owned subsidiary, Index Management Services, Inc. ("IMSI"). Index Futures Arb Group, Inc. ("Arb"), Index Forward Trading Group, Inc. ("IFTG") and Index Currency Trading Group, Inc. ("ICTG") were wholly-owned subsidiaries of Index until they were dissolved in fiscal 1995.

     IMSI, which was organized in May, 1986, is registered with the CFTC as a commodity pool operator and is a member of the NFA. IMSI was organized to create and offer to the public, either by itself or in cooperation with others through joint ventures, various commodity futures fund offerings which may be marketed through broker-dealers or through participating regional brokerage houses. IMSI is presently the general partner and commodity pool operator of LBR Pacific Fund, L.P., a Delaware limited partnership and Beacon STS Fund, L.P., an Illinois limited partnership. IMSI is also the sponsor of Index International Futures Fund Ltd., an exempted Cayman Islands limited liability company formed to engage in speculative trading of world futures markets. As of June 30, 1995, Index International Futures Fund Ltd. was in the process of liquidation.

     Arb, a Delaware corporation, was organized in September, 1988, as Manhattan Coin Exchange, Inc. and was thereafter renamed Jack Carl Options Management, Inc. In May, 1991, its name was changed to Index Futures Arb Group, Inc. Its business was to conduct proprietary arbitrage trading in foreign currencies.
Arb commenced and ceased operations during the year ended June 30, 1993. Arb was dormant during fiscal 1994 and was dissolved in fiscal 1995.

     IFTG, a Delaware corporation, was organized in July, 1992 to conduct proprietary arbitrage trading in foreign currencies. IFTG was dormant during fiscal 1993 and 1994 and was dissolved in fiscal 1995.

     ICTG, a Delaware corporation was organized in July, 1992 to conduct proprietary arbitrage trading in foreign currencies. ICTG was dormant during fiscal 1993 and 1994 and was dissolved in fiscal 1995.

     In addition to Index, Brokers Resource Corp. ("BRC"), formerly a subsidiary of Index, Index Securities, Inc. ("ISI"), Jack Carl Management and Trading, Inc. ("JCMT") and Index FX, Ltd. ("IFX") are wholly-owned subsidiaries of the Registrant. Stark Research, Inc. ("Stark") is a majority-owned subsidiary of the Registrant.

     In December, 1993, Index transferred its investment in BRC to the Registrant, in the form of a dividend.

     BRC, organized in February, 1985, was a non-clearing futures commission merchant which provided a full range of services to the independent futures professional. These services included product development (such as providing its customers with ideas in advertising and the generation of leads to increase business), office operation services (such as assisting in compliance matters and in acquiring equipment and systems that promote efficient operations) and trading support services (including availability of market information, providing accurate and timely statements and access to international markets). BRC was a member of the NFA and was registered with the CFTC.

     In January, 1993, BRC sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business. Subsequent to the sale, BRC's operations have been minimal. In January, 1994, BRC voluntarily withdrew its registration as a futures commission merchant. In connection with this sale, Index and BRC issued a limited indemnification agreement to the purchaser. The agreement covers potential customer claims arising from activity prior to the sale. There have been no such claims to date.

     ISI was organized in January, 1987 and is a registered securities broker-dealer. In June, 1990, ISI sold all of its customer accounts to an unrelated party and its activities presently are primarily limited to acting as the selling agent for commodity pools. As a broker-dealer, ISI is regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

     JCMT was organized in January, 1992 to serve as a commodity trading advisor ("CTA") and is registered with the CFTC as a CTA. The operations of JCMT were minimal during fiscal 1994 and 1995.

     In September, 1993, the Registrant purchased a controlling interest in Stark and became the majority shareholder in that company. Stark is an investment research company which publishes monthly and quarterly magazines regarding investments with a primary focus on funds investing in commodities.

     IFX, a British corporation located in London, England was organized in August, 1995 to conduct foreign exchange business. The corporation has not commenced operations.

Customers

     The Registrant is a holding company, with Index being the Registrant's principal operating subsidiary responsible for commodity and futures related activities. Index is the Registrant's principal source of revenue. Included in its full-range of services, Index maintains retail and discount divisions. With respect to its discount brokerage customers, Index acts as an agent for the transmitting of orders and does not provide in-house generated research. Such discount brokerage customers obtain trading advice elsewhere or make their own trading decisions. Commissions charged by Index to such discount brokerage customers are discounted from those charged by full service commodity brokerage firms. Index's discount customers are charged round-turn transaction commissions which are generally between $12 and $30, as compared to full service firms which management believes charge between $45 and $100 per round-turn. Index provides a full range of futures brokerage, clearing and back office services for professional, institutional and public commodities traders. In addition, through its subsidiary IMSI, it creates and offers to the public, either by itself or in cooperation with others, various commodity futures fund offerings which may be marketed through broker-dealers or through regional brokerage houses.

     Index's revenues from trading activities relate directly to the volume of its customers' orders, generally irrespective of the underlying prices of futures contracts. Such revenues are directly affected by substantial fluctuations in trading volume. Trading volume may be affected by price levels of commodity transactions which are directly affected by regional, national and international economic and political conditions, broad trends in business and finance, inflation and supply and demand of commodities underlying futures and options contracts.

     A material amount of Index's revenues are derived from interest earned on uncommitted cash balances of customer deposits. This practice complies with CFTC regulations and is standard industry practice.

Marketing

     For the fiscal year ended June 30, 1995, Index's primary marketing and advertising activities centered around the promotion of its Jack Carl Futures Discount Division utilizing the print and electronic media, primarily newspapers, magazines and television, which report on the futures markets and their activities. Index, from time to time, engages in promotions whereby it provides subscriptions to independent research materials and/or portable futures price quotation machines at advantageous prices or without charge.

Competition

     Index competes directly with other firms, both discount and full commission. Competition among futures brokerage firms is intense and is based upon both price and service. Other institutions offer their customers some or all of the same types of services provided by Index and may offer more services than those provided by Index. At the same time, the number of active participants in futures trading is relatively small when compared to those engaged in securities trading. In addition, other independent securities and commodities brokerage firms may enter the brokerage business in direct competition with Index.

Regulation

     In order to maintain its listing on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"), the Registrant must satisfy the National Association of Securities Dealers, Inc.'s revised entry and maintenance standards for NASDAQ listed stocks. One such requirement is that a minimum of two active market makers be maintained.

     In May, 1994, the Registrant was advised by NASDAQ that it had failed to meet the two active market maker requirement and would become subject to a formal delisting action if it failed to obtain the required market makers by June 3, 1994. The Registrant requested both a temporary exception to the minimum active market maker requirement and a hearing on the matter.

     On August 17, 1994, the Registrant was advised by NASDAQ that the NASDAQ Listing Qualifications Committee determined that an exception to the market maker requirement would not be granted and, accordingly, the securities of the Registrant were delisted from the NASDAQ SmallCap Market effective August 18, 1994.

     The Registrant appealed NASDAQ's decision and secured additional market makers. On December 7, 1994, the Registrant's common stock resumed trading on the NASDAQ SmallCap Market. The Registrant's common stock, from April 16, 1994 to December 6, 1994, was traded in the over-the-counter market OTC Bulletin Board of the NASDAQ.

     Commodity exchanges and professionals in the United States are subject to regulation by the CFTC under the Commodity Exchange Act, as amended (the "Act") and the regulations promulgated thereunder, and by the NFA and by various self-regulatory organizations. The principal function of the CFTC is to promote orderly and efficient commodity futures markets through regulation.

     As a futures commission merchant, Index is subject to the Act. With respect to domestic futures and options trading, the Act requires all futures commission merchants, such as Index, to meet and maintain specified financial requirements, and maintain segregated accounts for all customers' funds, property and positions, and specified books and records on customer transactions, all of which are open to inspection by the staff of the CFTC. Failure to meet its regulatory requirements could subject Index to disciplinary actions including fines, censure, suspension or revocation of registration.

     In addition, under the Act, the NFA is registered with the CFTC as a self-regulatory body which has established and enforces training standards and proficiency tests, minimum financial requirements and standards of fair practice. The CFTC has delegated its registration functions to the NFA.

     ISI is subject to the Uniform Net Capital Rule adopted by the Securities and Exchange Commission and as such is required to maintain minimum net capital. Throughout the year ISI was in compliance with such requirements.

     Index is subject to the minimum capital requirements under the Act and accordingly, is required to maintain minimum adjusted net capital, as defined by the CFTC. Adjusted net capital changes from day to day, but at June 30, 1995, Index had adjusted net capital of approximately $12,811,600 which was approximately $6,803,600 in excess of its required minimum. BRC also was subject to the minimum capital requirement under the Act until January, 1994, when BRC withdrew its registration as a Futures Commission Merchant. The minimum net capital requirements may effectively restrict, among other things, the payment of cash dividends and the repayment of subordinated loans.

     The Chicago Mercantile Exchange is the designated self-regulatory organization of Index. As self-regulatory organizations, the NFA and the Chicago Mercantile Exchange have authority to enforce their rules, the violation of which could lead to various penalties, including expulsion. Since NFA membership is mandatory for all CFTC registered commodity professionals, loss or suspension of such membership would preclude a firm from engaging in the futures business.

     The above-described regulatory structure may be modified by the CFTC or by legislative changes enacted by the Congress.

     Index is in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guarantees to the respective clearinghouses its customers' performance under these contracts. To reduce its risk, Index requires its customers to meet, at a minimum, the margin requirement established by each of the exchanges on which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at June 30, 1995, were adequate to minimize the risk of material loss which could be created by the positions held at that time.

     Index has a branch office in London, and as a result is also subject to the rules and regulations of the SFA. The SFA generally defers to the United States regulators for activities in the United States. This branch has not yet commenced operations in the United Kingdom.

Employees

     As of June 30, 1995, the Registrant had 289 full and part-time employees. These employees included 108 floor operations employees, 67 back office employees, 39 discount department employees, 50 sales employees and 25 administrative employees.


ITEM 2 - PROPERTIES

     The Registrant leases office space at 200 West Adams Street, Chicago, Illinois. This location serves as the Registrant's primary business location and corporate headquarters.

     The Registrant or its subsidiaries also have offices at the Chicago Mercantile Exchange Center, 30 South Wacker Drive, Chicago, Illinois, 111 West Jackson Boulevard, Chicago, Illinois, 14 Wall Street, New York, New York, 1020 Prospect Street, La Jolla, California and in London, England, Zurich and Lugano, Switzerland and Istanbul, Turkey. All such facilities are leased at rates competitive for the respective locations.


ITEM 3 - LEGAL PROCEEDINGS

     As a brokerage firm having numerous customers and correspondents, Index, from time to time, is subject to various lawsuits, including civil litigation, arbitrations and reparations proceedings and administrative proceedings by regulators in the commodity futures industry relating to customers and regulatory requirements incidental to carrying on such brokerage business. Such matters range from those in which Index is a party plaintiff against customers to collect deficit amounts due from customers, to customer complaints, allegations by regulatory authorities of alleged improprieties by, or lack of registration of, employees of Index and the like. It also may be likely in some of these actions that allegations requesting such items as monetary penalties, license suspensions or revocations and the like will be made. The number of such complaints, matters of litigation and administrative proceedings amount to a small percentage of Index's total business. The foregoing discussion is also applicable to BRC. Management of the Registrant, after consultation with legal counsel, is of the opinion that neither the Registrant nor Index, nor any of the Registrant's other subsidiaries, is involved in any current civil litigation or administrative proceeding which it believes would have a material adverse effect on either the Registrant's, Index's, or any of the Registrant's other subsidiaries financial condition.

     Notwithstanding that the following matters are ordinary and routine litigation incidental to the business, the Registrant believes it appropriate to set forth the following information:

     On September 29, 1992, the CFTC filed an administrative action against Index alleging that on or about October 24, 1989, Index violated certain sections of the Commodity Exchange Act and CFTC Regulations alleging the conversion of funds of a commodity pool, and failure to properly segregate and separately account for, treat and deal with customer funds. In April, 1994, Index without admitting or denying the allegations, paid a $100,000 penalty to the CFTC, settling the administrative action. In a related action in the United States District Court for the Northern District of Illinois entitled CFTC v. Tobin, et al; John Troelstrup, Equity Receiver v. Index Futures Group, Inc. (89 C 8576), which is still pending, the equity receiver of the alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. Index denies the allegations, believes they are without merit and intends to defend this action vigorously.

     Index is also currently defending against a Demand for Arbitration (Klein v. Index Futures Group, Inc. and Jay Tuch, 95-ARB-29) filed on March 20, 1995, before the National Futures Association ("NFA"). The claimant, a former client, seeks damages of $1,000,000, alleging misrepresentation of risk and unauthorized trading. Although the claimant lost over $850,000 in trading, management believes the claim is without merit and will defend this action vigorously.

     On May 3, 1995, the United States District Court for the District Court of Colorado entered an order granting Index and BRC's motion for summary judgment in March v. Hanks, Civil Action No. 92-S-1222, dismissing the plaintiff's claims in their entirety and directing that judgment be entered in favor of Index and BRC and against the plaintiff.

     In (Arnold and Edith Katzowski v. Philip B. Jones and Index Futures Group, Inc., E.D. Pa. No. 95-CV-1181), Index is defending a complaint filed by former partners of a general partnership which cleared its trades at Index. The plaintiffs allege that the general partner, a co-defendant, defrauded them by failing to disclose risks and misrepresenting account performance. Index is alleged to have aided and abetted the general partner by permitting him to act as a Commodity Pool Operator without proper registration and by furnishing account statements and other account data to the general partner which were then altered by the general partner and used to defraud plaintiffs. Plaintiffs' actual losses were approximately $157,000. Index believes the allegations are without merit and will defend vigorously.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4 is not applicable since no matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.


                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Markets

     Since June 10, 1986, the Registrant's securities have been traded in the over-the-counter market. The common stock was, until April 15, 1994, quoted on NASDAQ.

     In order to maintain its listing on NASDAQ, the Registrant, must satisfy the National Association of Securities Dealers, Inc.'s revised entry and maintenance standards for NASDAQ listed stocks. One such requirement is that a minimum of two active market makers be maintained.

     In May, 1994, the Registrant was advised by NASDAQ that it had failed to meet the two active market maker requirement and would become subject to a formal delisting action if it failed to obtain the required market makers by June 3, 1994. The Registrant requested both a temporary exception to the minimum active market maker requirement and a hearing on the matter.

     On August 17, 1994, the Registrant was advised by NASDAQ that the NASDAQ Listing Qualifications Committee determined that an exception to the market maker requirement would not be granted and, accordingly, the securities of the Registrant were delisted from the NASDAQ SmallCap Market effective August 18, 1994.

     The Registrant appealed NASDAQ's decision and secured additional market makers. On December 7, 1994 the Registrant's common stock resumed trading on the NASDAQ SmallCap Market. The Registrant's common stock, from April 16, 1994 to December 6, 1994, was traded in the over-the-counter market OTC Bulletin Board of the NASDAQ.

     In July, 1994, the Registrant offered to its common stockholders the non-transferable right to purchase, at a subscription price of $.02 per share, two-thirds of a share of common stock for each one share of common stock owned of record on July 15, 1994. 53,799,304 shares of common stock were available and purchased in the Rights Offering.

     Lee S. Casty, the Registrant's principal shareholder, Burton J. Meyer, the Registrant's President and a director and Michael J. Moss, President of Index, purchased their allocable number of shares in the Rights Offering. In addition, Messrs. Casty, Meyer and Moss purchased at the subscription price of $.02, immediately following the expiration of the Rights Offering, the shares of common stock which were not purchased by other shareholders so that all 53,799,304 shares of common stock were purchased. The gross proceeds of the Rights Offering were $1,076,000.

     Effective at the close of business November 4, 1994, the Registrant effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Registrant is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there were outstanding as of June 30, 1995, 33,624,532 shares of common stock.

     Set forth below is the range of high and low, bid and ask prices per share of the common stock in the over-the-counter market as reported by NASDAQ for the periods indicated. The prices represent quotations between dealers. The quotations do not include retail markups, markdowns, or commissions and may not represent actual transactions. The prices have been restated for the November 4, 1994 one-for-four reverse split of common stock.

On August 31, 1995, the closing representative bid price and ask price per share of common stock, as reported through NASDAQ, in the over-the-counter market was bid: 7/32 ask: 9/32.

                                    Bid          Ask
Type of           Quarter       -----------   ----------
Security           Ended        High   Low    High  Low
- --------         --------       -----  ----   ----  ----
Common Stock      9/30/93        1/8   1/8    1/4   1/4
                 12/31/93        1/8   1/8    1/4   1/4
                  3/31/94        1/8   1/8    1/4   1/4
                  4/15/94 (1)    1/8   1/8    1/4   1/4
                 12/31/94 (2)    1/8   1/8    1/4   5/32
                  3/31/95        5/32  1/8    7/32  5/32
                  6/30/95        1/4   1/8    9/32  5/32
                  8/31/95 (3)   11/32  5/32   7/16  3/16

(1)  Includes only the period April 1, through April 15, 1994.

(2)  Includes only the period December 7, through December 31, 1994.

(3)  Includes only the months of July, 1995 and August, 1995.

     Although the Registrant's common stock was traded on NASDAQ there are no bid and ask quotations available for the period April 15, 1994 through August 18, 1994, due to lack of market maker participation. Set forth below is the range of high and low trade prices per share of common stock or the range of high and low, bid and ask prices per share of common stock in the OTC Bulletin Board market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns or commissions. The prices have been restated for the November 4, 1994 one-for-four reverse split of common stock.
On December 6, 1994, the last day of trading on the OTC Bulletin Board, the closing trade price per share of common stock as quoted through NASDAQ's OTC Bulletin Board was $.125.

Type of
Security       Period              High Trade    Low Trade
- --------       ------              ----------  -------------

Common Stock   4/16/94-6/30/94         3/8          1/16
               7/01/94-8/18/94         1/4          1/16

                                       Bid            Ask
                                  -------------  -------------
                                  High    Low    High    Low
                                  ----  -------  ----  -------

              8/18/94-9/30/94     $.16  $.04     $.20  $.16
             10/01/94-12/06/94    $.20  $.03125  $.25  $.09375

Approximate Number of Holders of Securities

     As of August 31, 1995, there were 1,021 holders of record of the Registrant's common stock. The Registrant believes it has a greater number of shareholders because the Registrant believes that a substantial amount of its common stock is held of record in street name by broker-dealers for their customers.

Dividends

     The Registrant has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.


ITEM 6 - SELECTED FINANCIAL DATA

                         Summary Financial Information

     The following table presents summary historical information for the Registrant. This summary information is derived from the historical financial statements of the Registrant.

                        HISTORICAL FINANCIAL INFORMATION



                                                                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                                                                 --------------------------------------------

                                                                             Year Ended June 30,
                                                   ------------------------------------------------------------------------

                                                       1995           1994           1993           1992           1991
                                                   ------------   ------------   ------------   ------------   ------------
Operating Data:

Revenues                                           $ 41,658,300   $ 37,565,300   $ 36,670,400   $ 39,227,300   $ 38,545,300
                                                   ============   ============   ============   ============   ============
Income before income taxes
 and extraordinary item                            $  3,947,800   $    992,300   $    308,900   $  1,210,100   $  2,281,400
Income tax expense                                    1,536,200        406,200        149,600        361,600      1,212,500
                                                   ------------   ------------   ------------   ------------   ------------

Income before extraordinary item                      2,411,600        586,100        159,300        848,500      1,068,900
Extraordinary item (1)                                        -              -              -          3,000      1,059,800
                                                   ------------   ------------   ------------   ------------   ------------
 Net income                                           2,411,600        586,100        159,300        851,500      2,128,700

Assumed cumulative dividend on Class A
 preferred stock                                        (40,000)       (40,000)       (40,000)       (40,000)       (40,000)
                                                   ------------   ------------   ------------   ------------   ------------

Net income applicable to common
 stock                                             $  2,371,600   $    546,100   $    119,300   $    811,500   $  2,088,700
                                                   ============   ============   ============   ============   ============
Primary earnings per share as
 restated for the one-for-four
 reverse split of common stock (2):

 Income before extraordinary item                  $        .08   $        .03   $        .01   $        .04   $        .06
                                                   ============   ============   ============   ============   ============

 Net income                                        $        .08   $        .03   $        .01   $        .04   $        .11
                                                   ============   ============   ============   ============   ============
 Weighted average number of shares
  outstanding, as restated for the
  one-for-four reverse split of
  common stock                                       30,680,524     20,175,612     20,178,239     20,178,239     20,178,239
                                                   ============   ============   ============   ============   ============
Fully diluted earnings per share
 as restated for the one-for-four
 reverse split of common stock (2):

 Income (loss) before extraordinary item           $        .08   $        .03   $        .01   $        .04   $        .06
                                                   ============   ============   ============   ============   ============

 Net income (loss)                                 $        .08   $        .03   $        .01   $        .04   $        .11
                                                   ============   ============   ============   ============   ============
 Weighted average number of shares
  outstanding, as restated for the
  one-for-four reverse split of
  common stock                                       30,680,524     20,175,612     20,178,239     20,178,239     20,178,239
                                                   ============   ============   ============   ============   ============

Balance Sheet Data:

                                                                                As of June 30,
                                                   ------------------------------------------------------------------------

                                                       1995           1994           1993           1992           1991
                                                   ------------   ------------   ------------   ------------   ------------

Total assets                                       $190,932,400   $202,806,200   $151,817,500   $143,654,300   $121,140,400

Notes payable                                         6,390,000      7,690,000      9,615,600     10,140,600        550,000

Subordinated debt                                     1,690,000      2,000,000              -        225,000      9,828,100

Stockholders' equity                                  7,364,100      3,876,500      3,295,200      3,135,900      2,284,400

_______________________________________

(1) Represents tax benefits resulting from utilization of net operating loss carryforward.

(2) Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options and warrants if dilutive.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1995

Liquidity and Capital Resources

     Jack Carl/312-Futures, Inc. ("JC/312") is a holding company that operates its business through its various subsidiaries. JC/312 is a significant source of capital for its subsidiaries through subordinated loans.

     Index, JC/312's primary operating subsidiary, is subject to the minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for registered futures commission merchants to maintain minimum net capital based on a percentage of the amount of customer funds required to be segregated. During the year ended June 30, 1995, Index's segregated asset requirement decreased by approximately $19,798,700 to $155,973,500. This decrease in the segregated asset requirement resulted in a decrease in Index's net capital requirements. Index is also required to secure all balances due to U.S. based customers for activities in foreign futures or options. At June 30, 1995, funds segregated in separate accounts in connection with transactions in regulated commodities exceeded requirements by $4,922,600. At June 30, 1995, funds secured in separate accounts exceeded secured requirements by $1,559,400. Throughout the year, Index exceeded the net capital requirements of the CFTC and various exchanges of which it is a member. As of June 30, 1995, Index's regulatory capital exceeded the minimum net capital requirements of the CFTC by $6,803,600.

       The Registrant, at June 30, 1995, had $6,390,000 in notes payable to related parties and $1,690,000 of subordinated debt maturing during the year ending June 30, 1996. The majority of the proceeds from the notes were loaned to Index in the form of subordinated loans which are included in net capital for regulatory purposes. Index has a $4,000,000 revolving subordinated debt line of credit, with a $2,310,000 available balance. The line of credit expires
October 31, 1996. The ability to refinance its debt depends on the lenders desire to continue such loans with the Registrant.

     The Registrant has historically satisfied its needs for capital from (i) subordinated loans and notes payable, which, in the aggregate, decreased $1,610,000 at June 30, 1995 compared to the prior year, and (ii) the proceeds from the issuance of stock, which since inception through June 30, 1995 were approximately $8,930,000. It is anticipated that the Registrant's short-term and long-term capital needs will primarily be satisfied through loans, operations and investing activities as well as from the proceeds of the issuance of stock.

     The Registrant, during fiscal 1995, repaid $1,610,000 of debt, purchased an additional exchange membership and increased its purchases of equipment. These cash expenditures were funded primarily from net income. The Registrant also generated $1,076,000 of cash by the issuance of common stock from the Rights Offering in July, 1994 which was used to pay down intercompany payables to Index. This enabled Index to increase its regulatory capital.

     In July, 1994, the Registrant offered to holders of record of its common stock, the non-transferable right to purchase, at a subscription price of $.02 per share, two-thirds of a share of common stock for each one share of common stock owned of record on July 15, 1994, by such shareholder ("Rights Offering"). 53,799,304 shares of common stock were available and purchased in the Rights Offering.

     Lee S. Casty, the Registrant's principal shareholder, Burton J. Meyer, the Registrant's President and a director and Michael J. Moss, President of Index, purchased their allocable number of shares in the Rights Offering. In addition, Messrs. Casty, Meyer and Moss purchased at the subscription price of $.02, immediately following the expiration of the Rights Offering, the shares of common stock which were not purchased by other shareholders so that all 53,799,304 shares of common stock were purchased. The gross proceeds of the Rights Offering were $1,076,000.

     Effective at the close of business November 4, 1994, the Registrant effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Registrant is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there were outstanding as of June 30, 1995, 33,624,532 shares of common stock.

     The majority of the Registrant's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Registrant's expenses, such as employee compensation and other operating expenses.


Results of Operations - Fiscal 1995 Compared to Fiscal 1994

     The Registrant's commission revenues relate directly to the volume of its customers' orders, generally irrespective of the underlying prices of futures contracts. Trading volume may be affected by price levels of commodities which are directly affected by regional, national and international economic and political conditions, broad trends in business and finance, inflation and supply and demand of the commodities underlying futures and options contracts.

     In January, 1993, BRC, at the time a wholly-owned subsidiary of Index, and currently a wholly-owned subsidiary of the Registrant, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995.

     Commission revenues, which generally are related to trading volume, increased $135,900 in 1995 on a 21% increase in trading volume. The revenue from the sale of BRC in the amounts of $481,900 and $982,000 for 1995 and 1994, respectively, is included in commission revenue. The small increase in commission revenue compared to the increase in trading volume is primarily attributable to the Registrant's business mix which has changed toward business that generates higher trading volume and lower revenue and expense per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Interest income increased $3,975,300 in 1995 compared to 1994.   This
increase in interest income is attributable to the following factors. The Registrant is continuing to invest in longer term U.S. Government obligations which increases the yield on its investments. These investments are interest rate sensitive which cause fluctuations in income as interest rates vary. The change in the appreciation of these investments due to market value fluctuations generated an increase in interest income of $494,300 in 1995 compared to 1994. The Registrant, during 1995, by increasing its customers base, had additional funds available to invest and those investments generally yielded higher returns because interest rates continued their upward trend during fiscal 1995.

     Commissions, floor brokerage and clearing costs decreased $1,198,500 or 6% in 1995. The decrease is the result of the gradual restructuring of sales agreements to include the absorption of certain production related costs by certain sales people before commissions are earned. Also, as a part of the restructuring, certain sales people are being compensated by salary in addition to commissions. Another reason for the decrease in commissions, floor brokerage and clearing costs is the change in business mix toward business which generates higher trading volume and lower commission revenue and expense per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Compensation and related benefits increased $1,342,700 or 18% in 1995. The increase is attributed to a 15% increase in the number of employees and salary increases. Another factor contributing to the increase is the restructuring of sales agreements which provide for certain sales people to be compensated by salary in addition to commissions.

     Interest expense increased $1,515,300 in 1995. The increase is the result of higher interest rates on the Registrant's obligations during fiscal 1995 and increased deposits on which the Registrant pays interest expense.

     Business promotion increased $457,700 or 37% in 1995 compared to 1994. The increase is the result of a general increase in the advertising of Index's discount division which included a series of television commercials.

     Communications expense decreased $301,500 or 15% in 1995 compared to 1994. The decrease is the result of a change in long distance carrier which led to lower rates and a one time $50,000 "sign-on" credit. The Registrant also realized savings resulting from its increased capital expenditures on more efficient communications equipment.

     Professional and consulting fees decreased $446,100 in 1995. The decrease is the result of a decrease in legal fees incurred in fiscal 1995 due to decreased activity on pending litigation.

     Doubtful accounts expense decreased $635,100 in 1995 compared to 1994. The decrease is the result of the receipt of funds from a bankruptcy settlement for a debt that was previously written off, collection of deficit accounts and a reduction in the Registrant's bad debt experience.

     The aforementioned revenue and expenses resulted in net income of $2,411,600 or $.08 per share for fiscal 1995 compared to net income of $586,100 or $.03 per share for fiscal 1994.

Results of Operations - Fiscal 1994 Compared to Fiscal 1993

     Commission revenue increased $790,000 or 2% in 1994 on an 11% increase in trading volume. This increase is primarily the result of an additional $456,500 of revenue generated in 1994 from the sale of BRC's guaranteed introducing broker business. The revenue stream from such sale continued until January 15, 1995. The disproportionate change in volume compared to revenue is caused by the Company's change in business mix toward discounted business that generates higher volume and lower revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Interest income was practically unchanged during 1994 compared to 1993. Although interest income was flat during 1994, the Company, in an effort to increase its yield, invested in longer term U.S. Government obligations. Such investments are interest rate sensitive and cause fluctuations in income as interest rates vary. During the last quarter of fiscal 1994, interest rates continued rising which caused decreases in the market value of some U.S. Government obligations to the point where some investments had cumulative unrealized net losses. Such unrealized losses are recognized for book purposes but are not recognized for tax purposes until realized. The Company, because of the tax effects, liquidated a majority of those investments with losses of approximately $400,000 prior to year end, in order to improve cash flow and generate a tax deduction in 1994.

     Commissions, floor brokerage and clearing costs decreased $1,394,200 or 7% which is primarily the result of the change in business mix toward discounted business which generates higher trading volume and lower commission revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Interest expense increased $433,500 in 1994. This increase is the result of both higher interest rates, on the Company's obligations, during the fiscal 1994, and increased customer deposits on which the Company pays interest expense.

     Professional and consulting fees also increased $364,900 in fiscal 1994. This increase is the result of additional legal fees and settlements incurred during 1994.

     The increase in interest expense and professional and consulting fees and other minor increases in expense line items offset the decrease in commissions, floor brokerage and clearing costs to a net increase in total expense of $211,500 in 1994.

     The aforementioned revenue and expenses, resulted in net income of $586,100 or $.03 per share for fiscal 1994 compared to net income of $159,300 or less than $.01 per share for fiscal 1993.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial information, see the financial statements and notes thereto set forth at Item 14 hereof.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with its accountants in fiscal 1995 or 1994.

                                   PART III
                                   --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Registrant as of June 30, 1995 are as follows:

       Name                Age               Office
- -------------------------  ---     ---------------------------

Burton J. Meyer             48     President and Director

Joel M. Eidelstein          28     Director

George A. Myers             45     Director

Allyson D. Laackman         38     Chief Financial Officer

Bruce E. Mathias            44     Treasurer and Secretary

Michael J. Moss             48     President of Index

Philip A. Tanzar            45     Director and Vice President
                                   and General Counsel

     Burton J. Meyer has been with the Registrant since its inception and has been a Director since August, 1986 and President since July, 1987. Since July 20, 1987, Mr. Meyer has also been an executive vice president and a director of Index, president of the Jack Carl/312-Futures discount division of Index until November, 1990 when he became Chief Executive Officer of Index. Also since July 20, 1987, Mr. Meyer has been a director of Brokers Resource Corp. ("BRC"), a wholly-owned subsidiary of the Registrant, a director of Index Securities, Inc. ("ISI"), a wholly-owned subsidiary of the Registrant, since September, 1988. Mr. Meyer has been a director of Index Management Services, Inc. ("IMSI"), a wholly-owned subsidiary of Index, since November, 1990 and served as president from November, 1990 until January, 1992 and has been chief executive officer of IMSI since May, 1992. Since May, 1991, Mr. Meyer has also been president and secretary of Index Futures Arb Group, Inc. ("Arb"). Since January, 1992, Mr. Meyer has been vice president of Jack Carl Management and Trading, Inc. ("JCMT"). Since July, 1992, Mr. Meyer has been president of Index Forward Trading Group, Inc. ("IFTG") and Index Currency Trading Group, Inc. ("ICTG").

     Joel M. Eidelstein was elected Director of the Registrant effective November 16, 1990. Mr. Eidelstein graduated from Brandeis University in May, 1988. Since June, 1988 he has been an independent trader and a floor manager with Index.

     George A. Myers was elected Director of the Registrant effective November 16, 1990. Mr. Myers, since 1981, has been managing general partner of MC Capital, a diversified real estate company with offices in Chicago, Illinois; Phoenix, Arizona; and San Diego, California.

     On September 14, 1992, Allyson D. Laackman, became Chief Financial Officer of the Registrant, BRC and ISI and chief financial officer and director of Index, Arb, JCMT, IFTG and ICTG. Ms. Laackman was also Chief Financial Officer and director of IMSI from September 14, 1992 until she voluntarily resigned from those positions in January, 1994. Prior to joining the Registrant, Ms. Laackman, a Certified Public Accountant, had been with Arthur Andersen & Co. since 1981 and was an experienced manager in the financial services division.

     Bruce E. Mathias has been Treasurer of the Registrant since November 16, 1990. Mr. Mathias was also Assistant Secretary of the Registrant from November 16, 1990 until he was appointed Secretary in March, 1994. He was also Chief Financial Officer of the Registrant, Index, BRC, IMSI, RDI and Arb from November, 1990 until January, 1992 when he was elected president of IMSI until February, 1994, when he was reappointed chief financial officer of IMSI. Prior to November, 1990 he was the Director of Financial Reporting of the Registrant from May, 1987 and secretary of Index since November, 1987. In addition, since November 16, 1990, he has been treasurer and a director of Index and treasurer and assistant secretary of BRC. Since November, 1990, Mr. Mathias has been a director of IMSI. Mr. Mathias is a Certified Public Accountant.

     Michael J. Moss has been president and a director of Index since January, 1992. Prior to joining Index, Mr. Moss was an independent floor trader from 1978 until 1987. Mr. Moss was senior vice president of Gerald, Inc., a futures commission merchant, from 1987 until December, 1991.

     Philip A. Tanzar joined 312-Futures, Inc. at its inception in 1983. Mr. Tanzar was chief operating officer of the discount brokerage division of Index from 1986 until November, 1990. In November, 1990, Mr. Tanzar was appointed chief operating officer of Index until March, 1993 when Mr. Tanzar was appointed Vice President and General Counsel of the Registrant, Index, BRC and IMSI. In February, 1994, Mr. Tanzar was elected a Director of the Registrant.

     Directors are elected and serve until the next annual meeting or until their successors are elected and qualified. Officers are elected annually by the Board of Directors.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid by the Registrant as well as the number of stock options earned by the Registrant's chief executive officer and the three other most highly compensated executive officers, exceeding $100,000, during the last three fiscal years.

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION
                 --------------------------------------------

                                                                   Long Term
                                                                  Compensation
                                                                  ------------
Name and                 Year                           Other        Option
Principal               Ended                           Annual       Awards      All Other
Position               June 30,    Salary    Bonus   Compensation   (Shs)(5)    Compensation
- ---------------------- --------   --------  -------- ------------   ---------   ------------
Burton J. Meyer (1)      1995     $300,000  $153,700        -             -            -
  President and          1994     $225,000  $ 50,000        -       1,250,000
    Director             1993     $224,100  $ 50,000        -             -

Michael J. Moss (2)      1995     $240,000       -     $428,200           -            -
  President              1994     $240,000       -     $174,100       500,000
    of Index             1993     $284,800       -          -             -

Allyson D. Laackman (3)  1995     $133,200  $ 14,100        -             -            -
  Chief Financial        1994     $125,000  $  5,800        -             -
    Officer              1993     $ 96,500  $  7,100        -         125,000

Philip A. Tanzar (4)     1995     $122,000  $ 16,700        -             -            -
  Director and Vice      1994     $117,000  $  2,600        -             -
    President and        1993     $ 99,000  $  7,500        -             -
    General Counsel

________________________________
(1) Mr. Meyer's bonuses relate to the prior fiscal years. Mr. Meyer earned a $349,600 bonus for fiscal 1995, which was paid in fiscal 1996.

(2) Mr. Moss's 500,000 options expired June 30, 1995. Other annual compensation is commissions.

(3) Ms. Laackman became Chief Financial Officer effective September 14, 1992. Ms. Laackman earned a $24,700 bonus for fiscal 1995, which was paid in fiscal 1996. Also, Ms. Laackman was paid in August, 1995 a $50,000 bonus related to fiscal 1996.

(4) Mr. Tanzar became a Director effective February, 1994 and Vice President and General Counsel effective March, 1993.

(5) The options have been restated for the November, 1994 one-for-four reverse split.

   FISCAL 1995 OPTION GRANTS TABLE

   The following table sets forth stock options granted to the Registrant's chief executive officer and the Registrant's three other most highly compensated executive officers during fiscal 1995. Under Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Registrant has chosen the 5% - 10% formula approved by the SEC. However, the ultimate value will depend on the market value of the Registrant's stock at a future date, which may or may not correspond to the projections below.


                         OPTION GRANTS IN FISCAL 1995

Individual Grants
- --------------------------------------------------------------------
                                                                       Potential Realizable
                                                                      Value at Assumed Annual
                                                                        Rates of Stock Price
                                    % of                                    Appreciation
                                Total Options                             for Option Term
                                  Granted to                          -----------------------
                      Options    Employees in  Exercise   Expiration
Name                  Granted    Fiscal Year    Price        Date         5%          10%
- --------------------  --------  -------------  --------   ----------  ---------     --------

No options were granted to the Registrant's chief executive officer or the Registrant's three other most highly compensated executive officers during fiscal 1995.

   FISCAL 1995 OPTION EXERCISES AND YEAR-END VALUE TABLE

   The following table sets forth options exercised by the Registrant's chief executive officer and the Registrant's three other most highly compensated executive officers during fiscal 1995, and the number and value of all unexercised options at year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Registrant's stock on June 30, 1995. On that date none of the Registrant's executive officers held exercisable options which were "in-the-money".

                                                                           Value of
                                                          Number of        Unexercised
                                                          Unexercised      In-the-Money
                                                          Options at       Options at
                                                          June 30, 1995    June 30, 1995
                           Shares Acquired     Value      Exercisable/     Exercisable/
Name                         on Exercise      Realized    Unexercisable    Unexercisable
- -------------------        ---------------    --------    -------------    -------------

Burton J. Meyer                   -               -        1,350,000/0          $0/0

Michael J. Moss                   -               -                0/0          $0/0

Allyson D. Laackman               -               -          125,000/0          $0/0

Philip A. Tanzar                  -               -           25,000/0          $0/0

   Compensation of Directors

   Directors are not currently compensated in connection with their duties as directors, but may be reimbursed for expenses incurred by them.

   Executive Employment Contracts

   Mr. Meyer's employment agreement, effective July 1, 1994, provides, among other things, that he serve as the Registrant's President and for a base annual compensation of $300,000 for a term ending July 1, 1996. In addition to his base annual compensation, Mr. Meyer is entitled to an incentive bonus if certain pre-tax earnings levels are achieved, or if such pre-tax earnings levels are not achieved, Mr. Meyer may receive a discretionary bonus.

   In the event that the terms of Mr. Meyer's employment agreement are not extended by the Registrant, for reasons other than "good cause", on terms substantially equivalent to the current terms, the Registrant is obligated to pay Mr. Meyer a severance of $300,000 plus an amount equal to the bonus for the previous fiscal year.

   Ms. Laackman's two year employment agreement, effective September 14, 1992, provides, among other things, that she serve as the Registrant's Chief Financial Officer and for a base annual compensation of $120,000 during the first year and $125,000 during the second year. In addition to her base annual compensation, Ms. Laackman is entitled to a guaranteed bonus of $10,000 per annum and a discretionary bonus at the discretion of the Board of Directors.

   Ms. Laackman's employment agreement, effective September 14, 1994, provides, among other things, that she serve as the Registrant's Chief Financial Officer and for a base annual compensation of $135,000 for a term ending December 31, 1995. In addition to her base annual compensation, Ms. Laackman is entitled to a discretionary bonus which may not exceed 100% of her base salary.

   Effective July 1, 1995, Ms. Laackman signed another employment agreement which supersedes the September 14, 1994 agreement. This agreement provides, among other things, that she serve as the Registrant's Chief Financial Officer and for a base annual compensation of $135,000 for a term ending June 30, 1996. In addition to her base annual compensation, Ms. Laackman is entitled to an annual bonus if certain pre-tax earnings levels are achieved.

   In the event that the terms of Ms. Laackman's employment are not extended by the Registrant, for reasons other than "good cause", on terms substantially equivalent to the current terms, the Registrant is obligated to pay Ms. Laackman a severance equal to nine months of base salary. The severance may be reduced under certain circumstances.

   Mr. Tanzar's employment agreement, effective November 1, 1993, provides, among other things, that he serve as the Registrant's Vice President and General Counsel and for a base annual compensation of $122,000 for a term ending December 31, 1995. In addition to his base annual rate of compensation, Mr. Tanzar is entitled to a guaranteed bonus of $5,000 per annum. However, such bonus may exceed $5,000 as determined by the President of the Registrant.

   In the event that the terms of Mr. Tanzar's employment are not extended by the Registrant for reasons other than "good cause", on terms substantially equivalent to the current terms, the Registrant is obligated to pay Mr. Tanzar a severance of $100,000.

   Mr. Moss's letter of understanding dated August 4, 1993 provides, among other things, that he serve as President of Index and for a monthly draw of $20,000 against commissions earned for the term of employment a term ending June 30, 1995. Mr. Moss's agreement was extended, on July 1, 1995, until June 30, 1997.

   In the event that the terms of Mr. Moss's letter of understanding are not renewed under the same general terms or he is terminated without cause, Index is obligated to pay Mr. Moss any commissions due him for the nine months following the termination without cause or the expiration and non-renewal of the letter of understanding.

   Compensation Committee Interlocks and Insider Participation
        Compensation Decisions

   The Registrant does not have a compensation committee. Mr. Burton J. Meyer, President and a Director of the Registrant, participates in the negotiations of employment agreements for executive officers of the Registrant.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth as of August 31, 1995, certain information regarding the common stock beneficially owned by each present director, the Registrant's chief executive officer and the Registrant's three other most highly compensated officers, each person known by the Registrant to own more than five percent or more of the common stock of the Registrant and all present officers and directors as a group:

                               Amount and
                               Nature of   Approximate
                               Beneficial    Percent
           Name                Ownership     of Class
- --------------------------     ----------  ------------

Lee S. Casty  (1) (2) (3)      16,714,453        49.71%

Burton J. Meyer       (4)       3,071,074         8.78

Joel M. Eidelstein                127,975          .38

George A. Myers                     3,666          .01

Allyson D. Laackman   (5)         125,000          .37

Michael J. Moss                 1,801,063         5.36

Philip A. Tanzar      (6)          25,000          .07

All officers and directors
  as a group (7 persons)        5,178,778        14.73

(1) Does not give effect to 400,000 shares of Class A Preferred Stock, $1.00 par value, one vote per share, beneficially owned by Mr. Casty and constituting 100% of the issued and outstanding Class A Preferred Stock of the Registrant. By giving effect to one vote per share of the Class A Preferred Stock the percentage of the total number of votes that can be cast by Mr. Casty will increase.
(2) Mr. Casty may be deemed a parent and promoter of the Registrant as those terms are defined under the Securities Act of 1933, as amended.
(3) c/o French-American Securities, Inc., 200 West Adams Street, Suite 1500, Chicago, Illinois 60606.
(4) Includes 1,350,000 exercisable options, of which beneficial ownership can be acquired.
(5) Includes 125,000 exercisable options, of which beneficial ownership can be acquired.
(6) Includes 25,000 exercisable options, of which beneficial ownership can be acquired.

     In July, 1994, the Registrant offered to holders of record of its common stock, the non-transferable right to purchase, at a subscription price of $.02 per share, two-thirds of a share of common stock for each one share of common stock owned of record on July 15, 1994, by such shareholder ("Rights Offering"). 53,799,304 shares of common stock were available in the Rights Offering.

     Lee S. Casty, the Registrant's principal shareholder, Burton J. Meyer the Registrant's President and a director and Michael J. Moss, President of Index, purchased their allocable number of shares in the Rights Offering. In addition, Messrs. Casty, Meyer and Moss purchased at the subscription price of $.02, immediately following the expiration of the Rights Offering, the shares of common stock which were not purchased by other shareholders so that all 53,799,304 shares of common stock available were purchased. The gross proceeds of the Rights Offering were $1,076,000.

     The Registrant, on October 24, 1994, received shareholder approval to amend its Certificate of Incorporation which resulted in a reverse split of its common stock, effective November 4, 1994, on a basis whereby each four shares of common stock was reclassified and changed into one share of common stock having a par value of $.004.

ITEM 13 - CERTAIN TRANSACTIONS

     Effective November 30, 1985, Mr. Casty, the principal shareholder, loaned the Registrant $400,000 evidenced by a "satisfactory subordination agreement" approved by the regulatory authorities to which the Registrant is subject. This subordinated loan was due to mature on December 1, 1988. On March 5, 1986, the Registrant amended its Articles of Incorporation to authorize 400,000 shares of Preferred Stock, par value $1.00 per share, 10% cumulative, all of which Preferred Stock was thereupon issued to Mr. Casty in satisfaction of such subordinated loan. The Preferred Stock is redeemable, with cumulative dividends, at the option of the Registrant under certain circumstances. At June 30, 1995, cumulative dividends in arrears amounted to $373,300. No liability for these dividends has been recorded as dividends are not payable until declared. As part of the Merger, the Articles of Incorporation of the Registrant were amended and the Preferred Stock was redesignated "Class A Preferred Stock."

     In January, 1995, all notes payable due to the principal shareholder aggregating $940,000 were extended to January 31, 1996.

     The Registrant, during the year ended June 30, 1995, paid Mr. Casty, approximately $116,200 in interest on notes payable.

     The Registrant, during the year ended June 30, 1995, earned $52,400 of interest income on a note receivable from SRC, a company wholly-owned by Mr. Casty. Also during the year, Mr. Casty collateralized the note with deposits at Index.

     In January, 1995, all notes payable due to French-American Securities, Inc., a company wholly-owned by Mr. Casty, aggregating $5,750,000 were extended to January 31, 1996.

     In March, 1995, the Registrant repaid French-American Securities, Inc. $1,200,000 of a $3,000,000 note payable due January 31, 1996.

     The Registrant, during the year ended June 30, 1995, paid French-American Securities, Inc. $664,100 in interest on notes payable.

     In September, 1994, the Registrant repaid Mr. Burton J. Meyer, President and a Director, $100,000 of a $250,000 note payable due January 31, 1995.

     In January, 1995, all notes payable due to Mr. Meyer aggregating $900,000 were extended to January 31, 1996.

     The Registrant during the year ended June 30, 1995 paid Mr. Meyer $113,800 in interest on notes payable.

     The Registrant, during the year ended June 30, 1995, paid Mr. Meyer $64,000 for rent of an exchange membership.

     Pursuant to the Rights Offering, Mr. Casty, Mr. Meyer and Michael J. Moss, President of Index, immediately following the expiration of the Rights Offering, purchased, in addition to their allocable number of shares in the Rights Offering, 9,768,516, 4,884,259 and 4,884,259 shares, respectively, of the Registrant's common stock at the subscription price of $.02 per share. Such shares were the shares not purchased by other shareholders during the Rights Offering.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:

     The following financial statements are attached to this Form 10-K commencing on page 36.
                                                            Page
                                                            ----

  Report of Independent Public Accountants                    36

  Consolidated Statements of Financial Condition
    as of June 30, 1995 and 1994                              37

  Consolidated Statements of Operations for the Years
    Ended June 30, 1995, 1994 and 1993                        38

  Consolidated Statements of Changes in Stockholders'
    Equity for the Years Ended June 30, 1995, 1994 and
    1993 as Restated for the One-For-Four Reverse Split of
    Common Stock                                              39

  Consolidated Statements of Changes in Liabilities
    Subordinated to Claims of General Creditors for
    the Years Ended June 30, 1995, 1994 and 1993              40

  Consolidated Statements of Cash Flows for the Years
    Ended June 30, 1995, 1994 and 1993                        41

  Notes to Consolidated Financial Statements                  43

(2)  Schedules

  Schedule II - Valuation and qualifying accounts             57

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(3)  Exhibits

     The following exhibits required by Item 601 of Regulation S-K to be filed herewith are incorporated by reference to previously filed documents:

     Exhibit No.    Description
     -----------    -----------

                    The following exhibits are hereby incorporated by reference from Form 10-K for the Registrant as filed on September 27, 1993 with the Securities and Exchange Commission:

       10.31 Employment agreement, dated September 14, 1992, between Jack Carl/312-Futures, Inc. and Allyson D. Laackman.

       10.34 Letter of understanding, dated August 4, 1993, between Index Futures Group, Inc. and Michael Moss.

                    The following exhibits are hereby incorporated by reference from Form 10-K for the Registrant as filed on September 28, 1994 with the Securities and Exchange Commission:

        3.1         Certificate of Incorporation of 312 Merger Coporation

        3.2         By-Laws of 312 Merger Corp.

        3.3 Certificate of Ownership and Merger of Jack Carl/312-Futures, Inc. (an Illinois Corporation) into 312 Merger Corporation (a Delaware Corporation)

       10.35 Employment agreement, dated November 1, 1993, between Jack Carl/312-Futures, Inc. and Philip A. Tanzar.

       10.36 Employment agreement, dated January 7, 1994, between Jack Carl/312-Futures, Inc. and Anthony J. Pecoraro.

       10.37 Employment agreement dated July 1, 1994, between Jack Carl/312-Futures, Inc. and Burton J. Meyer.

                    The following exhibits are filed herewith:

       10.38 Employment agreement, dated September 14, 1994, between Jack Carl/312-Futures, Inc. and Allyson D. Laackman

       10.39 Employment agreement, dated July 1, 1995, between Jack Carl/312-Futures, Inc. and Allyson D. Laackman

       10.40 Letter containing terms of employment, dated January 27, 1995, between Index Futures Group (UK) Limited and Charles Romilly

       10.41 Letter of understanding, dated July 1, 1995, between Index Futures Group, Inc. and Michael Moss

       11.1         Computation of Earnings per Common Share

       21.1         Subsidiaries of the Registrant

       24.1         Power of Attorney

       27           Financial Data Schedule (Edgar Version Only)

(b) Reports on Form 8-K. There were no reports filed on Form 8-K for the three months ended June 30, 1995.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          JACK CARL/312-FUTURES, INC.
- --------------------------------------------------------------------------------

By:                           /S/ BURTON J. MEYER
    ----------------------------------------------------------------------------
                          Burton J. Meyer, President


Date:  September 22, 1995

                       POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Burton J. Meyer his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign this Form 10-K and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                     Date
- ---------               -----                     ----

/S/BURTON J. MEYER      President and Director    September 22, 1995
- ----------------------
Burton J. Meyer


/S/ALLYSON D. LAACKMAN  Chief Financial Officer   September 22, 1995
- ----------------------
Allyson D. Laackman


/S/JOEL M. EIDELSTEIN   Director                  September 22, 1995
- ----------------------
Joel M. Eidelstein


/S/GEORGE A. MYERS      Director                  September 22, 1995
- ----------------------
George A. Myers


/S/PHILIP A. TANZAR     Director                  September 22, 1995
- ----------------------
Philip A. Tanzar

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Stockholders of
Jack Carl/312-Futures, Inc.
and Subsidiaries:

     We have audited the accompanying consolidated statements of financial condition of JACK CARL/312-FUTURES, INC. (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, changes in liabilities subordinated to claims of general creditors and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jack Carl/312-Futures, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              ARTHUR ANDERSEN LLP

Chicago, Illinois,
September 22, 1995

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             JUNE 30, 1995 AND 1994

                                     ASSETS


                                                                                      1995           1994
                                                                                   ----------      ---------
Cash                                                                              $   1,034,900  $  1,862,300
Cash segregated or secured under Commodity Exchange Act                               1,181,700     3,279,800
U.S. Government obligations                                                          82,885,600   123,783,900
Deposits with clearing organizations                                                 78,030,700    52,882,800
Warehouse receipts                                                                    1,537,200       963,700
Receivables:
 Brokers and dealers                                                                  9,253,400     5,313,200
 Clearing organizations                                                              12,627,900    10,906,400

                                                              1995          1994
                                                           ----------     ---------
 Customers                                                 $1,152,200     $ 915,800
 Affiliates                                                     7,300        13,800
 Other                                                        379,100       366,200
 Less - Allowance for doubtful accounts                      (191,900)     (506,600)  1,346,700       789,200
                                                           ----------     ---------
Investments in and advances to affiliated partnerships                                   39,100        44,400
Notes receivable                                                                        633,700       641,300
Exchange memberships, at cost (market value of $1,228,100
 in 1995 and $955,500 in 1994)                                                          781,300       652,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $1,602,800
 in 1995 and $1,379,000 in 1994                                                         682,900       608,900
Goodwill, net of accumulated amortization of $4,054,500
 in 1995 and $4,000,900 in 1994                                                         541,900       595,500
Other assets                                                                            355,400       482,500
                                                                                   ------------  ------------

  Total                                                                            $190,932,400  $202,806,200
                                                                                   ============  ============



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
 Clearing organizations                                                            $    185,900  $      6,000
 Customers                                                                          168,500,000   181,590,900
 Officers and employees                                                               2,221,500     3,888,400
Accounts payable and accrued expenses                                                 4,580,900     3,754,400
Notes payable                                                                         6,390,000     7,690,000
                                                                                   ------------  ------------

     Total                                                                          181,878,300   196,929,700
                                                                                   ------------  ------------

Liabilities subordinated to claims of general creditors                               1,690,000     2,000,000
                                                                                   ------------  ------------

Stockholders' equity:
 Class A preferred stock, $1 par value; 10% cumulative,
   redeemable, 400,000 shares authorized and outstanding                               400,000       400,000
 Common stock, restated for reverse split, $.004 par value;
   150,000,000 shares authorized, 33,624,532 and 20,174,739
   shares issued and outstanding in 1995 and 1994, respectively                        134,500        80,700
 Paid-in capital                                                                     8,395,300     7,373,100
 Retained deficit                                                                   (1,565,700)   (3,977,300)
                                                                                   ------------  ------------

     Total stockholders' equity                                                       7,364,100     3,876,500
                                                                                   ------------  ------------

            Total                                                                  $190,932,400  $202,806,200
                                                                                   ============  ============



   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                               1995          1994          1993
                                                           -----------   -----------   -----------
Revenues:
 Commissions                                               $33,665,000   $33,529,100   $32,739,100
 Interest                                                    7,365,000     3,389,700     3,403,000
 Trading gains (losses), net                                   164,900       330,300       223,400
 Other                                                         463,400       316,200       304,900
                                                           -----------   -----------   -----------

  Total revenues                                            41,658,300    37,565,300    36,670,400
                                                           -----------   -----------   -----------
Expenses:
 Commissions, floor brokerage and clearing costs            18,381,900    19,580,400    20,939,400
 Compensation and related benefits                           8,948,100     7,605,400     7,401,600
 Interest                                                    3,323,000     1,807,700     1,374,200
 Communications                                              1,672,000     1,973,500     1,781,300
 Business promotion                                          1,680,000     1,222,300     1,064,800
 Rent and other occupancy costs                              1,465,900     1,382,600     1,255,000
 Professional and consulting fees                              451,100       897,200       532,300
 Depreciation                                                  234,800       254,900       325,300
 Amortization of goodwill                                       53,600        53,600        53,600
 Doubtful accounts expense (benefit)                          (586,000)       49,100      (155,700)
 Other                                                       2,086,100     1,746,300     1,789,700
                                                           -----------   -----------   -----------

  Total expenses                                            37,710,500    36,573,000    36,361,500
                                                           -----------   -----------   -----------

Income before income taxes                                   3,947,800       992,300       308,900
Income tax expense                                           1,536,200       406,200       149,600
                                                           -----------   -----------   -----------

Net income                                                   2,411,600       586,100       159,300

Assumed cumulative dividend on Class A preferred stock         (40,000)      (40,000)      (40,000)
                                                           -----------   -----------   -----------

Net income applicable to common stock                      $ 2,371,600   $   546,100   $   119,300
                                                           ===========   ===========   ===========

Primary earnings per share, restated for reverse split:

 Net income                                                $       .08   $       .03   $       .01
                                                           ===========   ===========   ===========

 Weighted average number of shares outstanding              30,680,524    20,175,612    20,178,239
                                                           ===========   ===========   ===========

Fully diluted earnings per share, restated for reverse split:

 Net income                                                $       .08   $       .03   $       .01
                                                           ===========   ===========   ===========

 Weighted average number of shares outstanding              30,680,524    20,175,612    20,178,239
                                                           ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

        (AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK)

                                Class A         Common Stock
                                Preferred       ------------         Paid-In     Retained
                                Stock        Shares      Amount      Capital     Deficit        Total
                                ---------    ------      ------      -------     --------       -----
Balance, June 30, 1992          $400,000   20,178,239   $ 80,700   $7,377,900   $(4,722,700)  $3,135,900

Net income                             -            -          -            -       159,300      159,300
                                --------   ----------   --------   ----------   -----------   ----------

Balance June 30, 1993            400,000   20,178,239     80,700    7,377,900    (4,563,400)   3,295,200

Conversion of redeemable
 convertible preferred stock           -       (3,500)         -       (4,800)            -       (4,800)

Net income                             -            -          -            -       586,100      586,100
                                --------   ----------   --------   ----------   -----------   ----------

Balance June 30, 1994            400,000   20,174,739     80,700    7,373,100    (3,977,300)   3,876,500

Issuance of common stock
 pursuant to rights offering           -   13,449,826     53,800    1,022,200             -    1,076,000

Repurchase of common stock
 pursuant to reverse split             -          (33)         -            -             -            -

Net income                             -            -          -            -     2,411,600    2,411,600
                                --------   ----------   --------   ----------   -----------   ----------

Balance June 30, 1995           $400,000   33,624,532   $134,500   $8,395,300   $(1,565,700)  $7,364,100
                                ========   ==========   ========   ==========   ===========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
               FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Balance, June 30, 1992                                     $   225,000

Maturities                                                    (225,000)
                                                           -----------

Balance, June 30, 1993                                             -

New borrowings                                               2,000,000
                                                           -----------

Balance, June 30, 1994                                       2,000,000

New borrowings                                               1,190,000

Reissuance                                                   2,000,000

Reductions:

  Repayments                                                (1,500,000)

  Maturities                                                (2,000,000)
                                                           -----------

Balance, June 30, 1995                                     $ 1,690,000
                                                           ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                              1995           1994           1993
                                                          ------------   ------------   -----------

Cash Flows From Operating Activities:
  Net income                                              $  2,411,600   $    586,100   $   159,300
    Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                              288,400        308,500       378,900
    Deferred taxes                                             315,600        175,000       286,100
    Doubtful accounts expense (benefit)                       (586,000)        49,100      (155,700)
    Gain on sale of assets                                         -           (8,500)         (200)
    Equity in net loss of affiliated partnerships               18,700          7,900        17,100

  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act                                 2,098,100     (1,726,700)     (746,200)
    U.S. Government obligations                             40,898,300    (19,094,900)   (1,686,400)
    Deposits with clearing organizations                   (25,147,900)   (23,442,900)   (3,019,500)
    Warehouse receipts                                        (573,500)      (234,400)       91,600
    Receivables                                             (5,633,200)    (6,503,900)   (2,290,800)
    Other assets                                              (188,500)        34,900      (150,200)
    Payables                                               (14,577,900)    49,007,500    10,442,400
    Accounts payable and accrued expenses                      826,500      1,325,500     1,306,200
                                                          ------------   ------------   -----------

     Cash provided by operating activities                     150,200        483,200     2,020,200
                                                          ------------   ------------   -----------

Cash Flows From Investing Activities:
  (Increase) decrease in investments in and advances
    to affiliated partnerships                                 (13,400)        98,000       406,100
  Decrease in notes receivable                                   7,600         30,000        18,900
  Purchase of exchange membership                             (130,000)           -          (6,600)
  Purchase of furniture, equipment and leasehold
    improvements                                              (357,800)      (227,900)     (124,500)
  Rebate from purchase of equipment                             50,000            -             -
  Proceeds from sale of assets                                     -            8,500         3,200
                                                          ------------   ------------   -----------

     Cash provided by (used in) investing activities          (443,600)       (91,400)      297,100
                                                          ------------   ------------   -----------

Cash Flows From Financing Activities:
  Increase in liabilities subordinated
    to claims of general creditors                           1,190,000      2,000,000           -
  Repayment of liabilities subordinated to claims of
    general creditors                                       (1,500,000)           -             -
  Repayments of notes payable                               (1,300,000)    (1,925,600)     (750,000)
  Conversion of redeemable convertible preferred stock             -           (4,800)          -
  Issuance of common stock pursuant to rights offering       1,076,000            -             -
                                                          ------------   ------------   -----------

     Cash provided by (used in) financing activities          (534,000)        69,600      (750,000)
                                                          ------------   ------------   -----------

Increase (decrease) in cash                                   (827,400)       461,400     1,567,300

Cash (bank overdrafts), beginning of period                  1,862,300      1,400,900      (166,400)
                                                          ------------   ------------   -----------

Cash, end of period                                       $  1,034,900   $  1,862,300   $ 1,400,900
                                                          ============   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
                           AND FINANCING ACTIVITIES


1995

     Notes payable aggregating $7,590,000, due January 31, 1995 were extended to January 31, 1996, of which $1,200,000 was subsequently repaid.

     In March, 1995 a subordinated loan in the amount of $2,000,000 was extended to February 28, 1996.


1994

     Notes payable aggregating $3,700,600, due July 31, 1993 were extended to July 31, 1994. A $540,000 note payable due July 31, 1993 was extended to January 1, 1994 and subsequently extended to January 31, 1994.

     A $250,000 note payable due November 1, 1993 was extended to November 1, 1994. Notes payable aggregating $5,000,000 due December 31, 1993 were extended to January 31, 1994.

     In February, 1994, all notes payable due at various dates, were extended to January 1995.


1993

     Notes payable in the amount of $3,140,600 due July 31, 1992 were extended to July 31, 1993 and $250,000 of a $1,000,000 note payable due July 31, 1992 was extended to July 31, 1993. A $250,000 note payable due November 1, 1992 was extended to November 1, 1993. Notes payable in the amounts of $2,000,000 and $3,000,000 due December 31, 1992 and January 31, 1993, respectively, were extended to December 31, 1993.

     Subordinated loans in the amount of $100,000 and $125,000 which matured on July 31, 1992 were replaced by notes payable due to the same parties. The new notes mature July 31, 1993.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of JC/312 and its wholly-owned subsidiaries, Index, Index Securities, Inc., Brokers Resource Corp. and Jack Carl Management and Trading, Inc. as well as those of its majority-owned subsidiary, Stark Research, Inc. All material intercompany accounts and transactions are eliminated in consolidation.

     REVENUE RECOGNITION

     Commission revenues on commodity futures and options transactions and related commission expenses are recorded on a half-turn basis.

     U.S. GOVERNMENT OBLIGATIONS

     U.S. Government obligations are valued at market. The change in unrealized appreciation on house and customer funds invested in U.S. Government obligations is reflected in interest income.

     INVESTMENTS IN PARTNERSHIPS

     The investments in partnerships are accounted for on the equity method.

     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the remaining terms of the leases.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL

     The excess of cost over estimated fair value of net assets acquired is reflected as goodwill and is being amortized over twenty years. Goodwill arose as a result of business combinations which occurred in 1985 and 1986.

     CUSTOMER-OWNED SECURITIES

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. At June 30, 1995 and 1994, the total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities was $45,768,800 and $48,059,300, respectively.

     INCOME TAXES

     Deferred income taxes are provided to reflect the tax effects of timing differences between financial and tax reporting. The nature of the timing differences are discussed in footnote 11.

     EARNINGS PER SHARE

     Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. The earnings per share data has been restated for the November, 1994 one-for-four reverse split of common stock.

     RECLASSIFICATION

     Certain amounts previously reported have been reclassified to conform to the current method of presentation.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 3 - ASSETS SEGREGATED AND SECURED UNDER COMMODITY EXCHANGE ACT

     Under the Commodity Exchange Act, Index is required to segregate all balances due to customers in connection with transactions in regulated commodities. In addition, in accordance with CFTC Regulation 30.7, Index is required to secure all balances due to U.S. customers for activities in foreign futures or options. Segregated and secured assets included in the consolidated statements of financial condition at June 30, are as follows:

                                              1995          1994
                                          ------------  ------------
Cash                                      $  1,181,700  $  3,279,800
U.S. Government obligations                 81,482,000   123,105,300
Deposits with clearing
 organizations                              69,531,900    47,651,800
Receivables from clearing
 organizations, net                         12,043,300    10,517,600
Receivables from brokers and dealers         8,436,200     4,821,100
Warehouse receipts                           1,537,200       963,700
                                          ------------  ------------
  Total segregated and
   secured assets                         $174,212,300  $190,339,300
                                          ============  ============
  Amount required to be
   segregated and secured                 $167,730,300  $181,115,700
                                          ============  ============

NOTE 4 - DEPOSITS WITH CLEARING ORGANIZATIONS

     Deposits with clearing organizations, including house and customer funds, at June 30, are as follows:

                                              1995          1994
                                          ------------  ------------
U.S. Government obligations               $ 75,964,600  $ 51,509,300
Guarantee deposits                           1,163,700       960,400
Stock in exchange clearing organization
 at cost (market value of $960,000)
 in 1995 and $896,000 in 1994                  360,000       360,000
Cash margins                                   542,400        53,100
                                          ------------  ------------
   Total                                  $ 78,030,700  $ 52,882,800
                                          ============  ============

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 5 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

     Index Management Services, Inc. ("IMSI"), a subsidiary of Index, as a general partner, has invested in commodity pools and was a Co-general partner of Index Asset Management Partners ("IAMP"), which was a general partner of a commodity pool. In addition, IMSI is also the sponsor of an exempted Cayman Islands limited liability company which is in the process of liquidation. At June 30, the investment in and advances to such entities consist of the following:

                        1995     1994
                       -------  -------

     Investment        $28,000  $31,700
     Advances           11,100   12,700
                       -------  -------

           Total       $39,100  $44,400
                       =======  =======

     IMSI is required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At June 30, 1995, IMSI is in compliance with those requirements. The commodity pool of which IAMP was the General Partner liquidated during the year ended June 30, 1994. Index provides commodity brokerage services to the remaining active pool at agreed upon rates and IMSI currently receives administrative fees from that pool.

NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, consist of the following:

                                              1995        1994
                                           ----------  ----------
Principal stockholder,
  interest at prime plus 4%, due:
  January 31, 1996 and January 31, 1995    $  540,000  $  540,000
  January 31, 1996 and January 31, 1995       400,000     400,000
Affiliates and other related parties,
  interest at prime plus 4%, due:
  January 31, 1996 and January 31, 1995       750,000     750,000
  January 31, 1996 and January 31, 1995       150,000     250,000
  January 31, 1996 and January 31, 1995     2,000,000   2,000,000
  January 31, 1996 and January 31, 1995     1,800,000   3,000,000
  January 31, 1996 and January 31, 1995       750,000     750,000
                                           ----------  ----------

          Total                            $6,390,000  $7,690,000
                                           ==========  ==========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 6 - NOTES PAYABLE (CONTINUED)

     Interest paid on notes payable during the years ended June 30, 1995, 1994 and 1993 was $894,100, $764,000 and $703,600, respectively, substantially all of which was paid to related parties.

     The weighted average interest rates on short-term borrowings outstanding at June 30, 1995 and 1994 are 12.9% and 10.8%, respectively. Short-term borrowings include notes payable and liabilities subordinated to claims of general creditors. The weighted average interest rate was calculated by dividing interest expense by the related average amount outstanding in June.

     At June 30, 1995, all notes payable mature during the year ended June 30, 1996.

NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors at June 30, consist of the following:

                                             1995         1994
                                          ----------   ---------
Bank, interest at prime plus 3% and
  prime plus 2% due February 28, 1996
  and March 9, 1995                       $1,690,000   $2,000,000
                                          ==========   ==========

     These liabilities are borrowed in accordance with the terms of a revolving subordinated debt line totalling $4,000,000. Had any of the remaining funds been borrowed, Index's regulatory capital would have increased on a dollar for dollar basis.

     Interest expense on liabilities subordinated to claims of general creditors during the years ended June 30, 1995, 1994, and 1993 was $234,100, $54,400 and
$1,600, respectively.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

     CLASS A PREFERRED STOCK

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At June 30, 1995, cumulative dividends in arrears amounted to $373,300 or $.93 per share. No liability for these dividends has been recorded as dividends are not payable until declared.

     COMMON STOCK

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of June 30, 1995, 33,624,532 shares of common stock.

     All outstanding share, earnings per share and weighted average information has been restated to reflect the one-for-four reverse split of common stock.

     STOCK OPTION PLAN

     In March, 1986, the Company adopted an incentive stock option plan reserving 500,000 shares of common stock. In December, 1990, the Company granted options for 410,000 shares at the then market price exercisable through December, 2000. The Company also has granted options other than in accordance with the March 1986 incentive stock option plan.

     In January, 1995, the Company granted to two officers options totalling 250,000 shares of common stock exercisable from January 3, 1995 until the termination of their respective agreements. On June 30, 1995, options granted in May, 1994 expired and options for 500,000 shares of common stock were

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

forfeited. The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at June 30, 1995.

        Shares             Shares       Shares     Shares      Shares
        Granted   Price  Exercisable   Forfeited  Cancelled   Remaining
        -------   -----  -----------   ---------  ---------   ---------
Dec.
1990     410,000  $.60       340,000      50,469     19,531     340,000

Feb.
1992     125,000  $.25       125,000         -          -       125,000

May
1992      75,000  $.60        50,000      25,000        -        50,000

Sept.
1992     125,000  $.375      125,000         -          -       125,000

Feb.
1994   1,250,000  $.24     1,250,000         -          -     1,250,000

May
1994     500,000  $.24           -       500,000        -           -

Jan.
1995     250,000  $.125      250,000         -          -       250,000
       ---------           ---------     -------     ------   ---------

Total  2,735,000           2,140,000     575,469     19,531   2,140,000
       =========           =========     =======     ======   =========

NOTE 9 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $633,700 arose in connection with advances made by the Company to an affiliated entity. These demand receivables were converted into a demand note bearing interest at 8% and was subsequently changed to the prime rate of interest. This note was fully collateralized by deposits at Index as of June 30, 1995. The Company earned $52,400, $39,000 and $33,100 of interest income on this note during the years ended June 30, 1995, 1994 and 1993, respectively.

     The Company rents from an officer and director, an exchange membership having a market value at June 30, 1995 of approximately $760,000. The Company, for six months during the

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

year ended June 30, 1993, also rented an exchange membership from another officer. Rent expense for the years ended June 30, 1995, 1994 and 1993 was $64,000, $49,200 and $73,400, respectively.

     Certain exchange memberships owned by officers and others, having an aggregate market value of $5,310,000 have been pledged to various exchange clearinghouses or corporations on behalf of the Company and may be used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships are not included in the Company's consolidated statements of financial condition. The Company in the ordinary course of business, guarantees certain loans which are secured by exchange memberships owned by an individual who is an officer and director, and by the principal shareholder.

     The Company receives funds, in the form of loans, from its principal shareholder, an affiliated company and an officer and director of the Company. See Note 6 for the terms and balances at June 30, 1995 and 1994.

     Pursuant to the Rights Offering, the principal shareholder, the president of the Company and the president of Index, immediately following the expiration of the Rights Offering, purchased, in addition to their allocable number of shares in the Rights Offering, 9,768,516, 4,884,259 and 4,884,259 shares, respectively, of the Registrant's common stock at the subscription price of $.02 per share. Such shares were the shares not purchased by other shareholders during the Rights Offering.

NOTE 10 - SALE OF ASSETS

     In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the years ended June 30, 1995, 1994 and 1993, the Company earned $481,900, $982,000 and $525,500, respectively, from the transaction, which is included in commission income. The revenue stream from this transaction ended effective January 15, 1995.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 11 - INCOME TAXES

     The provision for Federal income taxes for each of the years ended June 30, is as follows:

                           1995        1994        1993
                        ----------  ----------  ----------

   Current              $1,220,600  $ 581,200   $(136,500)
   Deferred                315,600   (175,000)    286,100
                        ----------  ---------   ---------

     Total provision    $1,536,200  $ 406,200   $ 149,600
                        ==========  =========   =========

     State tax expense is immaterial for the years ended June 30, 1995, 1994 and 1993.

     Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                          1995              1994             1993
                          ----              ----             ----
                        Amount    %       Amount   %       Amount   %
                     ----------------   --------------   --------------
At Federal
 statutory rate      $1,342,300  34.0   $337,400  34.0   $105,000  34.0

Amortization of
 goodwill                18,200    .5     18,200   1.8     18,200   5.9

Additional tax due IRS
 for 1987-1989
 settlement              49,500   1.2        -      -         -      -

Non-deductible loss
 of majority-owned
 subsidiary              41,200   1.0     40,500   4.1        -      -

Additional provision
 for current and
 deferred taxes           8,800    .9        -      -      25,000   8.1

Penalties                45,100    .5        -      -         -      -

Other, net               31,100    .8     10,100   1.0      1,400    .4
                     ----------  ----   --------  ----   --------  ----

  Net amounts        $1,536,200  38.9   $406,200  40.9   $149,600  48.4
                     ==========  ====   ========  ====   ========  ====

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under this standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 11 - INCOME TAXES (CONTINUED)

                                       June 30,    June 30,
                                         1995        1994
                                       ---------   ---------
Deferred income tax assets:
  Bad debt reserve                     $  66,100   $ 175,300
  Book and tax depreciation
    difference                            67,500      65,300
  Insurance reserve                          -        56,800
  Unrealized loss on U.S.
    Government obligations                   -        30,600
  Contingent liability reserve               -        28,200
  Bonus accrual                           65,400      89,700
  Accrued legal expense                   40,800         -
                                       ---------   ---------
    Total deferred tax assets          $ 239,800   $ 445,900
                                       ---------   ---------

Deferred income tax liabilities:

  Unrealized gain on U.S.
    Government obligations             $(135,900)  $     -
  Common area maintenance reserve            -           -
  Partnership income                     (26,200)    (21,400)
  Prepaid rent                           (18,100)    (49,300)
  1987-1989 audit adjustment             (61,300)    (61,100)
  Other                                   (1,400)     (1,600)
                                       ---------   ---------
    Total deferred tax liabilities     $(242,900)  $(133,400)
                                       ---------   ---------
    Net deferred tax assets
      (liabilities)                    $  (3,100)  $ 312,500
                                       =========   =========

     No valuation allowance has been provided as management believes deferred tax assets are realizable.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company has noncancellable leases for office space which expire at varying dates through the year 2000. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

          Year Ending June 30,          Amount
          ---------------------        --------
            1996                       $183,700
            1997                        164,600
            1998                        102,500
            1999                        102,500
            2000 and thereafter         119,600
                                       --------
                  Total                $672,900
                                       ========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has entered into employment agreements which expire at varying dates through fiscal 1997 with certain of its officers, providing for aggregate minimum annual payments for the years ending June 30, 1996 and 1997 of approximately $788,500 and $240,000, respectively. Additional compensation is payable under certain circumstances as defined in the agreements.

     The Company has guaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts.

     Index and BRC issued a limited indemnification agreement to the purchaser of the BRC business (see Note 10). This agreement covers potential customer claims arising from activity prior to the sale. No such claims are currently outstanding.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK

     The Company, through Index, is in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guarantees to the respective clearinghouses its customers' performance under these contracts. To reduce its risk, Index requires its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at June 30, 1995, were adequate to minimize the risk of material loss which could be created by the positions held at that time.
At June 30, 1995, Index held proprietary long financial futures positions and foreign currency forward contracts with an aggregate notional value of $223,616,200 and proprietary short financial futures positions and foreign currency forward contracts with an aggregate notional value of $243,566,100.
At June 30, 1994, Index held proprietary long financial futures positions and foreign currency forward contracts with an aggregate notional value of $153,761,600 and proprietary short financial futures positions and foreign currency forward contracts with an aggregate notional value of $153,761,600.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK (CONTINUED)

     The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. At June 30, 1995 Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At June 30, 1995 foreign currency forward contracts were transacted at DAIWA Securities America, Inc. and Refco, Inc. At June 30, 1994, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At June 30, 1994, foreign currency forward contracts were transacted at First National Bank of Chicago and DAIWA Securities America, Inc.

NOTE 14 - LITIGATION

     The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending or threatened action or proceedings will not have a material effect on the financial position or results of operations of the Company.

     The Company, in October, 1994 settled an Internal Revenue Service assessment which resulted from the review of its calendar year 1990 customer income tax withholding filings. The settlement did not materially affect the financial position or the operations of the Company.

     The Company was defending against a complaint filed against Index and BRC, for alleged negligence and breach of fiduciary duty in conjunction with the alleged operation of an unregistered commodity pool by a customer of an introducing broker guaranteed by BRC. Index and BRC filed a motion for summary judgment. A U.S. District Court entered an order granting Index and BRC's motion for summary judgment, dismissing the plaintiff's claims in their entirety and directing that judgment be entered in favor of Index and BRC.

     The Company is currently defending against a demand for arbitration filed by a former client to recover damages of $1,000,000 for misrepresentation of risk and unauthorized trading. Although the client's actual losses were approximately $850,000, the Company believes the claims are without merit and plans to vigorously contest the action. In management's opinion, the ultimate liability, if any, will not materially affect the financial position or operations of the Company.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 14 - LITIGATION (CONTINUED)

     The Company is currently defending a complaint filed by former partners of a general partnership which cleared its trades at the Company. The plaintiffs allege that the general partner, a co-defendant, defrauded them by failing to disclose risks and misrepresenting account performance. The Company is alleged to have aided and abetted the general partner by permitting him to act as a Commodity Pool Operator without proper registration and by furnishing account statements and other account data to the general partner which were then altered by the general partner and used to defraud plaintiffs. Plaintiffs' actual losses were approximately $157,000. The Company believes the allegations are without merit and will vigorously defend this action.

     In April, 1994, Index without admitting or denying the allegations, paid $100,000 to the CFTC, settling the administrative action filed on September 29, 1992. The equity receiver of an alleged commodity pool operator brought a related action which is still pending to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. Index denies the allegations, believes they are without merit and intends to defend this action vigorously.

NOTE 15 - CAPITAL REQUIREMENTS

     Index is subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which Index is a member. As of June 30, 1995, adjusted net capital, as defined, of $12,811,600 is $6,803,600 in excess of the minimum required under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

     A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At June 30, 1995, the subsidiary is in compliance with those requirements.

NOTE 16 - NASDAQ LISTING

     On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On December 7, 1994, the Company's common stock resumed trading on the NASDAQ SmallCap Market.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 17 - CASH FLOWS

     For purposes of reporting cash flows, cash does not include segregated or secured cash, as defined in the Commodity Exchange Act. Interest paid during the years ended June 30, 1995, 1994 and 1993 amounted to $3,194,300, $1,706,300 and $1,367,400, respectively. The Company made income tax payments in the amount of $444,600 and $185,000 during the years ended June 30, 1995 and 1994, respectively, and made no income tax payments during the year ended June 30, 1993.

                                                                     SCHEDULE II


               JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS


                                  Additions
                            ----------------------
                            Charged to
                            (Benefits    Charged
                Balance at   Against)    to Other                   Balance
                Beginning   Costs and    Accounts   Deductions     at End of
Description     of Period    Expenses   (Describe)  (Describe)      Period
- -------------   ----------  ----------  ----------  ----------     ---------
Allowance for
doubtful
accounts


For the year
ended June 30,
1995:           $  506,600  $(586,000)  $323,900(b)  $ (52,600)(a)   $191,900


For the year
ended June 30,
1994:           $  613,200  $  49,100   $    -       $(155,700)(a)   $506,600


For the year
ended June 30,
1993:           $1,380,000  $(155,700)  $    -       $(611,100)(a)   $613,200


(a)   Uncollected receivables written off.

(b)   Collection of receivables previously written off.

                                 EXHIBIT INDEX
                                 -------------


Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these exhibits, see Item 14 hereof.

                                                           Page In
                                                         Sequentially
                                                       Numbered System
                                                         Where Found
                                                       ---------------
Exhibit No.    Description
- -----------    -----------
               The following exhibits are filed herewith:

  10.38        Employment agreement, dated September
               14, 1994, between Jack Carl/312-Futures,
               Inc. and Allyson D. Laackman                    62

  10.39        Employment agreement, dated July 1, 1995,
               between Jack Carl/312-Futures, Inc. and
               Allyson D. Laackman                             75

  10.40        Letter containing terms of employment,
               dated January 27, 1995, between Index
               Futures Group (UK) Limited and
               Charles Romilly                                 88

  10.41        Letter of understanding, dated July 1,
               1995, between Index Futures Group, Inc.
               and Michael Moss                                91

  11.1         Computation of Earnings
               Per Common Share                                59

  21.1         Subsidiaries of the Registrant                  61

  24.1         Power of Attorney                               35