Form 10-Q
period 1995-09-30
CARL JACK 312 FUTURES INC
filed 1995-11-14
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File # 0-15187

                          Jack Carl/312-Futures, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                      36-3399452
-----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


200 West Adams Street, Suite 1500, Chicago, Illinois                60606
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (312) 407-5700
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                Not Applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

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


As of the date of this report, the issuer had outstanding 33,624,531 shares of common stock, $.004 par value per share.

          This is page 1 of 29 sequentially numbered pages.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.



                                                            Page
                                                            ----

       Consolidated statements of financial condition
       as of September 30, 1995 and June 30, 1995.            3

       Consolidated statements of operations for the
       three months ended September 30, 1995 and 1994.        4

       Consolidated statement of changes in stockholders'
       equity for the three months ended September 30,
       1995.                                                  5

       Consolidated statements of changes in liabilities
       subordinated to claims of general creditors for
       the three months ended September 30, 1995 and 1994.    6

       Consolidated statements of cash flows for the
       three months ended September 30, 1995 and 1994.       7-8

       Notes to consolidated financial statements.            9

                                           JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                                              ASSETS
                                                                                   September 30,     June 30,
                                                                                        1995           1995
                                                                                   -------------   -------------
                                                                                    (Unaudited)      (Audited)
Cash                                                                                $  1,406,200   $  1,034,900
Cash segregated or secured under Commodity Exchange Act                                1,754,600      1,181,700
U.S. Government obligations                                                          104,031,400     82,885,600
Deposits with clearing organizations                                                  69,936,700     78,030,700
Warehouse receipts                                                                       899,600      1,537,200
Receivables:
 Brokers and dealers                                                                   6,309,700      9,253,400
 Clearing organizations                                                               15,209,500     12,627,900
                                             September 30,       June 30,
                                                 1995             1995
                                             -------------     ----------
 Customers                                      $ 898,900     $1,152,200
 Affiliates                                         5,700          7,300
 Other                                            251,000        379,100
 Less - Allowance for doubtful accounts          (191,900)      (191,900)                963,700      1,346,700
                                                ---------     ----------
Investments in and advances to affiliated partnerships                                    48,500         39,100
Notes receivable                                                                         632,500        633,700
Exchange memberships, at cost (market value of $1,121,700
 and $1,228,100 at September 30, 1995 and June 30, 1995,
 respectively)                                                                           781,300        781,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $1,672,500
 and $1,602,800 at September 30, 1995 and June 30, 1995,
 respectively                                                                            699,900        682,900
Goodwill, net of accumulated amortization of $4,067,900
 and $4,054,500 at September 30, 1995 and June 30, 1995,
 respectively                                                                            528,500        541,900
Other assets                                                                             333,000        355,400
                                                                                    ------------   ------------
    Total                                                                           $203,535,100   $190,932,400
                                                                                    ============   ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
 Clearing organizations                                                             $     60,800   $    185,900
 Customers                                                                           181,591,300    168,500,000
 Officers and employees                                                                1,944,600      2,221,500
Accounts payable and accrued expenses                                                  2,813,500      4,580,900
Notes payable                                                                          6,390,000      6,390,000
                                                                                    ------------   ------------
    Total                                                                            192,800,200    181,878,300
                                                                                    ------------   ------------
Liabilities subordinated to claims of general creditors                                3,440,000      1,690,000
                                                                                    ------------   ------------
Stockholders' equity:
 Class A preferred stock, $1 par value; 10% cumulative,
  redeemable, 400,000 shares authorized and outstanding                                  400,000        400,000
 Common stock, $.004 par value; 150,000,000 shares authorized,
  33,624,531 and 33,624,532 shares issued and outstanding
  at September 30, 1995 and June 30, 1995, respectively                                  134,500        134,500
 Paid-in capital                                                                       8,395,300      8,395,300
 Retained deficit                                                                     (1,620,400)    (1,565,700)
 Cumulative translation adjustment                                                       (14,500)             -
                                                                                    ------------   ------------
   Total stockholders' equity                                                          7,294,900      7,364,100
                                                                                    ------------   ------------
    Total                                                                           $203,535,100   $190,932,400
                                                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                                           JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)


                                                                                       Three Months Ended
                                                                                        September 30,
                                                                                ---------------------------------
                                                                                       1995              1994
                                                                                -------------------  ------------
Revenues:
 Commissions                                                                           $ 7,803,200   $ 7,913,900
 Interest                                                                                1,818,900     1,427,200
 Trading gains, net                                                                         55,100        73,700
 Other                                                                                      41,200       135,200
                                                                                       -----------   -----------
    Total revenues                                                                       9,718,400     9,550,000
                                                                                       -----------   -----------
Expenses:
 Commission, floor brokerage and clearing costs                                          4,254,400     4,516,300
 Compensation and related benefits                                                       2,525,400     2,079,500
 Communications                                                                            428,600       436,700
 Interest                                                                                  911,800       736,800
 Rent and other occupancy costs                                                            380,500       293,200
 Business promotion                                                                        478,400       384,100
 Professional and consulting fees                                                          198,500       135,700
 Depreciation                                                                               69,800        65,200
 Amortization of goodwill                                                                   13,400        13,400
 Other                                                                                     467,900       462,300
                                                                                       -----------   -----------
    Total expenses                                                                       9,728,700     9,123,200
                                                                                       -----------   -----------
Income (loss) before income taxes                                                          (10,300)      426,800
Income tax expense                                                                          44,400       162,000
                                                                                       -----------   -----------
Net income (loss)                                                                          (54,700)      264,800

Assumed cumulative dividend on Class A preferred stock                                     (10,000)      (10,000)
                                                                                       -----------   -----------
Net income (loss) applicable to common stock                                           $   (64,700)  $   254,800
                                                                                       ===========   ===========
Primary earnings (loss) per common share,
 restated for reverse split:

 Net income (loss)                                                                     $      (.00)  $       .01
                                                                                       ===========   ===========
 Weighted average number of common shares outstanding                                   33,688,308    21,782,870
                                                                                       ===========   ===========
Fully diluted earnings (loss) per common share,
 restated for reverse split:

 Net income (loss)                                                                     $      (.00)  $       .01
                                                                                       ===========   ===========
 Weighted average number of common shares outstanding                                   33,688,308    21,782,870
                                                                                       ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                           JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

                                                            (UNAUDITED)


                           Class A        Common Stock                                  Cumulative
                          Preferred       ------------     Paid-In       Retained       Translation
                            Stock    Shares      Amount    Capital       Deficit        Adjustment         Total
                          ---------  ------      ------    -------       --------       -----------        -----

Balance, July 1, 1995     $400,000   33,624,532  $134,500  $8,395,300    $(1,565,700)   $   -            $7,364,100

Repurchase of common
 stock pursuant to
 reverse split                -              (1)     -           -              -           -                  -

Net loss                      -            -         -           -           (54,700)       -               (54,700)

Foreign currency
 translation                  -            -         -           -              -        (14,500)           (14,500)
                          --------   ----------  --------  ----------    -----------    --------         ----------
Balance,
 September 30, 1995       $400,000   33,624,531  $134,500  $8,395,300    $(1,620,400)   $(14,500)        $7,294,900
                          ========   ==========  ========  ==========    ===========    ========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                           JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                                            SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)

                                                                                   Three Months Ended
                                                                                     September 30,
                                                                                 ----------------------
                                                                                    1995        1994
                                                                                 ----------  ----------
Liabilities subordinated to claims of
  general creditors, at beginning of
  period                                                                         $1,690,000  $2,000,000

New borrowings                                                                    1,750,000           -
                                                                                 ----------  ----------

Liabilities subordinated to claims of
  general creditors, at end of period                                            $3,440,000  $2,000,000
                                                                                 ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                  1995            1994
                                                               ------------   -----------
Cash Flows From Operating Activities:
  Net income (loss)                                            $    (54,700)  $   264,800
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization                                    83,200        78,600
    Deferred taxes                                                  (30,700)       34,000
    Doubtful accounts expense (benefit)                             (45,000)       17,200
    Equity in net (gain) loss of affiliated partnerships             (8,500)        1,800
  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                  (572,900)      583,700
    U.S. Government obligations                                 (21,145,800)   13,307,600
    Deposits with clearing organizations                          8,094,000    (8,972,800)
    Warehouse receipts                                              637,600       (63,700)
    Receivables                                                   1,082,100    (4,273,600)
    Other assets                                                   (238,900)     (262,700)
    Payables                                                     12,689,300    (1,820,400)
    Accounts payable and accrued expenses                        (1,767,400)     (664,100)
                                                               ------------   -----------

     Cash used in operating activities                           (1,277,700)   (1,769,600)
                                                               ------------   -----------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net          (900)      (39,100)
  Decrease in notes receivable                                        1,200         3,100
  Purchase of exchange membership                                       -        (130,000)
  Purchase of furniture, equipment and leasehold
    improvements                                                    (86,800)      (46,600)
  Rebate from purchase of equipment                                     -          50,000
  Rebate from exchange memberships                                      -         102,900
                                                               ------------   -----------

     Cash used in investing activities                              (86,500)      (59,700)
                                                               ------------   -----------

Cash Flows From Financing Activities:
  Increase in short term advance                                  1,000,000           -
  Repayment of short term advance                                (1,000,000)          -
  Repayment of notes payable                                            -        (100,000)
  Increase in liabilities subordinated to claims
    of general creditors                                          1,750,000           -
  Issuance of common stock pursuant to
    rights offering                                                     -       1,076,000
                                                               ------------   -----------

     Cash provided by financing activities                        1,750,000       976,000
                                                               ------------   -----------

Effect of exchange rate changes on cash                             (14,500)          -
                                                               ------------   -----------

Increase (Decrease) in cash                                         371,300      (853,300)

Cash, beginning of period                                         1,034,900     1,862,300
                                                               ------------   -----------

Cash (bank overdrafts), end of period                          $  1,406,200   $ 1,009,000
                                                               ============   ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                            (CONTINUED FROM PAGE 7)



                  Supplemental Schedule of Non-Cash Investing
                           and Financing Activities


Three Months Ended September 30, 1995
-------------------------------------

                                    (None)


Three Months Ended September 30, 1994
-------------------------------------

                                    (None)

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

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

          It is suggested that these financial statements be read in connection with the consolidated financial statements and notes included in the Report on Form 10-K of the Company for the year ended June 30, 1995.

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

          Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated using monthly average exchange rates. The resulting translation adjustment is reported as a separate component of stockholders' equity. Gains and losses from non-U.S. transactions are included in results of operations.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

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

                                      September 30,    June 30,
                                          1995           1995
                                      -------------  ------------

Cash                                  $  1,754,600   $  1,181,700
U.S. Government obligations            102,114,400     81,482,000
Deposits with clearing
 organizations                          61,154,800     69,531,900
Receivables from clearing
 organizations, net                     14,803,300     12,043,300
Receivables from brokers and dealers     5,432,500      8,436,200
Warehouse receipts                         899,600      1,537,200
                                      ------------   ------------
  Total segregated and
   secured assets                     $186,159,200   $174,212,300
                                      ============   ============
  Amount required to be
   segregated and secured             $180,953,000   $167,730,300
                                      ============   ============

NOTE 3 - DEPOSITS WITH CLEARING ORGANIZATIONS

  Deposits with clearing organizations are as follows:

                                      September 30,    June 30,
                                          1995           1995
                                      -------------  ------------

U.S. Government obligations           $ 66,828,700   $ 75,964,600
Guarantee deposits                       1,151,700      1,163,700
Stock in exchange clearing
 organization at cost (market
 value of $976,000 and $960,000 at
 September 30, 1995 and June 30,
 1995, respectively)                       360,000        360,000
Cash margins                             1,596,300        542,400
                                      ------------   ------------

   Total                              $ 69,936,700   $ 78,030,700
                                      ============   ============

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

                                  (UNAUDITED)


NOTE 4 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

     Index Management Services, Inc. ("IMSI"), a subsidiary of Index, as a general partner, has invested in commodity pools. IMSI is also the sponsor of an exempted Cayman Islands limited liability company which is in the process of liquidation. The investments in and advances to such entities consist of the following:

                       September 30,  June 30,
                           1995         1995
                       -------------  --------

       Investments        $36,600      $28,000
       Advances            11,900       11,100
                          -------      -------

          Total           $48,500      $39,100
                          =======      =======

     IMSI is required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At September 30, 1995, IMSI is in compliance with those requirements. Index provides commodity brokerage services to the active pool at agreed upon rates and IMSI receives administrative fees from that pool.


NOTE 5 - CUSTOMER OWNED SECURITIES

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. The total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities at September 30, 1995 and June 30, 1995 is $57,100,600 and $45,768,800, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

                                  (UNAUDITED)

NOTE 6 - NOTES PAYABLE

     Notes payable consist of the following:

                                             September 30,        June 30,
                                                  1995              1995
                                         ----------------------  ----------
Principal stockholder,
  interest at prime plus 4%, due:
    January 31, 1996                          $  540,000         $  540,000
    January 31, 1996                             400,000            400,000
Affiliates and other related parties,
  interest at prime plus 4%, due:
    January 31, 1996                             150,000            150,000
    January 31, 1996                           2,000,000          2,000,000
    January 31, 1996                           1,800,000          1,800,000
    January 31, 1996                             750,000            750,000
    January 31, 1996                             750,000            750,000
                                              ----------         ----------

         Total                                $6,390,000         $6,390,000
                                              ==========         ==========

     Interest expense on notes payable during the three months ended September 30, 1995 and 1994 is $205,600 and $222,500, respectively, all of which was earned by related parties.

     In August, 1995, the principal stockholder made a $1,000,000 short term advance to the Company. The Company repaid the advance in September, 1995.

     In September, 1994 the Company repaid $100,000 of a $250,000 note payable to its President and a Director.


NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors consist of the following:

                                         September 30,   June 30,
                                             1995          1995
                                         -------------  ----------
Bank, interest at prime plus 3%, due:
  February 28, 1996                         $1,690,000  $1,690,000
  September 30, 1996                         1,750,000           -
                                            ----------  ----------

         Total                              $3,440,000  $1,690,000
                                            ==========  ==========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

                                  (UNAUDITED)

NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS (CONTINUED)

     These liabilities are borrowed in accordance with the terms of a revolving subordinated debt line totalling $4,000,000 which expires November 30, 1996. Had any of the remaining funds been borrowed, Index's regulatory capital would have increased on a dollar for dollar basis.

     Interest expense on liabilities subordinated to claims of general creditors during the three months ended September 30, 1995 and 1994 is $53,300 and $47,900, respectively.

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

     CLASS A PREFERRED STOCK

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At September 30, 1995, cumulative dividends in arrears amounted to $383,300 or $.96 per share. No liability for these dividends has been recorded as dividends are not payable until declared.

     COMMON STOCK

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

                                  (UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of September 30, 1995, 33,624,531 shares of common stock.

     All outstanding share, earnings per share and weighted average information has been restated to reflect the one-for-four reverse split of common stock.

     STOCK OPTION PLAN

     In March, 1986, the Company adopted an incentive stock option plan reserving 500,000 shares of common stock. In December, 1990, the Company, pursuant to the incentive stock option plan, granted options for 410,000 shares at the then market price exercisable through December, 2000. The Company also granted options, other than in accordance with the March 1986 incentive stock option plan.

     The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at September 30, 1995.

        Shares             Shares      Shares      Shares       Shares
        Granted   Price  Exercisable  Forfeited   Cancelled   Remaining
        -------   -----  -----------  ---------   ---------   ---------
Dec.
1990     410,000  $.60      317,500     72,969     19,531       317,500

Feb.
1992     125,000  $.25      125,000        -          -         125,000

May
1992      75,000  $.60       50,000     25,000        -          50,000

Sep.
1992     125,000  $.375     125,000        -          -         125,000

Feb.
1994   1,250,000  $.24    1,250,000        -          -       1,250,000

Jan.
1995     250,000  $.125     250,000        -          -         250,000
       ---------          ---------     ------     ------     ---------

Total  2,235,000          2,117,500     97,969     19,531     2,117,500
       =========          =========     ======     ======     =========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

                                  (UNAUDITED)


NOTE 9 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $632,500 arose in connection with advances made by the Company to an affiliated entity. This receivable was converted into a note bearing interest at 8%, and was subsequently changed to the prime rate of interest. This note is partially collateralized by deposits at Index as of September 30, 1995. The Company earned interest income on this note in the amounts of $13,800 and $11,800 during the three months ended September 30, 1995 and 1994, respectively.

     The Company rents from an officer and a director an exchange membership having a market value at September 30, 1995 of approximately $615,000. Rent expense for the three months ended September 30, 1995 and 1994 was $18,000 and $12,000, respectively.

     Certain exchange memberships owned by officers and others, having an aggregate market value of $5,209,000, have been pledged to various exchange clearinghouses or corporations on behalf of the Company and may be used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships are not included in the Company's consolidated statements of financial condition. The Company, in the ordinary course of business, guarantees certain loans which are secured by exchange memberships owned by an individual who is an officer and director and by the principal shareholder.

     The Company receives funds, in the form of loans and advances, from its principal shareholder, an affiliated company and an officer and a director of the Company. See Note 6 for the terms and balances at September 30, 1995 and June 30, 1995.

NOTE 10 - SALE OF ASSETS

     In January, 1993, Brokers Resource Corp., at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the three months ended September 30, 1994, the Company earned $199,100 from this transaction, which is included in commission income. The revenue stream generated from this transaction ended effective January 15, 1995.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

                                  (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company has noncancellable leases for office space which expire at varying dates through the year 2000. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

          Year Ending June 30,          Amount
          --------------------          ------
            1996                       $136,300
            1997                        155,700
            1998                        102,500
            1999                        102,500
            2000 and thereafter         119,600
                                        -------
                  Total                $616,600
                                        =======

     The Company has entered into employment agreements which expire at varying dates through fiscal 1997 with certain of its officers, providing for aggregate minimum annual payments for the years ending June 30, 1996 and 1997 of approximately $566,800 and $240,000, respectively. Additional compensation is payable under certain circumstances as defined in the agreements.

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

     The Company is currently defending against a demand for arbitration filed by a former client to recover damages of $1,000,000 for misrepresentation of risk and unauthorized trading. The client's actual losses were approximately $850,000. The Company believes the claims are without merit and plans to vigorously contest the action. In management's opinion, the ultimate liability, if any, will not materially affect the financial position or operations of the Company.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

                                  (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company, subsequent to September 30, 1995, settled a complaint filed by former partners of a general partnership which cleared its trades at the Company. The settlement did not materially affect the financial position or results of operations of the Company.

     In April, 1994, Index, without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action, filed on September 29, 1992. The equity receiver of an alleged commodity pool operator brought a related action which is still pending to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. Index denies the allegations, believes they are without merit and intends to defend this action vigorously.

NOTE 12 - INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under this standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995

                         (UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)

affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                      September 30,    June 30,
                                           1995          1995
                                      --------------  ----------
Deferred income tax assets:
  Bad debt reserve                    $  66,100       $  66,100
  Book and tax depreciation
    difference                           70,900          67,500
  Insurance reserve                      10,600             -
  Contingent liability reserve            2,900             -
  Bonus accrual                           2,100          65,400
  Accrued legal expense                  40,800          40,800
                                      ---------       ---------

    Total deferred tax assets         $ 193,400       $ 239,800
                                      ---------       ---------

Deferred income tax liabilities:
  Unrealized gain on U.S.
    Government obligations            $ (74,900)      $(135,900)
  Partnership income                    (26,200)        (26,200)
  Prepaid and deferred rent, net         (3,400)        (18,100)
  1987-1989 audit adjustment            (61,300)        (61,300)
  Other                                     -            (1,400)
                                      ---------       ---------

    Total deferred tax liabilities    $(165,800)      $(242,900)
                                      ---------       ---------

    Net deferred tax assets
      (liabilities)                   $  27,600       $  (3,100)
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

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995

                         (UNAUDITED)


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK (CONTINUED)

these contracts. To reduce its risk, Index requires its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at September 30, 1995, were adequate to minimize the risk of material loss which could be created by the positions held at that time. At September 30, 1995, Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $200,681,900 and short proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $200,676,900. At September 30, 1994, Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $486,596,700 and proprietary short financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $486,596,700.

          The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. At September 30, 1995 and 1994, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At September 30, 1995, foreign currency forward contracts were transacted at First National Bank of Chicago. At September 30, 1994 foreign currency forward contracts were transacted at First National Bank of Chicago and DAIWA Securities America, Inc.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995

                         (UNAUDITED)


NOTE 14 - CAPITAL REQUIREMENTS

          Index is subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which Index is a member. As of September 30, 1995, adjusted net capital, as defined, of $13,628,300 is $7,183,500 in excess of the minimum required under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

          A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At September 30, 1995, the subsidiary is in compliance with those requirements.


NOTE 15 - NASDAQ LISTING

          On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On December 7, 1994, the Company's common stock resumed trading on the NASDAQ SmallCap Market.


NOTE 16 - CASH FLOWS

          For purposes of reporting cash flows, cash does not include net segregated or secured cash, as defined, in the Commodity Exchange Act. Interest paid during the three months ended September 30, 1995 and 1994 amounted to $920,600 and $636,900, respectively. The Company made income tax payments in the amount of $1,100,000 and $430,200 during the three months ended September 30, 1995, and 1994, respectively.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended September 30, 1995.

          Jack Carl/312-Futures, Inc. (the "Company") is a holding company and operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), the Company's principal operating subsidiary, provides a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade, Mid-America Commodity Exchange, Commodity Exchange, Inc., New York Mercantile Exchange, New York Futures Exchange and New York Cotton Exchange, and effective January 1, 1995, the Coffee, Sugar & Cocoa Exchange. Index also acts as a registered commodity pool operator through one of its subsidiaries. Another subsidiary of the Company is a registered securities broker-dealer.

Liquidity and Capital Resources
-------------------------------

          Index, the Company's primary operating subsidiary, is subject to the minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for registered futures commission merchants to maintain minimum net capital based on a percentage of the amount of customer funds required to be segregated. During the three months ended September 30, 1995, Index's segregated asset requirement increased by approximately $17,929,700, which increased Index's net capital requirements. As of September 30, 1995, Index's segregated funds exceeded the requirement by $4,522,500. Index is also required to secure all balances due to U.S. based customers for activities in foreign futures and options. At September 30, 1995, funds secured in separate accounts exceeded secured requirements by $683,700. Throughout the three months, Index exceeded the net capital requirements of the CFTC and the various exchanges of which it is a member. As of September 30, 1995, Index's regulatory capital exceeded the minimum net capital requirements of the CFTC by $7,183,500.

          The Company, at September 30, 1995, had $6,390,000 in notes payable to related parties maturing January 31, 1996 and $3,440,000 of subordinated debt of which $1,690,000 matures February 28, 1996 and $1,750,000 matures September 30, 1996. The majority of the proceeds from the notes were loaned to Index in the form of subordinated loans which are included in net capital for regulatory purposes. Index has a $4,000,000 revolving subordinated debt line of credit, with a $560,000 available balance. The line of credit expires November 30, 1996. The ability to refinance its debt depends on the lenders desire to continue such loans with the Company.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


          The Company has historically satisfied its capital needs from subordinated loans, notes payable, which have increased $1,750,000 since June 30, 1995, and proceeds from the issuance of stock. The Company, since inception through September 30, 1995, has realized approximately $8,929,800 from the issuance of stock. It is anticipated that the Company's short-term and long-term capital needs will be primarily satisfied through loans, operations and investing activities as well as from the proceeds of the issuance of stock.

          The Company, during the quarter ended September 30, 1995 used approximately $1,300,000 cash in operating activities. This expenditure was funded primarily from a $1,750,000 subordinated loan. Additional cash was used for start up costs incurred on the Company's London subsidiary which began trading operations in October, 1995.

          Total stockholders' equity decreased $69,200 to $7,294,900 at September 30, 1995, from $7,364,100 at June 30, 1995. The decrease in stockholders' equity is the result of the net loss and the foreign currency translation adjustment for the quarter.

          The majority of the Registrant's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Registrant's expenses, such as employee compensation and other operating expenses.

Results of Operations
---------------------

          In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of Jack Carl/312-Futures, Inc., sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. The Company earned $199,100 of commission revenue during the quarter ended September 30, 1994 from the sale of BRC's introducing broker business. This revenue stream ended effective January 15, 1995.

          Total revenues for the quarter ended September 30, 1995 increased $168,400 to $9,718,400 compared to $9,550,000 for the quarter ended September 30, 1994.

          Commission revenue, which generally is related to trading volume, decreased $110,700 during the quarter ended September 30, 1995 compared to the same period a year ago. Included in commission revenue for 1994 is $199,100 from the sale of BRC's introducing broker business. Excluding the effect of the BRC revenue, the Company's commission revenue increased slightly in

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


1995 on a 17% increase in trading volume. The small increase in commission revenue compared to the increase in trading volume is primarily attributable to the Company's business mix which has changed toward business that generates higher trading volume and lower revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

          Interest income increased $391,700 during the quarter ended September 30, 1995 compared to the same period a year ago. The increase in interest income in fiscal 1996 is primarily attributable to the following factors. The Company is investing in longer term U.S. Government obligations which increases the yield on its investments. Such investments are interest rate sensitive which cause fluctuations in income as interest rates vary. The change in appreciation of these investments due to such market value fluctuations generated an increase in interest income of approximately $6,100 during the quarter ended September 30, 1995 compared to the same period a year ago.
Second, the Company, by increasing its customer base, has additional funds available to invest. Third, interest rates have continued their upward trend in fiscal 1996.

          Total expenses increased $605,500 or 7% during the quarter ended September 30, 1995 compared to the same period a year ago.

          The Company, during the quarter ended September 30, 1995, organized Index FX, Ltd. ("Index FX") a British corporation located in London, England to conduct foreign exchange business. Index FX commenced trading operations in October, 1995, however, it incurred start up costs during the quarter ended September 30, 1995. Due to international tax laws, the income tax benefit resulting from the loss generated by Index FX during the quarter ended September 30, 1995 cannot be consolidated to reduce the Company's overall tax liability.


          Commissions, floor brokerage and clearing costs which are related to trading volume, decreased $261,900 or 6% during the quarter ended September 30, 1995 compared to the same period a year ago. The decrease in expense is the result of the gradual restructuring of sales agreements to include the absorption of certain production related costs by certain sales people before commissions are earned. Also, as part of the restructuring, certain sales people are being compensated by salary in addition to commissions. Another reason for the decrease in commissions, floor brokerage and clearing costs is the change in business mix

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


toward business which generates higher trading volume and lower commission revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

          Compensation and related benefits increased $445,900 or 21% during the quarter ended September 30, 1995 compared to the same period a year ago. The increase is the result of an increase in the number of employees and salary increases. Also contributing to the increase is the restructuring of sales agreements which provide for certain sales people to be compensated by salary in addition to commissions.

          Interest expense increased $175,000 during the quarter ended September 30, 1995 compared to the same period a year ago. The increase was caused by higher interest rates on the Company's obligations during fiscal 1996 and increased customer deposits on which the Company pays interest expense.

          As a result of the aforementioned revenues and expenses, net loss for the quarter ended September 30, 1995 is $54,700 or less than $.01 per share compared to net income of $264,800 or $.01 per share for the same period a year ago.

                                                                    Exhibit 11.1


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
        AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK


                                      Three Months Ended
                                        September 30,
                                  --------------------------
                                      1995          1994
                                  ------------  ------------
PRIMARY
-------

EARNINGS (LOSS)

Net income (loss)                  $   (54,700)  $   264,800

Deduct assumed
dividends on Class A
preferred stock                        (10,000)      (10,000)
                                   -----------   -----------

Net income (loss)
applicable to
common stock                       $   (64,700)  $   254,800
                                   ===========   ===========
SHARES

Weighted average
number of common
shares outstanding                  33,688,308    21,782,870
                                   ===========   ===========

Primary earnings (loss)
  per common share:

Net income (loss)                  $      (.00)  $       .01
                                   ===========   ===========

                                                                  Exhibit 11.1


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
        AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK



                                           Three Months Ended
                                              September 30,
                                       --------------------------
                                           1995        1994
                                           ----        ----

ASSUMING FULL DILUTION
----------------------

EARNINGS (LOSS)

Net income (loss)                        $(54,700)   $264,800
                                         ========    ========

SHARES

Weighted average
number of common
shares outstanding                     33,688,308  21,782,870
                                       ==========  ==========

Earnings (loss) per
common share
assuming full
dilution:

Net income (loss)                        $   (.00)   $    .01
                                         ========    ========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                              SEPTEMBER 30, 1995


Item 6 Exhibits and Reports on Form 8-K

(a) Immediately following this page is an Exhibit Index setting forth the exhibits to this Quarterly Report on Form 10-Q and the page number in the sequential numbering system where such exhibits can be found.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 1995.

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



                               Jack Carl/312-Futures, Inc.
                               ---------------------------
                                        (Registrant)



Dated:  November 10, 1995      By:  /S/ Allyson Laackman
                                   ------------------------------
                                   Allyson Laackman
                                   Chief Financial Officer