Form 10-Q
period 1995-12-31
CARL JACK 312 FUTURES INC
filed 1996-02-13
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

                                Not Applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

               This is page 1 of 31 sequentially numbered pages.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.



                                                            Page
                                                            ----

       Consolidated statements of financial condition
       as of December 31, 1995 and June 30, 1995.             3

       Consolidated statements of operations for the
       three months and six months ended December 31,
       1995 and 1994.                                       4-5

       Consolidated statement of changes in stockholders'
       equity for the six months ended December 31,
       1995.                                                  6

       Consolidated statements of changes in liabilities
       subordinated to claims of general creditors for
       the six months ended December 31, 1995 and 1994.       7

       Consolidated statements of cash flows for the
       six months ended December 31, 1995 and 1994.         8-9

       Notes to consolidated financial statements.           10

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1995 AND JUNE 30, 1995

                                    ASSETS

                                                                                    December 31,       June 30,
                                                                                        1995             1995
                                                                                    ------------    ------------
                                                                                     (Unaudited)      (Audited)

Cash                                                                                $  3,888,700    $  1,034,900
Cash segregated or secured under Commodity Exchange Act                                4,968,500       1,181,700
U.S. Government obligations                                                          112,491,400      82,885,600
Other short term investments                                                           1,517,500             -
Deposits with clearing organizations                                                  61,612,100      78,030,700
Warehouse receipts                                                                       930,300       1,537,200
Receivables:
  Brokers and dealers                                                                  5,264,700       9,253,400
  Clearing organizations                                                              17,690,500      12,627,900
                                                    December 31,        June 30,
                                                        1995              1995
                                                    ------------       ----------
  Customers                                             $891,900       $1,152,200
  Affiliates                                                 -              7,300
  Other                                                  283,400          379,100
  Less - Allowance for doubtful accounts                (191,900)        (191,900)       983,400       1,346,700
                                                         -------          -------
Investments in and advances to affiliated partnerships                                    46,600          39,100
Notes receivable                                                                         631,300         633,700
Exchange memberships, at cost (market value of $912,600
  and $1,228,100 at December 31, 1995 and June 30, 1995,
  respectively)                                                                          781,300         781,300
Furniture, equipment, and leasehold improvements, net of
  accumulated depreciation and amortization of $1,755,500
  and $1,602,800 at December 31, 1995 and June 30, 1995,
  respectively                                                                           756,100         682,900
Goodwill, net of accumulated amortization of $4,081,300
  and $4,054,500 at December 31, 1995 and June 30, 1995,
  respectively                                                                           515,200         541,900
Other assets                                                                             370,200         355,400
                                                                                    ------------    ------------

          Total                                                                     $212,447,800    $190,932,400
                                                                                    ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
  Brokers and dealers                                                               $  4,176,300    $        -
  Clearing organizations                                                                  10,700         185,900
  Customers                                                                          186,678,100     168,500,000
  Officers and employees                                                               1,951,300       2,221,500
  Affiliates                                                                              20,600             -
Accounts payable and accrued expenses                                                  2,793,500       4,580,900
Notes payable                                                                          6,390,000       6,390,000
                                                                                    ------------    ------------

          Total                                                                      202,020,500     181,878,300
                                                                                    ------------    ------------

Liabilities subordinated to claims of general creditors                                3,440,000       1,690,000
                                                                                    ------------    ------------

Stockholders' equity:
  Class A preferred stock, $1 par value; 10% cumulative,
   redeemable, 400,000 shares authorized and outstanding                                 400,000         400,000
  Common stock, $.004 par value; 150,000,000 shares authorized,
   33,624,531 and 33,624,532 shares issued and outstanding
   at December 31, 1995 and June 30, 1995, respectively                                  134,500         134,500
  Paid-in capital                                                                      8,395,300       8,395,300
  Retained deficit                                                                    (1,928,000)     (1,565,700)
  Cumulative translation adjustment                                                      (14,500)            -
                                                                                    ------------    ------------

     Total stockholders' equity                                                        6,987,300       7,364,100
                                                                                    ------------    ------------

          Total                                                                     $212,447,800    $190,932,400
                                                                                    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)


                                                             Three Months Ended
                                                                 December 31,
                                                          -------------------------
                                                              1995          1994
                                                          -----------   -----------
Revenues:
  Commissions                                             $ 7,149,600   $ 7,886,500
  Interest                                                  1,859,300     1,153,500
  Trading gains (losses), net                                 269,500       (35,000)
  Other                                                        42,900       180,800
                                                          -----------   -----------

          Total revenues                                    9,321,300     9,185,800
                                                          -----------   -----------

Expenses:
  Commission, floor brokerage and clearing costs            3,849,300     4,166,300
  Compensation and related benefits                         2,532,000     2,143,300
  Communications                                              478,300       347,300
  Interest                                                    984,800       669,800
  Rent and other occupancy costs                              407,400       360,100
  Business promotion                                          505,100       356,200
  Professional and consulting fees                            130,500        86,100
  Depreciation                                                 83,700        60,500
  Amortization of goodwill                                     13,400        13,400
  Other                                                       572,600       504,800
                                                          -----------   -----------

          Total expenses                                    9,557,100     8,707,800
                                                          -----------   -----------

Income (loss) before income taxes                            (235,800)      478,000
Income tax expense                                             71,800       167,700
                                                          -----------   -----------

Net income (loss)                                            (307,600)      310,300

Assumed cumulative dividend on Class A preferred stock        (10,000)      (10,000)
                                                          -----------   -----------

Net income (loss) applicable to common stock              $  (317,600)  $   300,300
                                                          ===========   ===========

Primary earnings (loss) per common share, restated for reverse split:

  Net income (loss)                                             $(.01)         $.01
                                                          ===========   ===========
  Weighted average number of common shares outstanding     33,728,188    33,625,557
                                                          ===========   ===========
Fully diluted earnings (loss) per common share,
  restated for reverse split:

  Net income (loss)                                             $(.01)         $.01
                                                          ===========   ===========
  Weighted average number of common shares outstanding     33,728,188    33,625,557
                                                          ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)




                                                                   Six Months Ended
                                                                      December 31,
                                                              ---------------------------
                                                                1995             1994
                                                              -----------     -----------
Revenues:
  Commissions                                                 $14,952,800     $15,800,400
  Interest                                                      3,678,200       2,580,700
  Trading gains, net                                              324,600          38,700
  Other                                                            84,100         316,000
                                                              -----------     -----------

          Total revenues                                       19,039,700      18,735,800
                                                              -----------     -----------

Expenses:
  Commission, floor brokerage and clearing costs                8,103,700       8,682,600
  Compensation and related benefits                             5,057,400       4,222,800
  Communications                                                  906,900         784,000
  Interest                                                      1,896,600       1,406,600
  Rent and other occupancy costs                                  787,900         653,300
  Business promotion                                              983,500         740,300
  Professional and consulting fees                                329,000         221,800
  Depreciation                                                    153,500         125,700
  Amortization of goodwill                                         26,800          26,800
  Other                                                         1,040,500         967,100
                                                              -----------     -----------

          Total expenses                                       19,285,800      17,831,000
                                                              -----------     -----------

Income (loss) before income taxes                                (246,100)        904,800
Income tax expense                                                116,200         329,700
                                                              -----------     -----------

Net income (loss)                                                (362,300)        575,100

Assumed cumulative dividend on Class A preferred stock            (20,000)        (20,000)
                                                              -----------     -----------

Net income (loss) applicable to common stock                  $  (382,300)    $   555,100
                                                              ===========     ===========

Primary earnings (loss) per common share, restated for reverse split:

  Net income (loss)                                                 $(.01)           $.02
                                                              ===========     ===========
  Weighted average number of common shares outstanding         33,734,183      27,704,273
                                                              ===========     ===========
Fully diluted earnings (loss) per common share,
  restated for reverse split:

  Net income (loss)                                                 $(.01)           $.02
                                                              ===========     ===========
  Weighted average number of common shares outstanding         33,734,183      27,704,273
                                                              ===========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995

                                  (UNAUDITED)



                          Class A        Common Stock                                  Cumulative
                         Preferred   --------------------    Paid-In       Retained    Translation
                           Stock       Shares     Amount     Capital       Deficit     Adjustment       Total
                         ---------   --------    --------  ----------    -----------   -----------   ----------
Balance, July 1, 1995     $400,000   33,624,532  $134,500  $8,395,300    $(1,565,700)  $    -        $7,364,100

Repurchase of common
  stock pursuant to
  reverse split               -              (1)     -           -             -            -             -

Net loss                      -           -          -           -          (362,300)       -          (362,300)

Foreign currency
  translation                 -           -          -           -             -        (14,500)        (14,500)
                          --------   ----------  --------  ----------    -----------   --------      ----------
Balance,
December 31, 1995         $400,000   33,624,531  $134,500  $8,395,300    $(1,928,000)  $(14,500)     $6,987,300
                          ========   ==========  ========  ==========    ===========   ========      ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)


                                                 Six Months Ended
                                                   December 31,
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

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)




                                                                      Six Months Ended
                                                                        December 31,
                                                                  --------------------------
                                                                     1995           1994
                                                                  ------------   -----------

Cash Flows From Operating Activities:
  Net income (loss)                                               $   (362,300)  $   575,100
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                      180,300       152,500
    Deferred taxes                                                    (120,900)      207,600
    Doubtful accounts expense (benefit)                                (69,000)       22,400
    Equity in net (gain) loss of affiliated partnerships                (8,900)        3,900
  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                   (3,786,800)      121,400
    U.S. Government obligations                                    (29,605,800)    4,724,800
    Other short term investments                                    (1,517,500)          -
    Deposits with clearing organizations                            16,418,600    (2,457,400)
    Warehouse receipts                                                 606,900        90,800
    Receivables                                                       (641,600)     (697,600)
    Other assets                                                       106,100      (304,500)
    Payables                                                        21,929,600    (2,226,100)
    Accounts payable and accrued expenses                           (1,787,400)   (1,218,700)
                                                                  ------------   -----------

        Cash provided by (used in) operating activities              1,341,300    (1,005,800)
                                                                  ------------   -----------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net            1,400       (62,500)
  Decrease in notes receivable                                           2,400           300
  Purchase of exchange membership                                          -        (130,000)
  Purchase of furniture, equipment and leasehold
    improvements                                                      (226,800)     (184,500)
  Rebate from purchase of equipment                                        -          50,000
  Rebate from exchange memberships                                         -         102,900
                                                                  ------------   -----------

        Cash used in investing activities                             (223,000)     (223,800)
                                                                  ------------   -----------

Cash Flows From Financing Activities:
  Increase in short term advance                                     1,000,000           -
  Repayment of short term advance                                   (1,000,000)          -
  Repayment of notes payable                                               -        (100,000)
  Increase in liabilities subordinated to claims
    of general creditors                                             1,750,000           -
  Issuance of common stock pursuant to
    rights offering                                                        -       1,076,000
                                                                  ------------   -----------

        Cash provided by financing activities                        1,750,000       976,000
                                                                  ------------   -----------

Effect of exchange rate changes on cash                                (14,500)          -
                                                                  ------------   -----------

Increase (Decrease) in cash                                          2,853,800      (253,600)

Cash, beginning of period                                            1,034,900     1,862,300
                                                                  ------------   -----------

Cash, end of period                                               $  3,888,700   $ 1,608,700
                                                                  ============   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)

                            (CONTINUED FROM PAGE 8)



                  Supplemental Schedule of Non-Cash Investing
                            and Financing Activities


Six Months Ended December 31, 1995
----------------------------------

                                     (None)


Six Months Ended December 31, 1994
----------------------------------

                                     (None)

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995

                          (UNAUDITED)



NOTE 1 - ORGANIZATION OF JACK CARL/312-FUTURES, INC.

     Jack Carl/312-Futures, Inc. ("JC/312") and Subsidiaries, (the
"Company"), engages principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), the principal operating subsidiary of JC/312, is a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC"). Index FX, Ltd. ("Index FX"), a British corporation and a subsidiary of JC/312, conducts foreign exchange business. Another subsidiary of JC/312 is a registered broker-dealer.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

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

                                        December 31,    June 30,
                                            1995          1995
                                        ------------  ------------
Cash                                    $  4,968,500  $  1,181,700
U.S. Government obligations              111,817,200    81,482,000
Deposits with clearing
  organizations                           54,431,700    69,531,900
Receivables from clearing
  organizations, net                      17,362,400    12,043,300
Receivables from brokers and dealers       4,978,500     8,436,200
Warehouse receipts                           930,300     1,537,200
                                        ------------  ------------

    Total segregated and
      secured assets                    $194,488,600  $174,212,300
                                        ============  ============
    Amount required to be
      segregated and secured            $186,075,400  $167,730,300
                                        ============  ============


NOTE 3 - OTHER SHORT TERM INVESTMENTS

     Other short term investments consist of $1,517,500 of time deposits due January 2, 1996.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 4 - DEPOSITS WITH CLEARING ORGANIZATIONS

     Deposits with clearing organizations are as follows:

                                      December 31,   June 30,
                                          1995         1995
                                      ------------  -----------
U.S. Government obligations            $59,720,000  $75,964,600
Guarantee deposits                       1,056,600    1,163,700
Stock in exchange clearing
 organization at cost (market
 value of $992,000 and $960,000 at
 December 31, 1995 and June 30,
 1995, respectively)                       360,000      360,000
Cash margins                               475,500      542,400
                                       -----------  -----------

    Total                              $61,612,100  $78,030,700
                                       ===========  ===========

NOTE 5 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

     Index Management Services, Inc. ("IMSI"), a subsidiary of Index, as a general partner, has invested in commodity pools. IMSI is also the sponsor of an exempted Cayman Islands limited liability company which is in the process of liquidation. The investments in and advances to such entities consist of the following:

                       December 31,  June 30,
                           1995        1995
                       ------------  --------

       Investments          $36,900   $28,000
       Advances               9,700    11,100
                            -------   -------

          Total             $46,600   $39,100
                            =======   =======

     IMSI is required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At December 31, 1995, IMSI is in compliance with those requirements. Index provides commodity brokerage services to the active pool at agreed upon rates and IMSI receives administrative fees from that pool.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 6 - CUSTOMER OWNED SECURITIES

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. The total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities at December 31, 1995 and June 30, 1995 is $48,847,000 and $45,768,800, respectively.

NOTE 7 - NOTES PAYABLE

     Notes payable consist of the following:

                                               December 31,     June 30,
                                                  1995            1995
                                               ------------    ----------
Principal stockholder,
  interest at prime plus 4%, due:
    January 31, 1996                            $  540,000     $  540,000
    January 31, 1996                               400,000        400,000
Affiliates and other related parties,
  interest at prime plus 4%, due:
    January 31, 1996                               150,000        150,000
    January 31, 1996                             2,000,000      2,000,000
    January 31, 1996                             1,800,000      1,800,000
    January 31, 1996                               750,000        750,000
    January 31, 1996                               750,000        750,000
                                                ----------     ----------

         Total                                  $6,390,000     $6,390,000
                                                ==========     ==========

     Interest expense on notes payable, all of which was earned by related parties, is as follows:

                                                1995        1994
                                                ----        ----
     Three months ended December 31,          $204,800    $232,100
     Six months ended December 31,            $410,400    $454,600

     In August, 1995, the principal stockholder made a $1,000,000 short term advance to the Company. The Company repaid the advance in September, 1995.

     Subsequent to December 31, 1995 all notes payable, aggregating $6,390,000 due January 31, 1996, were extended to January 31, 1997.

     In September, 1994 the Company repaid $100,000 of a $250,000 note payable to its President and a Director.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 8 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors consist of the following:

                                         December 31,   June 30,
                                             1995         1995
                                         ------------  ----------
Bank, interest at prime plus 3%, due:
  February 28, 1996                        $1,690,000  $1,690,000
  December 31, 1996                         1,750,000           -
                                           ----------  ----------

       Total                               $3,440,000  $1,690,000
                                           ==========  ==========

     These liabilities are borrowed in accordance with the terms of a revolving subordinated debt line totalling $4,000,000 which expires November 30, 1996. Had any of the remaining funds been borrowed, Index's regulatory capital would have increased on a dollar for dollar basis.

     Interest expense on liabilities subordinated to claims of general creditors is as follows:

                                            1995           1994
                                            ----           ----

     Three months ended December 31,     $101,900        $51,100
     Six months ended December 31,       $155,200        $99,000

NOTE 9 - STOCKHOLDERS' EQUITY

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

     CLASS A PREFERRED STOCK

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At December 31, 1995, cumulative dividends in arrears amounted to $393,300 or $.98 per share. No liability for these dividends has been recorded as dividends are not payable until declared.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

     COMMON STOCK

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of December 31, 1995, 33,624,531 shares of common stock.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

     The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at December 31, 1995.


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
       =========          =========     ======     ======     =========

NOTE 10 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $631,300 arose in connection with advances made by the Company to an affiliated entity. This receivable was converted into a note bearing interest at 8%, and was subsequently changed to the prime rate of interest. This note is partially collateralized by deposits at Index as of December 31, 1995. The Company earned interest income on this note in the amounts of $13,800 and $12,900 during the three months ended December 31, 1995 and 1994, respectively, and $27,600 and $24,700 during the six months ended December 31, 1995 and 1994, respectively.

     The Company rents from an officer and a director an exchange membership having a market value at December 31, 1995 of approximately $535,000. Rent expense for the three months ended December 31, 1995 and 1994 was $16,500 and $14,000, respectively, and for the six months ended December 31, 1995 and 1994, rent expense was $34,500 and $26,000, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Certain exchange memberships owned by officers and others, having an aggregate market value of $4,476,000, have been pledged to various exchange clearinghouses or corporations on behalf of the Company and may be used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships are not included in the Company's consolidated statements of financial condition. The Company, in the ordinary course of business, guarantees certain loans which are secured by exchange memberships owned by an individual who is an officer and director and by the principal shareholder.

     The Company receives funds, in the form of loans and advances, from its principal shareholder, an affiliated company and an officer and a director of the Company. See Note 7 for the terms and balances at December 31, 1995 and June 30, 1995.

NOTE 11 - SALE OF ASSETS

     In January, 1993, Brokers Resource Corp., at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the three months and six months ended December 31, 1994, the Company earned $207,500 and $406,600, respectively, from this transaction, which is included in commission income. The revenue stream generated from this transaction ended effective January 15, 1995.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company has noncancellable leases for office space which expire at varying dates through the year 2000. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

          Year Ending June 30,          Amount
          --------------------          ------
            1996                       $ 90,300
            1997                        155,700
            1998                        102,500
            1999                        102,500
            2000 and thereafter         119,600
                                       --------
                  Total                $570,600
                                       ========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has entered into employment agreements which expire at varying dates through fiscal 1997 with certain of its officers, providing for aggregate minimum annual payments for the years ending June 30, 1996 and 1997 of approximately $414,100 and $309,100, respectively. Additional compensation is payable under certain circumstances as defined in the agreements.

     The Company has guaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts.

     Index and BRC issued a limited indemnification agreement to the purchaser of the BRC business (See Note 11). This agreement covers potential customer claims arising from activity prior to the sale. No such claims are currently outstanding.

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

     In November, 1995, the Company settled a complaint filed by former partners of a general partnership which cleared its trades at the Company. The settlement did not materially affect the financial position or results of operations of the Company.

     In April, 1994, Index, without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action, filed on September 29, 1992. The equity receiver of an alleged commodity pool operator brought a related

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

action which is still pending to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. The attorney for the receiver has amended the complaint to add a number of individuals claiming to have invested money with this alleged commodity pool operator. Index denies the allegations, believes they are without merit, believes the additional claimants should be dismissed and intends to defend this action vigorously.


NOTE 13 - INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under this standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 13 - INCOME TAXES (CONTINUED)

affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                      December 31,    June 30,
                                          1995          1995
                                      -------------  ----------
Deferred income tax assets:
  Bad debt reserve                        $ 65,200   $  66,100
  Book and tax depreciation
    difference                              70,900      67,500
  Insurance reserve                         20,900         -
  Prepaid rent                               5,100         -
  Bonus accrual                                -        65,400
  Accrued legal expense                     25,600      40,800
  Other                                        500         -
                                          --------   ---------

    Total deferred tax assets             $188,200   $ 239,800
                                          --------   ---------

Deferred income tax liabilities:
  Unrealized gain on U.S.
    Government obligations                $(44,300)  $(135,900)
  Partnership income                       (26,100)    (26,200)
  Prepaid and deferred rent, net               -       (18,100)
  1987-1989 audit adjustment                   -       (61,300)
  Other                                        -        (1,400)
                                          --------   ---------

    Total deferred tax liabilities        $(70,400)  $(242,900)
                                          --------   ---------

    Net deferred tax assets
      (liabilities)                       $117,800   $  (3,100)
                                          ========   =========

     No valuation allowance has been provided as management believes deferred taxes are realizable.


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK

     The Company, through Index, is in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guarantees to the respective clearinghouses its customers' performance under

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK (CONTINUED)

these contracts. To reduce its risk, Index requires its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at December 31, 1995, were adequate to minimize the risk of material loss which could be created by the positions held at that time. At December 31, 1995, Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $230,156,200 and short proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $230,161,200. At December 31, 1994, Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $132,740,600 and proprietary short financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $132,740,600.

     The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. At December 31, 1995 and 1994, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At December 31, 1995, foreign currency forward contracts were transacted at First National Bank of Chicago, Daiwa Securities America, Inc. and Refco, Inc.. At December 31, 1994 foreign currency forward contracts were transacted at First National Bank of Chicago and DAIWA Securities America, Inc.

     Index FX conducts business for its customers in foreign currencies on the spot market in which trades generally settle on the next business day. Index FX covers its customer positions to manage its currency risk. Management believes that with the trades settling the next business day, its credit risk is negligible. At December 31, 1995 Index FX held long foreign

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK (CONTINUED)

currency positions with an aggregate notional value of $210,041,500 and short foreign currency positions with an aggregate notional value of $208,973,500.

     At December 31, 1995 the Index FX foreign currency business was transacted with several international financial institutions.

NOTE 15 - CAPITAL REQUIREMENTS

     Index is subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which Index is a member. As of December 31, 1995, adjusted net capital, as defined, of $13,240,000 is $6,702,400 in excess of the minimum required under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

     A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At December 31, 1995, the subsidiary is in compliance with those requirements.

NOTE 16 - NASDAQ LISTING

     On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On December 7, 1994, the Company's common stock resumed trading on the NASDAQ SmallCap Market.

NOTE 17 - CASH FLOWS

     For purposes of reporting cash flows, cash does not include net segregated or secured cash, as defined, in the Commodity Exchange Act. Interest paid during the six months ended December 31, 1995 and 1994 amounted to $1,778,200 and $1,341,200, respectively. The Company made income tax payments in the amount of $1,100,000 and $439,700 during the six months ended December 31, 1995, and 1994, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended December 31, 1995.

     Jack Carl/312-Futures, Inc. (the "Company") is a holding company and operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), the Company's principal operating subsidiary, provides a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade, Mid-America Commodity Exchange, Commodity Exchange, Inc., New York Mercantile Exchange, New York Futures Exchange and New York Cotton Exchange, and effective January 1, 1995, the Coffee, Sugar & Cocoa Exchange. Index also acts as a registered commodity pool operator through one of its subsidiaries. The Company has organized Index FX, Ltd. ("Index FX"), a British corporation, to conduct foreign exchange business. Index FX commenced trading operations in October 1995. Another subsidiary of the Company is a registered securities broker-dealer.

Liquidity and Capital Resources
-------------------------------

     Index, the Company's primary operating subsidiary, is subject to the minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for registered futures commission merchants to maintain minimum net capital based on a percentage of the amount of customer funds required to be segregated. During the six months ended December 31, 1995, Index's segregated asset requirement increased by approximately $21,609,300, which increased Index's net capital requirements. As of December 31, 1995, Index's segregated funds exceeded the requirement by $7,569,800. Index is also required to secure all balances due to U.S. based customers for activities in foreign futures and options. At December 31, 1995, funds secured in separate accounts exceeded secured requirements by $843,400. Throughout the six months, Index exceeded the net capital requirements of the CFTC and the various exchanges of which it is a member. As of December 31, 1995, Index's regulatory capital exceeded the minimum net capital requirements of the CFTC by $6,702,400.

     The Company, at December 31, 1995, had $6,390,000 in notes payable to related parties maturing January 31, 1996 and $3,440,000 of subordinated debt of which $1,690,000 matures February 28, 1996 and $1,750,000 matures December 31, 1996. Subsequent to December 31, 1996, all notes payable maturing January 31, 1996 were extended to January 31, 1997. The majority of the proceeds from the notes were loaned to Index in the form of subordinated loans which are included in net capital for

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


regulatory purposes. The Subordinated debt was borrowed by Index under the terms of a $4,000,000 revolving subordinated debt line of credit. The line of credit expires November 30, 1996. The ability to refinance its debt depends on the lenders desire to continue such loans with the Company.

     The Company has historically satisfied its capital needs from subordinated loans, which have increased $1,750,000 since June 30, 1995, notes payable and proceeds from the issuance of stock. The Company, since inception through December 31, 1995, has realized approximately $8,929,800 from the issuance of stock. It is anticipated that the Company's short-term and long-term capital needs will be primarily satisfied through loans and operations as well as from the proceeds of the issuance of stock.

     The Company, during the six months ended December 31, 1995 generated approximately $1,341,000 cash from operating activities and $1,750,000 from a subordinated loan. Cash was used for start up costs, including purchases of furniture and equipment, incurred on the Company's London subsidiary, which began trading operations in October, 1995.

     Total stockholders' equity decreased $376,800 to $6,987,300 at December 31, 1995, from $7,364,100 at June 30, 1995. The decrease in stockholders' equity is the result of the net loss and the foreign currency translation adjustment for the period.

     The majority of the Company's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation and other operating expenses.

Results of Operations
---------------------

     In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of Jack Carl/312-Futures, Inc., sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. The Company earned commission revenue in the amounts of $207,500 and $406,600 during the quarter and six months ended December 31, 1994, respectively, from the sale of BRC's introducing broker business. This revenue stream ended effective January 15, 1995.

     The Company, during the period ended December 31, 1995, organized Index FX, located in London, England to conduct foreign exchange business. Index FX commenced trading operations in October, 1995, however, it incurred start up costs during the six months ended December 31, 1995. Due to international tax laws,

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

the income tax benefit resulting from the loss generated by Index FX during the six months ended December 31, 1995 cannot be consolidated to reduce the Company's overall tax liability. The revenue generated by Index FX is recorded as trading gains.

     Total revenues for the quarter ended December 31, 1995 increased $135,500 to $9,321,300 compared to $9,185,800 for the quarter ended December 31, 1994. Total revenues for the six months ended December 31, 1995 increased $303,900 compared to the same period a year ago.

     Commission revenue, which generally is related to trading volume, decreased $736,900 or 9% during the quarter ended December 31, 1995 compared to the same period a year ago. Included in commission revenue for 1994 is $207,500 from the sale of BRC's introducing broker business. Excluding the effect of the BRC revenue, the Company's commission revenue decreased 7% in 1995 on a 13% increase in trading volume. Commission revenue decreased $847,600 during the six months ended December 31, 1995 compared to the same period a year ago. Included in commission revenue for the six months ended December 31, 1994 is $406,600 from the sale of BRC's introducing broker business. Commission revenue, excluding the effect of the BRC revenue, decreased 3% on a 15% increase in trading volume. The decreases in commission revenue compared to the increases in trading volume are primarily attributable to the Company's business mix which has changed toward business that generates higher trading volume and lower revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Interest income increased $705,800 and $1,097,500 during the quarter and six months ended December 31, 1995, respectively, compared to the same periods a year ago. The increases in interest income in fiscal 1996 are primarily attributable to the following factors. The Company has invested in longer term U.S. Government obligations which increased the yield on its investments. Such investments are interest rate sensitive which cause fluctuations in income as interest rates vary. The change in appreciation of these investments due to such market value fluctuations generated an increase in interest income of approximately $440,000 and $446,100 during the quarter and six months ended December 31, 1995, respectively, compared to the same periods a year ago. Second, the Company, by increasing its customer base, has additional funds available to invest. Third, interest rates, until recently, have continued their upward trend in fiscal 1996.

     Total expenses increased $849,300 or 10% and $1,454,800 or 8% during the quarter and six months ended December 31, 1995, respectively, compared to the same periods a year ago.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     Commissions, floor brokerage and clearing costs which are related to trading volume, decreased $317,000 or 8% and $578,900 or 7% during the quarter and six months ended December 31, 1995, respectively, compared to the same periods a year ago. The decreases in expense are the result of the gradual restructuring of sales agreements to include the absorption of certain production related costs by certain sales people before commissions are earned. Also, as part of the restructuring, certain sales people are being compensated by salary in addition to commissions. Another reason for the decrease in commissions, floor brokerage and clearing costs is the change in business mix toward business which generates higher trading volume and lower commission revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Compensation and related benefits increased $388,700 or 18% and $834,600 or 20% during the quarter and six months ended December 31, 1995, respectively, compared to the same periods a year ago. The increases are the result of an increase in the number of employees and salary increases. Also contributing to the increase is the restructuring of sales agreements which provide for certain sales people to be compensated by salary in addition to commissions.

     Interest expense increased $315,000 and $490,000 during the quarter and six months ended December 31, 1995, respectively, compared to the same periods a year ago. Included in interest expense during the quarter ended December 31, 1995 is a $100,000 interest accrual related to the settlement of prior revenue agent reviews through 1992. The balance of the increases are the result of higher interest rates on the Company's obligations during fiscal 1996 and increased customer deposits on which the Company pays interest expense.

     Business promotion expense increased $148,900 and $243,200 during the quarter and six months ended December 31, 1995, respectively, compared to the same periods a year ago. The increases are the result of increased television advertising during fiscal 1996.

     As a result of the aforementioned revenues and expenses, net loss for the quarter ended December 31, 1995 is $307,600 or $.01 per share compared to net income of $310,300 or $.01 per share for the same period a year ago. Net loss for the six months ended December 31, 1995 is $362,300 or $.01 per share compared to net income of $575,100 or $.02 per share for the same period a year ago.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                               DECEMBER 31, 1995


Item 6 Exhibits and Reports on Form 8-K

(a) Immediately following this page is an Exhibit Index setting forth the exhibits to this Quarterly Report on Form 10-Q and the page number in the sequential numbering system where such exhibits can be found.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1995.

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



                                       Jack Carl/312-Futures, Inc.
                                       ---------------------------
                                            (Registrant)



Dated:  February 12, 1996              By:  /S/ ALLYSON LAACKMAN
                                           -----------------------
                                           Allyson Laackman
                                           Chief Financial Officer