Form 10-Q
period 1996-03-31
CARL JACK 312 FUTURES INC
filed 1996-05-15
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File # 0-15187

                          Jack Carl/312-Futures, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                              36-3399452
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


200 West Adams Street, Suite 1500, Chicago, Illinois               60606
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 407-5700
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       [X]   Yes               No
                      -----             -----


As of the date of this report, the issuer had outstanding 33,624,530 shares of common stock, $.004 par value per share.


               This is page 1 of 33 sequentially numbered pages.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.



                                                            Page
                                                            ----

       Consolidated statements of financial condition
       as of March 31, 1996 and June 30, 1995.               3

       Consolidated statements of operations for the
       three months and nine months ended March 31,
       1996 and 1995.                                       4-5

       Consolidated statement of changes in stockholders'
       equity for the nine months ended March 31,
       1996.                                                 6

       Consolidated statements of changes in liabilities
       subordinated to claims of general creditors for
       the nine months ended March 31, 1996 and 1995.        7

       Consolidated statements of cash flows for the
       nine months ended March 31, 1996 and 1995.           8-9

       Notes to consolidated financial statements.          10

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       MARCH 31, 1996 AND JUNE 30, 1995

                                    ASSETS

                                                                                      March 31,      June 30,
                                                                                        1996           1995
                                                                                    ------------   ------------
                                                                                     (Unaudited)    (Audited)
Cash                                                                                $  2,436,300   $  1,034,900
Cash segregated or secured under Commodity Exchange Act                                4,521,900      1,181,700
U.S. Government obligations                                                          129,381,900     82,885,600
Other short term investments                                                          28,646,700              -
Deposits with clearing organizations                                                  55,133,700     78,030,700
Warehouse receipts                                                                     1,001,500      1,537,200
Receivables:
 Brokers and dealers                                                                   2,344,300      9,253,400
 Clearing organizations                                                               15,992,800     12,627,900
                                                         March 31,      June 30,
                                                           1996           1995
                                                         ---------     ----------
 Customers                                               $ 851,800     $1,152,200
 Affiliates                                                     -           7,300
 Other                                                     386,500        379,100
 Less - Allowance for doubtful accounts                   (284,100)      (191,900)       954,200      1,346,700
                                                         ---------     ----------
Investments in and advances to affiliated partnerships                                     9,400         39,100
Notes receivable                                                                         629,300        633,700
Exchange memberships, at cost (market value of $995,600
 and $1,228,100 at March 31, 1996 and June 30, 1995,
 respectively)                                                                           781,300        781,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $1,835,300
 and $1,602,800 at March 31, 1996 and June 30, 1995,
 respectively                                                                            703,800        682,900
Goodwill, net of accumulated amortization of $4,094,700
 and $4,054,500 at March 31, 1996 and June 30, 1995,
 respectively                                                                            501,700        541,900
Other assets                                                                             520,500        355,400
                                                                                    ------------   ------------

    Total                                                                           $243,559,300   $190,932,400
                                                                                    ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
 Clearing organizations                                                             $    144,100   $    185,900
 Customers                                                                           221,725,400    168,500,000
 Officers and employees                                                                1,867,300      2,221,500
 Affiliates                                                                               18,300              -
Accounts payable and accrued expenses                                                  3,404,100      4,580,900
Notes payable                                                                          6,390,000      6,390,000
                                                                                    ------------   ------------

    Total                                                                            233,549,200    181,878,300
                                                                                    ------------   ------------

Liabilities subordinated to claims of general creditors                                2,750,000      1,690,000
                                                                                    ------------   ------------

Stockholders' equity:
 Class A preferred stock, $1 par value; 10% cumulative,
  redeemable, 400,000 shares authorized and outstanding                                  400,000        400,000
 Common stock, $.004 par value; 150,000,000 shares authorized,
  33,624,530 and 33,624,532 shares issued and outstanding
  at March 31, 1996 and June 30, 1995, respectively                                      134,500        134,500
 Paid-in capital                                                                       8,395,300      8,395,300
 Retained deficit                                                                     (1,655,200)    (1,565,700)
 Cumulative translation adjustment                                                       (14,500)             -
                                                                                    ------------   ------------

   Total stockholders' equity                                                          7,260,100      7,364,100
                                                                                    ------------   ------------

    Total                                                                           $243,559,300   $190,932,400
                                                                                    ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                             Three Months Ended
                                                                   March 31,
                                                          -------------------------
                                                              1996          1995
                                                          -----------   -----------
Revenues:
 Commissions                                              $ 8,077,700   $ 8,778,700
 Interest                                                   1,970,400     2,400,000
 Trading gains, net                                           871,600        58,200
 Other                                                         66,200       241,000
                                                          -----------   -----------

  Total revenues                                           10,985,900    11,477,900
                                                          -----------   -----------

Expenses:
 Commission, floor brokerage and clearing costs             4,358,600     5,061,600
 Compensation and related benefits                          2,718,100     2,426,800
 Communications                                               547,200       430,500
 Interest                                                   1,084,700       928,600
 Rent and other occupancy costs                               375,700       367,400
 Business promotion                                           567,700       457,100
 Professional and consulting fees                             197,500       177,400
 Depreciation                                                  82,000        43,900
 Amortization of goodwill                                      13,400        13,400
 Other                                                        734,600       (66,100)
                                                          -----------   -----------

  Total expenses                                           10,679,500     9,840,600
                                                          -----------   -----------

Income before income taxes                                    306,400     1,637,300
Income tax expense                                             33,600       590,000
                                                          -----------   -----------

Net income                                                    272,800     1,047,300

Assumed cumulative dividend on Class A preferred stock        (10,000)      (10,000)
                                                          -----------   -----------

Net income applicable to common stock                     $   262,800   $ 1,037,300
                                                          ===========   ===========

Primary earnings per common share,
 restated for reverse split:

 Net income                                               $       .01   $       .03
                                                          ===========   ===========
 Weighted average number of common shares outstanding      33,667,632    33,624,535
                                                          ===========   ===========
Fully diluted earnings per common share,
 restated for reverse split:

 Net income                                               $       .01   $       .03
                                                          ===========   ===========
 Weighted average number of common shares outstanding      33,667,632    33,624,535
                                                          ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                    1996         1995
                                                                -----------   -----------
Revenues:
 Commissions                                                    $23,030,500   $24,579,100
 Interest                                                         5,648,600     4,980,700
 Trading gains, net                                               1,196,200        96,900
 Other                                                              150,300       557,000
                                                                -----------   -----------

  Total revenues                                                 30,025,600    30,213,700
                                                                -----------   -----------

Expenses:
 Commission, floor brokerage and clearing costs                  12,462,300    13,744,200
 Compensation and related benefits                                7,775,500     6,649,600
 Communications                                                   1,454,100     1,214,500
 Interest                                                         2,981,300     2,335,200
 Rent and other occupancy costs                                   1,163,600     1,020,700
 Business promotion                                               1,551,200     1,197,400
 Professional and consulting fees                                   526,500       399,200
 Depreciation                                                       235,500       169,600
 Amortization of goodwill                                            40,200        40,200
 Other                                                            1,775,100       901,000
                                                                -----------   -----------

  Total expenses                                                 29,965,300    27,671,600
                                                                -----------   -----------

Income before income taxes                                           60,300     2,542,100
Income tax expense                                                  149,800       919,700
                                                                -----------   -----------

Net income (loss)                                                   (89,500)    1,622,400

Assumed cumulative dividend on Class A preferred stock              (30,000)      (30,000)
                                                                -----------   -----------

Net income (loss) applicable to common stock                    $  (119,500)  $ 1,592,400
                                                                ===========   ===========

Primary earnings (loss) per common share, restated for reverse split:

 Net income (loss)                                              $      (.00)  $       .05
                                                                ===========   ===========
 Weighted average number of common shares outstanding            33,717,323    29,648,509
                                                                ===========   ===========
Fully diluted earnings (loss) per common share,
 restated for reverse split:

 Net income (loss)                                              $      (.00)  $       .05
                                                                ===========   ===========
 Weighted average number of common shares outstanding            33,717,323    29,648,509
                                                                ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996

                                  (UNAUDITED)

                           Class A        Common Stock                                Cumulative
                          Preferred    ------------------    Paid-In      Retained    Translation
                            Stock      Shares      Amount    Capital      Deficit     Adjustment    Total
                          ---------    ------      ------    -------      --------    -----------   -----
Balance, July 1, 1995      $400,000   33,624,532  $134,500  $8,395,300  $(1,565,700)   $      -    $7,364,100

Repurchase of common
  stock pursuant to
  reverse split                   -           (2)        -           -            -           -            -

Net loss                          -            -         -           -      (89,500)          -       (89,500)

Foreign currency
  translation                     -            -         -           -            -     (14,500)      (14,500)
                            -------   ----------  --------  ----------    ---------   ---------    ----------
Balance,
  March 31, 1996           $400,000   33,624,530  $134,500  $8,395,300  $(1,655,200)   $(14,500)   $7,260,100
                           ========   ==========  ========  ==========  ===========    ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                            Nine Months Ended
                                                March 31,
                                         ------------------------
                                             1996         1995
                                         ------------  ----------

Liabilities subordinated to claims of
  general creditors, at beginning of
  period                                 $ 1,690,000   $2,000,000

New borrowings                             2,750,000            -

Maturities                                (1,690,000)           -
                                         -----------   ----------

Liabilities subordinated to claims of
  general creditors, at end of period    $ 2,750,000   $2,000,000
                                         ===========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                                      Nine Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Cash Flows From Operating Activities:
  Net income (loss)                                              $    (89,500)  $  1,622,400
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                     275,700        209,800
    Deferred taxes                                                   (116,700)         9,300
    Doubtful accounts expense (benefit)                                25,100       (562,500)
    Equity in net (gain) loss of affiliated partnerships               (6,400)         5,200
  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                  (3,340,200)       609,100
    U.S. Government obligations                                   (46,496,300)    10,311,900
    Other short term investments                                  (28,646,700)             -
    Deposits with clearing organizations                           22,897,000    (10,692,700)
    Warehouse receipts                                                535,700         68,800
    Receivables                                                     3,911,600     (4,329,300)
    Other assets                                                      (48,400)       (95,100)
    Payables                                                       52,847,700      1,412,800
    Accounts payable and accrued expenses                          (1,176,800)       399,800
                                                                 ------------   ------------

     Cash provided by (used in) operating activities                  571,800     (1,030,500)
                                                                 ------------   ------------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net          36,100        (11,000)
  Decrease in notes receivable                                          4,400          6,700
  Purchase of exchange membership                                           -       (130,000)
  Purchase of furniture, equipment and leasehold
    improvements                                                     (256,400)      (288,500)
  Rebate from purchase of equipment                                         -         50,000
  Rebate from exchange memberships                                          -        102,900
                                                                 ------------   ------------

     Cash used in investing activities                               (215,900)      (269,900)
                                                                 ------------   ------------

Cash Flows From Financing Activities:
  Increase in short term advance                                    1,000,000              -
  Repayment of short term advance                                  (1,000,000)             -
  Repayment of notes payable                                                -     (1,300,000)
  Increase in liabilities subordinated to
    claims of general creditors                                     1,750,000      1,190,000
  Repayment of liabilities subordinated to
    claims of general creditors                                      (690,000)             -
  Issuance of common stock pursuant to
    rights offering                                                         -      1,076,000
                                                                 ------------   ------------

     Cash provided by financing activities                          1,060,000        966,000
                                                                 ------------   ------------

Effect of exchange rate changes on cash                               (14,500)             -
                                                                 ------------   ------------

Increase (Decrease) in cash                                         1,401,400       (334,400)

Cash, beginning of period                                           1,034,900      1,862,300
                                                                 ------------   ------------

Cash, end of period                                              $  2,436,300   $  1,527,900
                                                                 ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                            (CONTINUED FROM PAGE 8)



                  Supplemental Schedule of Non-Cash Investing
                            and Financing Activities


Nine Months Ended March 31, 1996
- --------------------------------

     In January, 1996, all notes payable aggregating $6,390,000 due January 31, 1996 were extended to January 31, 1997.

     In February, 1996, $1,000,000 of a $1,690,000 subordinated loan was extended to February 24, 1997. The remaining $690,000 was repaid.


Nine Months Ended March 31, 1995
- --------------------------------

     In January, 1995, all notes payable aggregating $7,590,000 due January 31, 1995 were extended to January 31, 1996.

     In March, 1995 a subordinated loan in the amount of $2,000,000 was extended to February 28, 1996.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996

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

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996

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

                                          March 31,     June 30,
                                            1996          1995
                                        ------------  ------------
Cash                                    $  4,521,900  $  1,181,700
U.S. Government obligations              129,336,800    81,482,000
Deposits with clearing
  organizations                           49,081,500    69,531,900
Receivables from clearing
  organizations, net                      15,830,800    12,043,300
Receivables from brokers and dealers       2,048,900     8,436,200
Warehouse receipts                         1,001,500     1,537,200
                                        ------------  ------------

     Total segregated and
       secured assets                   $201,821,400  $174,212,300
                                        ============  ============
     Amount required to be
       segregated and secured           $194,199,300  $167,730,300
                                        ============  ============


NOTE 3 - OTHER SHORT TERM INVESTMENTS

     Other short term investments consist of $27,646,70 and $1,000,000 of time deposits due April 1, and April 4, 1996, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)


NOTE 4 - DEPOSITS WITH CLEARING ORGANIZATIONS

     Deposits with clearing organizations are as follows:

                                       March 31,     June 30,
                                         1996          1995
                                      -----------  -----------
U.S. Government obligations           $53,440,400  $75,964,600
Guarantee deposits                      1,263,700    1,163,700
Stock in exchange clearing
 organization at cost (market
 value of $957,600 and $960,000 at
 March 31, 1996 and June 30,
 1995, respectively)                      360,000      360,000
Cash margins                               69,600      542,400
                                      -----------  -----------

  Total                               $55,133,700  $78,030,700
                                      ===========  ===========

NOTE 5 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

     Index Management Services, Inc. ("IMSI"), a subsidiary of Index, as a general partner, has invested in commodity pools. At March 31, 1996, one commodity pool is in the process of liquidation. The investments in and advances to such entities consist of the following:


                         March 31, June 30,
                           1996      1995
                         --------  --------
       Investments        $3,400   $28,000
       Advances            6,000    11,100
                          ------   -------

          Total           $9,400   $39,100
                          ======   =======

     IMSI is required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At March 31, 1996, IMSI is in compliance with those requirements. Index will provide commodity brokerage services to a new commodity pool, which has not yet commenced trading operations, at agreed upon rates and IMSI will receive administrative fees from that pool.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996

                          (UNAUDITED)

NOTE 6 - CUSTOMER OWNED SECURITIES

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. The total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities at March 31, 1996 and June 30, 1995 is $53,460,500 and $45,768,800, respectively.

NOTE 7 - NOTES PAYABLE

     Notes payable consist of the following:

                                                      March 31,    June 30,
                                                        1996        1995
                                                     ----------  ----------
Principal stockholder,
  interest at prime plus 4%, due:
    January 31, 1997 and 1996                        $  540,000  $  540,000
    January 31, 1997 and 1996                           400,000     400,000
Affiliates and other related parties,
  interest at prime plus 4%, due:
    January 31, 1997 and 1996                           150,000     150,000
    January 31, 1997 and 1996                         2,000,000   2,000,000
    January 31, 1997 and 1996                         1,800,000   1,800,000
    January 31, 1997 and 1996                           750,000     750,000
    January 31, 1997 and 1996                           750,000     750,000
                                                     ----------  ----------

         Total                                       $6,390,000  $6,390,000
                                                     ==========  ==========

     Interest expense on notes payable, all of which was earned by related parties, is as follows:
                                                        1996        1995
                                                     ----------  ----------

     Three months ended March 31,                    $  198,400  $  232,400
     Nine months ended March 31,                     $  608,800  $  687,000


     In August, 1995, the principal stockholder made a $1,000,000 short term advance to the Company. The Company repaid the advance in September, 1995.

     In January, 1996 all notes payable, aggregating $6,390,000 due January 31, 1996, were extended to January 31, 1997.

     In September, 1994 the Company repaid $100,000 of a $250,000 note payable to its President and a Director.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996

                          (UNAUDITED)

NOTE 8 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors consist of the following:

                                          March 31,   June 30,
                                            1996        1995
                                         ----------  ----------
Bank, interest at prime plus 3%, due:
  February 28, 1996                      $        -  $1,690,000
  September 30, 1996                      1,750,000           -
  February 24, 1997                       1,000,000           -
                                         ----------  ----------

       Total                             $2,750,000  $1,690,000
                                         ==========  ==========

     In February, 1996, the Company extended the maturity date on $1,000,000 of a $1,690,000 subordinated loan from February 28, 1996 to February 24, 1997. The remaining $690,000 was repaid.

     These liabilities are borrowed in accordance with the terms of a revolving subordinated debt line totalling $4,000,000 which expires November 30, 1996. Had any of the remaining funds been borrowed, Index's regulatory capital would have increased on a dollar for dollar basis.

     In April, 1996, the Company borrowed an additional $1,250,000 in accordance with the terms of the revolving subordinated debt line.

     Interest expense on liabilities subordinated to claims of general creditors is as follows:

                                            1996           1995
                                            ----           ----

     Three months ended March 31,        $ 94,000       $ 61,400
     Nine months ended March 31,         $249,200       $160,400

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

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996

                          (UNAUDITED)


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

     CLASS A PREFERRED STOCK

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At March 31, 1996, cumulative dividends in arrears amounted to $403,300 or $1.01 per share. No liability for these dividends has been recorded as dividends are not payable until declared.

     COMMON STOCK

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of March 31, 1996, 33,624,530 shares of common stock.

     All outstanding share, earnings per share and weighted average information has been restated to reflect the one-for-four reverse split of common stock.

     STOCK OPTION PLAN

     In March, 1986, the Company adopted an incentive stock option plan reserving 500,000 shares of common stock. In March, 1990, the Company, pursuant to the incentive stock option plan, granted options for 410,000 shares at the then market price exercisable through March, 2000. The Company also has granted options, other than in accordance with the March 1986 incentive stock option plan.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

     The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at March 31, 1996.

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
       =========          =========     ======     ======     =========

NOTE 10 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $629,300 arose in connection with advances made by the Company to an affiliated entity. This receivable was converted into a note bearing interest at 8%, and was subsequently changed to the prime rate of interest. This note is partially collateralized by deposits at Index as of March 31, 1996. The Company earned interest income on this note in the amounts of $13,000 and $13,600 during the three months ended March 31, 1996 and 1995, respectively, and $40,600 and $38,300 during the nine months ended March 31, 1996 and 1995, respectively.

     The Company rents from an officer and a director an exchange membership having a market value at March 31, 1996 of approximately $480,000. Rent expense for the three months ended March 31, 1996 and 1995 was $13,500 and $18,000, respectively, and for the nine months ended March 31, 1996 and 1995, rent expense was $48,000 and $44,000, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Certain exchange memberships owned by officers and others, having an aggregate market value of $4,904,000, have been pledged to various exchange clearinghouses or corporations on behalf of the Company and may be used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships are not included in the Company's consolidated statements of financial condition. The Company, in the ordinary course of business, guarantees certain loans which are secured by exchange memberships owned by an individual who is an officer and director and by the principal shareholder.

     The Company receives funds, in the form of loans and advances, from its principal shareholder, an affiliated company and an officer and a director of the Company. See Note 7 for the terms and balances at March 31, 1996 and June 30, 1995.

NOTE 11 - SALE OF ASSETS

     In January, 1993, Brokers Resource Corp., at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the three months and nine months ended March 31, 1995, the Company earned $75,300 and $481,900, respectively, from this transaction, which is included in commission income. The revenue stream generated from this transaction ended effective January 15, 1995.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company has noncancellable leases for office space which expire at varying dates through the year 2000. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

          Year Ending June 30,           Amount
          --------------------         ----------
            1996                       $   44,200
            1997                          439,600
            1998                          453,000
            1999                          464,800
            2000 and thereafter         1,343,500
                                        ---------
                  Total                $2,745,100
                                        =========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has entered into employment agreements which expire at varying dates through fiscal 1997 with certain of its officers, providing for aggregate minimum annual payments for the years ending June 30, 1996 and 1997 of approximately $203,300 and $309,100, respectively. Additional compensation is payable under certain circumstances as defined in the agreements.

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

     The Company is currently defending against an arbitration filed by a former client to recover damages of $1,000,000 for misrepresentation of risk and unauthorized trading. The client's actual losses were approximately $850,000. The Company believes the claims are without merit and plans to vigorously contest the action. In management's opinion, the ultimate liability, if any, will not materially affect the financial position or operations of the Company.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

action which is still pending to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. The attorney for the receiver has amended the complaint to add a number of individuals claiming to have invested money with this alleged commodity pool operator. Index denies the allegations, believes they are without merit, believes the additional claimants should be dismissed and has defended this action vigorously. Although no final judgement has been made, preliminary indications are that the case will be resolved substantially in favor of Index.


NOTE 13 - INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under this standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)


NOTE 13 - INCOME TAXES (CONTINUED)

affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The primary components of the Company's deferred tax assets and liabilities are as follows:


                                       March 31,   June 30,
                                         1996        1995
                                      ---------   ----------
Deferred income tax assets:
  Bad debt reserve                     $ 12,000   $  66,100
  Book and tax depreciation
    difference                           56,400      67,500
  Prepaid rent                           11,200           -
  Bonus accrual                          37,600      65,400
  Accrued legal expense                  25,300      40,800
  Other expense accruals                 40,400           -
                                       --------   ---------

    Total deferred tax assets          $182,900   $ 239,800
                                       --------   ---------

Deferred income tax liabilities:
  Unrealized gain on U.S.
    Government obligations             $(18,100)  $(135,900)
  Partnership income                    (34,900)    (26,200)
  Taxes                                 (16,300)          -
  Prepaid and deferred rent, net              -     (18,100)
  1987-1989 audit adjustment                  -     (61,300)
  Other                                       -      (1,400)
                                       --------   ---------

    Total deferred tax liabilities     $(69,300)  $(242,900)
                                       --------   ---------

    Net deferred tax assets
      (liabilities)                    $113,600   $  (3,100)
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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK (CONTINUED)

these contracts. To reduce its risk, Index requires its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at March 31, 1996, were adequate to minimize the risk of material loss which could be created by the positions held at that time. At March 31, 1996, Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $267,346,600 and short proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $267,346,600. At March 31, 1995 Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $529,127,400 and proprietary short financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $429,127,400.

     The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. At March 31, 1996 and 1995, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At March 31, 1996, foreign currency forward contracts were transacted at First National Bank of Chicago and Refco, Inc.. At March 31, 1995, foreign currency forward contracts were transacted at First National Bank of Chicago and DAIWA Securities America, Inc.

     Index FX conducts business for its customers in foreign currencies on the spot market in which trades generally settle on the next business day. Index FX offsets its customer positions to manage its currency risk. Management believes that with the trades settling the next business day, its credit risk is reduced substantially. At March 31, 1996, Index FX held long foreign

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK (CONTINUED)

currency positions with an aggregate notional value of $476,478,100 and short foreign currency positions with an aggregate notional value of $368,207,500.

     At March 31, 1996, the Index FX foreign currency business was transacted with several international financial institutions.

NOTE 15 - CAPITAL REQUIREMENTS

     Index is subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which Index is a member. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

     At the request of certain of its non-regulated customers trading in the cash markets, Index transferred funds to its affiliate Index FX. Upon clarification of the net capital rules, it was determined that the receivable from Index FX could not accurately be classified as a current asset. As a result, Index was under early warning and minimum capital requirements and as of March 31, 1996 it had an adjusted net capital deficit, as defined, of $4,406,800 which was $11,272,800 less than the minimum required under the regulations of the CFTC and exchanges. Index informed the Chicago Mercantile Exchange and the CFTC of the capital deficiency. Index took immediate action to correct the deficiency and as of April 23, 1996, was fully in compliance with minimum capital requirements.

     A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At March 31, 1996, the subsidiary was in compliance with those requirements.

NOTE 16 - NASDAQ LISTING

     On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On March 7, 1994, the Company's common stock resumed trading on the NASDAQ SmallCap Market.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)


NOTE 17 - CASH FLOWS

     For purposes of reporting cash flows, cash does not include net segregated or secured cash, as defined, in the Commodity Exchange Act. Interest paid during the nine months ended March 31, 1996 and 1995 amounted to $2,789,100 and $2,198,500, respectively. The Company made income tax payments in the amount of $1,100,000 and $444,600 during the nine months ended March 31, 1996, and 1995, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended March 31, 1996.

     Jack Carl/312-Futures, Inc. (the "Company") is a holding company and operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), the Company's principal operating subsidiary, provides a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade, Mid-America Commodity Exchange, Coffee, Sugar & Cocoa Exchange, Commodity Exchange, Inc., New York Mercantile Exchange, New York Futures Exchange and New York Cotton Exchange. Index also acts as a registered commodity pool operator through one of its subsidiaries. The Company organized Index FX, Ltd. ("Index FX"), a British corporation, to conduct foreign exchange business. Index FX commenced trading operations in October 1995. Another subsidiary of the Company is a registered securities broker-dealer.

Liquidity and Capital Resources
- -------------------------------

     Index, the Company's primary operating subsidiary, is subject to the minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for registered futures commission merchants to maintain minimum net capital based on a percentage of the amount of customer funds required to be segregated. During the nine months ended March 31, 1996, Index's segregated asset requirement increased by approximately $32,544,000, which increased Index's net capital requirements. As of March 31, 1996, Index's segregated funds exceeded the requirement by $6,604,500. Index is also required to secure all balances due to U.S. based customers for activities in foreign futures and options. At March 31, 1996, funds secured in separate accounts exceeded secured requirements by $1,017,600.

     Prior to March, 1996, Index exceeded the net capital requirements of the CFTC and the various exchanges of which it is a member. In March, 1996, at the request of its non-regulated customers trading in the cash markets, Index transferred funds to Index FX. Upon clarification of the net capital rules, it was determined that the receivable from Index FX could not accurately be classified as a current asset. As a result, Index was under early warning and minimum capital requirements and as of March 31, 1996, Index's regulatory capital was $11,272,800 less than the minimum net capital requirements of the CFTC. Index informed the Chicago Mercantile Exchange and the CFTC of the capital

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


deficiency. Index took immediate action to correct the deficiency and as of April 23, 1996, was fully in compliance with minimum net capital requirements.

     The Company, at March 31, 1996, had $6,390,000 in notes payable to related parties maturing January 31, 1997 and $2,750,000 of subordinated debt of which $1,750,000 matures September 30, 1996 and $1,000,000 matures February 24, 1997.
The Company during the quarter extended the maturity date on $1,000,000 of a $1,690,000 subordinated loan from February 28, 1996 to February 24, 1997. The remaining $690,000 was repaid. The majority of the proceeds from the notes were loaned to Index in the form of subordinated loans which are included in net capital for regulatory purposes. The subordinated debt was borrowed by Index under the terms of a $4,000,000 revolving subordinated debt line of credit. The line of credit expires November 30, 1996. In April, 1996, the Company borrowed an additional $1,250,000 in accordance with the terms of the revolving subordinated debt line. The ability to refinance its debt depends on the lenders' desire to continue such loans with the Company.

     The Company has historically satisfied its capital needs from subordinated loans, which have increased $1,060,000 since June 30, 1995, notes payable and proceeds from the issuance of stock. The Company, since inception through March 31, 1996, has realized approximately $8,929,800 from the issuance of stock. It is anticipated that the Company's short-term and long-term capital needs will be primarily satisfied through loans and operations as well as from the proceeds of the issuance of stock.

     The Company, during the nine months ended March 31, 1996, generated approximately $571,800 cash from operating activities and $1,750,000 from a subordinated loan. Cash was primarily used for start up costs, including purchases of furniture and equipment, incurred by the Company's London subsidiary, which began trading operations in October, 1995, and for the repayment of a subordinated loan.

     Total stockholders' equity decreased $104,000 to $7,260,100 at March 31, 1996, from $7,364,100 at June 30, 1995. The decrease in stockholders' equity is the result of the net loss and the foreign currency translation adjustment for the period.

     The majority of the Company's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation and other operating expenses.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


Results of Operations
- ---------------------

     In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and currently a wholly-owned subsidiary of Jack Carl/312-Futures, Inc., sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. The Company earned commission revenue in the amounts of $75,300 and $481,900 during the quarter and nine months ended March 31, 1995, respectively, from the sale of BRC's introducing broker business. This revenue stream ended effective January 15, 1995.

     The Company, during the period ended March 31, 1996, organized Index FX, located in London, England to conduct foreign exchange business. Index FX commenced trading operations in October, 1995; however, it incurred start up costs during the nine months ended March 31, 1996. Due to international tax laws, the income tax benefit resulting from the loss generated by Index FX during the nine months ended March 31, 1996, cannot be consolidated to reduce the Company's overall tax liability. The revenue generated by Index FX is recorded as trading gains.

     Total revenues for the quarter ended March 31, 1996 decreased $492,000 to $10,985,900 compared to $11,477,900 for the quarter ended March 31, 1995. Total revenues for the nine months ended March 31, 1996 decreased $188,100 compared to the same period a year ago.

     Commission revenue, which generally is related to trading volume, decreased $701,000 or 8% during the quarter ended March 31, 1996 compared to the same period a year ago. Included in commission revenue for 1995 is $75,300 from the sale of BRC's introducing broker business. Excluding the effect of the BRC revenue, the Company's commission revenue decreased 7% in 1996 on an 11% increase in trading volume. Commission revenue decreased $1,548,600 during the nine months ended March 31, 1996 compared to the same period a year ago. Included in commission revenue for the nine months ended March 31, 1995 is $481,900 from the sale of BRC's introducing broker business. Commission revenue, excluding the effect of the BRC revenue, decreased 4% on a 14% increase in trading volume. The decreases in commission revenue compared to the increases in trading volume are primarily attributable to the Company's business mix which has changed toward business that generates higher trading volume and lower revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     Interest income decreased $429,600 during the quarter ended March 31, 1996, compared to the same period a year ago. Interest income increased $667,900 during the nine months ended March 31, 1996 compared to the same period a year ago. The changes in interest income in fiscal 1996 are primarily attributable to the following factors. The Company has invested in longer term U.S. Government obligations which increased the yield on its investments. Such investments are interest rate sensitive which cause fluctuations in income as interest rates vary. The change in appreciation of these investments due to such market value fluctuations generated a decrease in interest income of approximately $470,600 and $24,600 during the quarter and nine months ended March 31, 1996, respectively, compared to the same periods a year ago. Second, the Company, by increasing its customer base, has additional funds available to invest in fiscal 1996. Third, interest rates, until recently, have continued their upward trend in fiscal 1996.

     Trading gains increased $813,400 and $1,099,300 during the quarter and nine months ended March 31, 1996, respectively. Included in trading gains in fiscal 1996 is the revenue generated from Index FX which was $801,800 and $1,003,000 for the three months and nine months ended March 31, 1996, respectively.

     Total expenses increased $838,900 or 9% and $2,293,700 or 8% during the quarter and nine months ended March 31, 1996, respectively, compared to the same periods a year ago.

     Commissions, floor brokerage and clearing costs which are related to trading volume, decreased $703,000 or 14% and $1,281,900 or 9% during the quarter and nine months ended March 31, 1996, respectively, compared to the same periods a year ago. The decreases in expenses are the result of the gradual restructuring of sales agreements to include the absorption of certain production related costs by certain sales people before commissions are earned. Also, as part of the restructuring, certain sales people are being compensated by salary in addition to commissions. Another reason for the decrease in commissions, floor brokerage and clearing costs is the change in business mix toward business which generates higher trading volume and lower commission revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Compensation and related benefits increased $291,300 or 12% and $1,125,900 or 17% during the quarter and nine months ended March 31, 1996, respectively, compared to the same periods a year ago. The increases are the result of an increase in the number of employees, which includes employees at Index FX, and salary

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


increases. Also contributing to the increase is the restructuring of sales agreements which provide for certain sales people to be compensated by salary in addition to commissions.

     Interest expense increased $156,100 and $646,100 during the quarter and nine months ended March 31, 1996, respectively, compared to the same periods a year ago. Included in interest expense during the nine months ended March 31, 1996 is a $100,000 interest accrual related to the settlement of prior revenue agent reviews through 1992. The balance of the increases are the result of higher interest rates on the Company's obligations during fiscal 1996 and increased customer deposits on which the Company pays interest expense.

     Business promotion expense increased $110,600 and $353,800 during the quarter and nine months ended March 31, 1996, respectively, compared to the same periods a year ago. The increases are primarily the result of a general increase in print advertising, promotions and increased television advertising during fiscal 1996.

     Other expense increased $800,700 and $874,100 during the quarter and nine months ended March 31, 1996, respectively. Other expense for the quarter and nine months ended March 31, 1995, includes a $585,000 credit to bad debt expense. This credit was primarily the result of the receipt of a bankruptcy settlement for a bad debt which was previously written off, collection of deficit accounts and a reduction in the Company's bad debt experience.

     As a result of the aforementioned revenues and expenses, net income for the quarter ended March 31, 1996 is $272,800 or $.01 per share compared to net income of $1,047,300 or $.03 per share for the same period a year ago. Net loss for the nine months ended March 31, 1996 is $89,500 or $.01 per share compared to net income of $1,622,400 or $.05 per share for the same period a year ago.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                MARCH 31, 1996

Item 5. Other Information

From time to time, the Registrant or its principal subsidiary, Index Futures Group, Inc., has engaged in discussions with third parties concerning possible material business combinations, acquisitions and other relationships. Subsequent to the end of the calendar quarter to which this Report relates, certain representatives of the Company have commenced meaningful discussions with an unaffiliated third party concerning a possible material substantial business acquisition by such unaffiliated third party. There is no assurance that such current discussions will result in a definitive agreement or, if reached, will be successfully consummated.

Item 6. Exhibits and Reports on Form 8-K

(a) Immediately following this page is an Exhibit Index setting forth the exhibits to this Quarterly Report on Form 10-Q and the page number in the sequential numbering system where such exhibits can be found.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1996.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                           Page
                                                                           ----


(11) Statement re: Computation of per share earnings                       29-30

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



                               Jack Carl/312-Futures, Inc.
                               ---------------------------
                                      (Registrant)



Dated:  May 15, 1996           By:  /S/ ALLYSON LAACKMAN
                                   -------------------------------
                                   Allyson Laackman
                                   Chief Financial Officer