Form 10-K
period 1996-06-30
CARL JACK 312 FUTURES INC
filed 1996-09-30
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended June 30, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition Period From _______________ to ________________

Commission file number 0-15187
                       -------

                          Jack Carl/312-Futures, Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       36-3399452
- --------------------------------              -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

          200 West Adams Street, Chicago, Illinois            60606
- -----------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (312) 407-5726
                                                    --------------

Securities registered pursuant to Section 12(g) of the Act:

                         $.004 Par Value Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

     As of August 30, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,438,700.

     As of August 30, 1996, there were outstanding 33,624,530 shares of the Registrant's common stock.

              This is page 1 of 100 sequentially numbered pages.

                                    PART I
                                    ------

Item 1 - Business
- -----------------

(a)    General Development of Business.
- ---------------------------------------

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

     On November 16, 1990, Jack Carl/312-Futures, Inc. and Index sold to Credit Agricole Futures, Inc. certain assets used by Index in its clearing operations. Concurrent with the sale, approximately 30 employees of Index became employees of Credit

Agricole Futures, Inc. Index continued to be a clearing member of various commodity exchanges.

     In January, 1993, Brokers Resource Corp., at the time, a wholly-owned subsidiary of Index, and a wholly-owned subsidiary of the Registrant, until it was dissolved in May, 1996, sold the majority of its guaranteed introducing broker business to an unrelated entity.

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

     Effective at the close of business November 4, 1994, the Registrant effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Registrant is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there were outstanding as of June 30, 1996, 33,624,530 shares of common stock.

     On May 31, 1996, an agreement was reached to sell, transfer and assign to E.D.& F. Man International Inc. ("MINC") substantially all of the brokerage accounts maintained by Index, together with all positions, securities, and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities ("Sale of Assets"). MINC is a unit of E.D.&
F. Man Group, plc, a London-based international trading and finance conglomerate. This sale was completed as of July 1, 1996.

     As the result of this transaction, Index no longer acts as a futures broker for public customers and has withdrawn as a clearing member from all commodity exchanges, where there no longer will be any necessity for it to maintain such status, though it remains a registered futures commission merchant. In addition, commencing July 1, 1996, 207 of Index's 313 employees began employment at MINC and 85 employees resigned or were terminated. During the next approximately six months' transition period, MINC may terminate additional former Index employees.

     By withdrawing from clearing memberships, Index no longer will be required to maintain substantial qualifying capital required to be a clearing member. Furthermore, inasmuch as the public discount futures brokerage business as conducted by Index was a labor intensive one, the substantial reduction in its personnel should provide a substantial cost savings to Index and thereby the Registrant. Moreover, a portion of Index's regulatory capital represented by subordinated loans will now be prepaid, thereby saving interest expense on the principal amount of such loans. In addition, other costs of operating a futures brokerage firm dealing with the public, such as operating and maintaining computer installations, substantial bookkeeping and accounting expenses, communications systems expenses, and the like, will no longer be incurred by Index. The Registrant believes that the foregoing should enable it to reduce its consolidated costs and expenses associated with operating a clearing futures brokerage business and should make capital available for expansion or establishment of other activities. No such other activities, other than foreign exchange trading, as yet have been identified.

     While the Registrant has not yet determined what, if any, other alternative operations it may commence, there is no present intention either to liquidate the Registrant or for it to "go private".

     The Registrant continues to believe that, while there are no current proceeds to Index, the Sale of Assets will provide a significant stream of income over approximately the next 5 1/2 years. The Registrant believes this is especially true in light of the requirements that Index receive substantial payments from MINC if certain major customer accounts are terminated or if MINC disposes of or ceases the discount brokerage business it acquired from Index. All payments under the Sale of Assets agreement are guaranteed by its ultimate parent, E.D.& F. Man Group, plc, a worldwide conglomerate whose shares are traded on the London Stock Exchange. The Registrant estimates, based on historic levels of revenues as well as estimates of reductions in the business expenses as the result of the transaction, that the total purchase price over the time will be between $7,000,000 and $16,000,000. (This range is less than previously estimated due to a general slowdown in trading volume in recent months.) However, there can be no assurance that the aggregate purchase price will be in that range. This is principally because of the uncertainty that former Index customers will not continue to maintain their account at MINC or trade there at levels similar to their trading at Index, or the risk that MINC will not retain sufficient former Index or other employees adequate to service such customers and their trading. However, the Registrant does believe that the amounts it will receive will likely be significant.

     In considering this transaction, the Board of Directors of the Registrant took into account the continuing growth of competitive pressure on the retail futures discount brokerage business, including the costs of providing additional services to customers, the costs of additional regulatory capital necessary for significant increases in the amounts of customer segregated funds to be held on deposit, the potential "economies of scale" to Index based on the reductions in costs for generating revenues from its customer base, and what appears to be the continuing consolidation of firms in the futures brokerage industry, especially with firms and other financial institutions of international stature. Historically in the futures industry when customer accounts have been transferred from one firm to another, "trail commissions," or continuing payments to the transferor over some period of time, have been commonplace. As such, the Board of Directors believes that the level of payments to be received over the course of the term of the agreement with MINC are favorable to Index when compared with what the Board of Directors believes would have been the results of operations had Index continued to operate as a futures commission merchant and clearing member with all the attendant costs, both operationally and with respect to regulatory capital, over the same time period.

     In addition, in light of his services in connection with finding and negotiating the transaction with MINC and its ultimate parent, E.D.& F. Man Group, plc, the Board of Directors determined that Mr. Lee S. Casty, the principal stockholder of the Registrant, should receive a finder's fee. Shortly following the closing of the transaction, Mr. Casty advised the Registrant that he will decline to accept any finder's fee with respect to the transaction.

     With each payment Index is to receive, there will be an accompanying written report prepared by MINC setting forth the computation and supporting documentation in sufficient detail to permit Index to verify the accuracy of the payment received. This is true with respect to the quarterly payments and the year end payments. Any dispute under the agreement which the parties are unable or unwilling to resolve informally are subject to submission to binding arbitration to be held in Chicago, Illinois, in accordance with the Rules of the American Arbitration Association.

     Index intends to account for the transaction as a contingent payment sale of its business over the sixty-six month term of the payments to be received. Accordingly, payments Index receives will be taxed as income in the year of receipt. Thus, there will be no direct federal income tax assessed against any stockholder by reason of the transaction, and Index will be taxed only as the payments are received.

     Effective at the close of business July 1, 1996, Burton J. Meyer, formerly President of the Registrant, became an executive of MINC and as of that date resigned all his positions with the Registrant and its subsidiaries. Because of his expertise in operating the business transferred to MINC and the necessity for the continued success of that business to maximize the purchase price to be received by Index, it was a condition precedent to consummation of the transaction by the Registrant that Mr. Meyer enter into an employment agreement with MINC acceptable to him. Accordingly, Mr. Meyer has entered into an employment agreement with an initial term expiring June 30, 1998 to serve as President of the Jack Carl Futures Discount Division of MINC and as a Managing Director of the MINC Group Brokerage Division in charge of the activities transferred from Index to MINC. Under the employment agreement, Mr. Meyer receives a base salary of $300,000 per year and an annual incentive bonus based on the profitability of MINC's operations under his direction.

     In terminating Mr. Meyer's employment agreement, the Board of Directors authorized the Registrant to pay Mr. Meyer severance in the amount of $316,100. Mr. Meyer will be paid an additional $316,100 by the Registrant if he leaves the employ of MINC, voluntarily or involuntarily, before the expiration of twelve months. In addition, in connection with such termination by the Registrant, and as an additional inducement to Mr. Meyer, to accept employment with MINC, the Board of Directors of the Registrant extended until June 30, 1998 his options to purchase 1,250,000 shares of the Registrant's common stock at an option price of $.24 per share. This five year option was originally granted to Mr. Meyer on February 28, 1994 and contains an early termination if Mr. Meyer no longer is employed by the Registrant.

     The only contractual obligation for severance payments which the Registrant has as a result of the Sale of Assets is to Philip Tanzar, formerly General Counsel to the Registrant, in the amount of $100,000. Mr. Tanzar is now employed as an in-house counsel at MINC and has advised the Registrant that he will waive such severance as long as he continues to be employed by MINC through and including December 31, 1998. Mr. Tanzar has also resigned as a director of the Registrant effective October 1, 1996.

     The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. As the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, no gain on the sale was reflected in the financial statements for the year ended June 30, 1996. Rather, income will be recognized as earned on a quarterly basis over the next five and one-half years. A condition of the Sale of Assets agreement required Mr. Casty, the principal shareholder, to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price will be allocated to the principal shareholder and recorded by the Registrant concurrently with its recognition of income as described above. Management does not believe this amount will be significant.

     A net pre-tax, restructuring charge of $1,556,500, related to the Sale of Assets, was reflected in the statement of operations for fiscal year 1996. Additionally, a restructuring gain of $664,000, from the sale of Board of Trade Clearing Corporation stock, will be reflected in income in fiscal 1997.

     Effective July 1, 1996, the Registrant's revenue stream will primarily consist of the net income of the transferred activities, as defined in the Sale of Assets agreement, interest on its capital and income from operations of Index FX, Ltd.

(b)    Narrative Description of Business.
- -----------------------------------------

General

     The Registrant is a holding company with its businesses conducted through Index and other subsidiaries. The Registrant was a futures commission merchant registered with the Commodity Futures Trading Commission ("CFTC") until January 1, 1989 when it voluntarily withdrew its registration as a futures commission merchant. The Registrant no longer handles commodity futures customer accounts, having transferred all of its accounts to Index. Effective July 1, 1996, neither the Registrant nor any of its subsidiaries will handle commodity futures customer accounts.

     Index is a futures commission merchant registered with the CFTC and the Securities and Futures Authority ("SFA") in the United Kingdom and is a member of the National Futures Association ("NFA"). Prior to the Sale of Assets, it was involved in all aspects of brokerage of futures and options on futures contracts. It was a clearing member of the Chicago Mercantile Exchange, the Chicago Board of Trade, the Mid-America Commodity Exchange, the Commodity Exchange, Inc., the New York Mercantile Exchange, the New York Futures Exchange, the New York Cotton Exchange and the Coffee, Sugar & Cocoa Exchange. It provided a full-range of futures brokerage, clearing and back office services for professional, institutional and public commodities traders and, through a subsidiary, Index Management Services, Inc., until July 1, 1996 acted as a commodity pool operator. Index, until July 1, 1996, was the clearing agent for other non-clearing futures commission merchants, financial institutions, regional brokerage houses and introducing brokers.

     Index presently has one wholly-owned subsidiary, Index Management Services, Inc. ("IMSI"). Index Futures Arb Group, Inc. ("Arb"), Index Forward Trading Group, Inc. ("IFTG") and Index Currency Trading Group, Inc. ("ICTG") were wholly-owned subsidiaries of Index until they were dissolved in fiscal 1995.

     IMSI, which was organized in May, 1986, is registered with the CFTC as a commodity pool operator and is a member of the NFA. IMSI was organized to create and offer to the public, either by itself or in cooperation with others through joint ventures, various commodity futures fund offerings which may be marketed through broker-dealers or through participating regional brokerage houses. As of July 1, 1996, IMSI no longer operates commodity pools.

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

     In addition to Index, Index Securities, Inc. ("ISI"), Jack Carl Management and Trading, Inc. ("JCMT") and Index FX, Ltd. ("IFX") are wholly-owned subsidiaries of the Registrant. Stark Research, Inc. ("Stark") is a majority-owned subsidiary of the Registrant. Brokers Resource Corp. ("BRC"), formerly a subsidiary of Index, was a subsidiary of the Registrant until its dissolution in May, 1996.

     In December, 1993, Index transferred its investment in BRC to the Registrant, in the form of a dividend.

     BRC, organized in February, 1985, was a non-clearing futures commission merchant which provided a full range of services to the independent futures professional. These services included product development (such as providing its customers with ideas in advertising and the generation of leads to increase business), office operation services (such as assisting in compliance matters and in acquiring equipment and systems that promote efficient operations) and trading support services (including availability of market information, providing accurate and timely statements and access to international markets). BRC was a member of the NFA and was registered with the CFTC. BRC was dissolved in May, 1996.

     In January, 1993, BRC sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business. In connection with this sale, Index and BRC issued a limited indemnification agreement to the purchaser. The agreement covers potential customer claims arising from activity prior to the sale. There have been no such claims to date. Subsequent to the sale, BRC's operations were minimal. In January, 1994, BRC voluntarily withdrew its registration as a futures commission merchant.

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

     JCMT was organized in January, 1992 to serve as a commodity trading advisor ("CTA") and is registered with the CFTC as a CTA. The operations of JCMT were minimal during fiscal 1994 and 1995. There was no activity in 1996.

     In September, 1993, the Registrant purchased a controlling interest in Stark and became the majority shareholder in that company. Stark is an investment research company which publishes monthly and quarterly magazines regarding investments with a primary focus on funds investing in commodities.

     IFX, a British corporation located in London, England was organized in August, 1995. IFX primarily makes a market in interbank foreign exchange currencies for primarily non private customers. The transactions made with customers are offset with money center banks and other major foreign exchange dealing firms.

     Effective July 1, 1996, the Registrant's revenue stream will primarily consist of the net income of transferred activities as defined in the Sale of Assets agreement, interest on its capital and income from operations of IFX.

     Management intends to sell or dissolve all subsidiaries except Index and IFX during the coming year. All remaining companies, including the Registrant, will be required to change their names in accordance with the Sale of Assets agreement.

Customers

     The Registrant is a holding company. Prior to the Sale of Assets, Index was the Registrant's principal source of revenue and was the Registrant's principal operating subsidiary responsible for commodity and futures related activities. Included in its full-range of services, Index maintained retail and discount divisions. With respect to its discount brokerage customers, Index acted as an agent for the transmitting of orders and did not provide in-house generated research. Such discount brokerage customers obtained trading advice elsewhere or made their own trading decisions. Commissions charged by Index to such discount brokerage customers were discounted from those charged by full service commodity brokerage firms. Index's discount customers were charged round-turn transaction commissions which were generally between $12 and $30, as compared to full service firms which management believes charged between $45 and $100 per round-turn. Index provided a full range of futures brokerage, clearing and back office services for professional, institutional and public commodities traders. In addition, through its subsidiary IMSI, it created and offered to the public, either by itself or in cooperation with others, various commodity futures fund offerings which may have been marketed through broker-dealers or through regional brokerage houses.

     Index's revenues from trading activities related directly to the volume of its customers' orders, generally irrespective of the underlying prices of futures contracts. Such revenues were directly affected by substantial fluctuations in trading volume. Trading volume may be affected by price levels of commodity transactions which are directly affected by regional, national and international economic and political conditions, broad trends in business and finance, inflation and supply and demand of commodities underlying futures and options contracts.

     A material amount of Index's revenues were derived from interest earned on uncommitted cash balances of customer deposits. This practice complies with CFTC regulations and is standard industry practice.

Marketing

     For the fiscal year ended June 30, 1996, Index's primary marketing and advertising activities centered around the promotion of its Jack Carl Futures Discount Division utilizing the print and electronic media, primarily newspapers, magazines and television, which report on the futures markets and their activities. Index, from time to time, engaged in promotions whereby it provided subscriptions to independent research materials and/or portable futures price quotation machines at advantageous prices or without charge.

Competition

     Prior to the Sale of Assets, Index competed directly with other firms, both discount and full commission. Competition among futures brokerage firms is intense and is based upon both price and service. Other institutions offer their customers some or all of the same types of services provided by Index and may offer more services than those provided by Index. At the same time, the number of active participants in futures trading is relatively small when compared to those engaged in securities trading. In addition, other independent securities and commodities brokerage firms may enter the brokerage business in direct competition with Index.

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

     Index is subject to the minimum capital requirements under the Act and accordingly, is required to maintain minimum adjusted net capital, as defined by the CFTC. Adjusted net capital changes from day to day, but at June 30, 1996, Index had adjusted net capital of approximately $12,038,300 which was approximately $5,216,200 in excess of its required minimum. BRC also was subject to the minimum capital requirement under the Act until January, 1994, when BRC withdrew its registration as a Futures Commission Merchant. The minimum net capital requirements may effectively restrict, among other things, the payment of cash dividends and the repayment of subordinated loans.

     The Chicago Mercantile Exchange was the designated self-regulatory organization of Index until July 9, 1996 when the NFA assumed that role. As self-regulatory organizations, the NFA and the Chicago Mercantile Exchange have authority to enforce their rules, the violation of which could lead to various penalties, including expulsion. Since NFA membership is mandatory for all CFTC registered commodity professionals, loss or suspension of such membership would preclude a firm from engaging in the futures business.

     The above-described regulatory structure may be modified by the CFTC or by legislative changes enacted by the Congress.

     Prior to the Sale of Assets, Index was in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guaranteed to the respective clearinghouses its customers' performance under these contracts. To reduce its risk, Index required its customers to meet, at a minimum, the margin requirement established by each of the exchanges on which the contract is traded. This margin is a good faith deposit from the customer which reduces the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusted these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at June 30, 1996, were adequate to minimize the risk of material loss which could be created by the positions held at that time.

     Index has a branch office in London, and as a result is also subject to the rules and regulations of the SFA. The SFA generally defers to the United States regulators for activities in the United States.

Employees

     As of June 30, 1996, the Registrant had 313 full and part-time employees. These employees included 105 floor operations employees, 80 back office employees, 41 discount department employees, 60 sales employees and 27 administrative employees. Effective with the Sale of Assets, 207 employees were offered employment at MINC and 85 employees resigned or were terminated.


Item 2 - Properties
- -------------------

     The Registrant leases office space at 200 West Adams Street, Chicago, Illinois. This location serves as the Registrant's primary business location and corporate headquarters.

     At June 30, 1996, the Registrant or its subsidiaries also had offices at the Chicago Mercantile Exchange Center, 30 South Wacker Drive, Chicago, Illinois, 111 West Jackson Boulevard, Chicago, Illinois, 14 Wall Street, New York, New York, 1020 Prospect Street, La Jolla, California and in London, England, Zurich and Lugano, Switzerland and Istanbul, Turkey. All such facilities were leased at rates competitive for the respective locations.

     As of July 1, 1996, the leases for all offices, except for the corporate headquarters and London, England, were transferred to MINC or terminated.


Item 3 - Legal Proceedings
- --------------------------

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

     Notwithstanding that, the following matters are ordinary and routine litigation incidental to the business, the Registrant believes it appropriate to set forth the following information:

     On September 29, 1992, the CFTC filed an administrative action against Index alleging that on or about October 24, 1989, Index violated certain sections of the Commodity Exchange Act and CFTC Regulations alleging the conversion of funds of a commodity pool, and failure to properly segregate and separately account for, treat and deal with customer funds. In April, 1994, Index, without admitting or denying the allegations, paid a $100,000 penalty to the CFTC, settling the administrative action. In a related action in the United States District Court for the Northern District of Illinois entitled CFTC v.
                                                                     -------
Tobin, et al; John Troelstrup, Equity Receiver v. Index Futures Group, Inc. (89
- ---------------------------------------------------------------------------
C 8576), the equity receiver of the alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. Supplemental Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit on June 28, 1996. The Seventh Circuit has yet to rule on whether this case may be appealed.

     Index was also defending against a Demand for Arbitration (Klein v. Index
                                                                --------------
Futures Group, Inc. and Jay Tuch, 95-ARB-29) filed on March 20, 1995, before the
- --------------------------------
National Futures Association ("NFA"). The claimant, a former client, was seeking damages of $1,000,000, alleging misrepresentation of risk and unauthorized trading. In July, 1996, an arbitration panel entered an award of no damages for the claimant.

     In Arnold and Edith Katzowski v. Philip B. Jones and Index Futures Group,
        ----------------------------------------------------------------------
Inc., (E.D. Pa. No. 95-CV-1181), Index defended a complaint filed by former
- ----
partners of a general partnership which cleared its trades at Index. The plaintiffs alleged that the general partner, a co-defendant, defrauded them by failing to disclose risks and misrepresenting account performance. Index is alleged to have aided and abetted the general partner by permitting him to act as a Commodity Pool Operator without proper registration and by furnishing account statements and other account data to the general partner which were then altered by the general partner and used to defraud plaintiffs. Plaintiffs' actual losses were approximately $157,000. This case was settled in November, 1995 for $25,000.

     Edward Schwarz ("Schwarz"), a former executive of Index whose employment was terminated as a result of the Sale of Assets, has rejected Index's severance payment offer. Schwarz has made a demand for $500,000, and has threatened litigation, if a satisfactory offer of settlement is not made. The Registrant believes that its original severance offer was reasonable and Schwarz's claims are without merit.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     During the fourth quarter of the fiscal year ended June 30, 1996, no matters were submitted to a vote of security holders. However, on June 11, 1996, a definite Information Statement ("Information Statement") was filed by the Registrant with the Securities and Exchange Commission and sent to stockholders to notify them, in accordance with Section 228 of the Delaware General Corporation Law, that the holders of a sufficient number of votes by written consent, on July 1, 1996, would consent to the transaction between Index and MINC. No votes were solicited and no meeting was held. On September 4, 1996, the Registrant sent a notice to its security holders that the Sale of Assets was completed on July 1, 1996. MINC's principal office is located at Two World Financial Center, New York, New York 19281-2700.

     As noted above, no consents were solicited by the Information Statement. Delaware law does not provide dissenters' rights for a transaction such as the Sale of Assets. On July 1, 1996, a total of 19,443,354 shares of the 33,624,530 shares of common stock issued and outstanding of the Registrant and owned by Mr. Lee S. Casty, his two minor children, his father, Mr. David Casty, and Mr. Burton J. Meyer, at the time President of the Registrant, constituting 57.82% (a majority) of all the issued and outstanding common stock of the Registrant, by written consent in lieu of a meeting, authorized the Registrant, as the sole shareholder of Index, to consummate the Sale of Assets.

                                    PART II
                                    -------

Item 5 - Market for Registrant's Common Equity and Related
- ----------------------------------------------------------
Stockholder Matters
- -------------------

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

     Effective at the close of business November 4, 1994, the Registrant effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Registrant is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there were outstanding as of June 30, 1996, 33,624,530 shares of common stock.

     Set forth below is the range of high and low, trade prices per share of the common stock in the over-the-counter market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns, or commissions. The prices have been restated for the November 4, 1994 one-for-four reverse split of common stock.

     On August 30, 1996, the closing representative bid price and ask price per share of common stock, as reported through NASDAQ, in the over-the-counter market was bid: 1/8; ask: 3/16.


Type of                       Quarter
Security                       Ended            High Trade        Low Trade
- --------                      -------           ----------        ---------

Common Stock                   12/31/94 (1)         1/4               1/8
                                3/31/95             3/16              1/8
                                6/30/95             9/32              1/8
                                9/30/95             13/32             5/32
                               12/31/95             9/32              1/8
                                3/31/96             3/16              3/32
                                6/30/96             13/32             3/32
                                8/31/96 (2)         3/16              1/8

(1)  Includes only the period December 7, through December 31, 1994.

(2)  Includes only the months of July, 1996 and August, 1996.

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


Type of
Security          Period                  High Trade          Low Trade
- --------          ------                --------------     ----------------

Common Stock      7/01/94-8/18/94             1/4                1/16

                                              Bid                Ask
                                        --------------     ----------------
                                         High     Low        High    Low
                                        ------  ------     -------  -------

                  8/18/94-9/30/94        $.16   $.04        $.20    $.16
                 10/01/94-12/06/94       $.20   $.03125     $.25    $.09375

Approximate Number of Holders of Securities

     As of August 30, 1996, there were 1,015 holders of record of the Registrant's common stock. The Registrant believes it has a greater number of shareholders because the Registrant believes that a substantial amount of its common stock is held of record in street name by broker-dealers for their customers.

Dividends

     The Registrant has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.


Item 6 - Selected Financial Data
- --------------------------------

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

                       HISTORICAL FINANCIAL INFORMATION


                                                               JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                                                               --------------------------------------------

                                                                             Year Ended June 30,
                                                   ------------------------------------------------------------------------

                                                       1996           1995           1994           1993           1992
                                                       ----           ----           ----           ----           ----
Operating Data:
Revenues                                            $41,134,900    $41,658,300    $37,565,300    $36,670,400    $39,227,300
                                                     ==========     ==========     ==========     ==========     ==========
Income (loss) before income taxes
  and extraordinary item                            $(1,307,200)   $ 3,947,800    $   992,300    $   308,900    $ 1,210,100
Income tax expense (benefit)                           (174,100)     1,536,200        406,200        149,600        361,600
                                                     ----------     ----------     ----------     ----------     ----------

Income (loss) before extraordinary item              (1,133,100)     2,411,600        586,100        159,300        848,500
Extraordinary item (1)                                        -              -              -              -          3,000
                                                     ----------     ----------     ----------     ----------     ----------
  Net income (loss)                                  (1,133,100)     2,411,600        586,100        159,300        851,500

Assumed cumulative dividend on Class A
  preferred stock                                       (40,000)       (40,000)       (40,000)       (40,000)       (40,000)
                                                     ----------     ----------     ----------     ----------     ----------

Net income (loss) applicable to
  common stock                                      $(1,173,100)   $ 2,371,600    $   546,100    $   119,300    $   811,500
                                                     ==========     ==========     ==========     ==========     ==========
Primary earnings (loss) share as
  restated for the one-for-four
  reverse split of common stock (2):

  Income (loss) before extraordinary item           $      (.03)   $       .08    $       .03    $       .01    $       .04
                                                     ==========     ==========     ==========     ==========     ==========

  Net income (loss)                                 $      (.03)   $       .08    $       .03    $       .01    $       .04
                                                     ==========     ==========     ==========     ==========     ==========
  Weighted average number of shares
    outstanding, as restated for the
    one-for-four reverse split of
    common stock                                     33,721,179     30,680,524     20,175,612     20,178,239     20,178,239
                                                     ==========     ==========     ==========     ==========     ==========
Fully diluted earnings (loss) per share
  as restated for the one-for-four
  reverse split of common stock (2):

  Income (loss) before extraordinary item          $       (.03)  $        .08   $        .03   $        .01   $        .04
                                                   ============   ============   ============   ============   ============

  Net income (loss)                                $       (.03)  $        .08   $        .03   $        .01   $        .04
                                                   ============   ============   ============   ============   ============
  Weighted average number of shares
    outstanding, as restated for the
    one-for-four reverse split of
    common stock                                     33,721,179     30,680,524     20,175,612     20,178,239     20,178,239
                                                   ============   ============   ============   ============   ============

Balance Sheet Data:
                                                                               As of June 30,
                                                   ------------------------------------------------------------------------

                                                       1996           1995           1994           1993           1992
                                                       ----           ----           ----           ----           ----

Total assets                                       $239,887,700   $190,932,400   $202,806,200   $151,817,500   $143,654,300

Notes payable                                         6,390,000      6,390,000      7,690,000      9,615,600     10,140,600

Subordinated debt                                     4,000,000      1,690,000      2,000,000              -        225,000

Stockholders' equity                                  6,216,500      7,364,100      3,876,500      3,295,200      3,135,900

- --------------------------------

(1) Represents tax benefits resulting from utilization of net operating loss carryforward.

(2) Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options and warrants if dilutive.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations for the Year Ended
- --------------------------------
June 30, 1996
- -------------

Liquidity and Capital Resources

     Jack Carl/312-Futures, Inc. ("JC/312") is a holding company that operates its business through its various subsidiaries. JC/312 is a significant source of capital for its subsidiaries through subordinated loans.

     Index is subject to the minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for registered futures commission merchants to maintain minimum net capital based on a percentage of the amount of customer funds required to be segregated. During the year ended June 30, 1996, Index's segregated asset requirement increased by approximately $27,976,800 to $183,950,300. At June 30, 1996, Index's segregated funds exceeded the requirement by $3,536,200. Index is also required to secure all balances due to U.S. based customers for activities in foreign futures or options. At June 30, 1996, funds secured in separate accounts exceeded secured requirements by $4,333,300. These increases in the segregated and secured asset requirements resulted in a increase in Index's net capital requirements. As of June 30, 1996, Index's regulatory capital exceeded the minimum net capital requirements of the CFTC by $5,216,200.

     Prior to March, 1996, Index exceeded the net capital requirements of the CFTC and the various exchanges of which it is a member. In March, 1996, at the request of its non-regulated customers trading in the cash markets, Index transferred funds to IFX. Upon clarification of the net capital rules, it was determined that the receivable from IFX could not accurately be classified as a current asset. As a result, Index was under early warning and minimum capital requirements. As of March 31, 1996, Index's regulatory capital was $11,272,800 less than the minimum net capital requirements of the CFTC. Index informed the Chicago Mercantile Exchange and the CFTC of the capital deficiency. Index took immediate action to correct the deficiency and as of April 23, 1996, was fully in compliance with minimum net capital requirements.

       The Registrant, at June 30, 1996, had $6,390,000 in notes payable to related parties and $4,000,000 of subordinated debt maturing during the year ending June 30, 1997. The majority of the proceeds from the notes were loaned to Index in the form of subordinated loans which are included in net capital for regulatory purposes. Index had a $4,000,000 revolving subordinated debt line of credit. As of June 30, 1996, Index borrowed the total $4,000,000 from this line of credit. These borrowings were repaid in full in August, 1996 and the line of credit was cancelled. The ability to refinance its debt depends on the lenders desire to continue such loans with the Registrant.

     The Registrant has historically satisfied its needs for capital from (i) subordinated loans and notes payable, which, in the aggregate, increased $2,310,000 at June 30, 1996 compared to the prior year, and (ii) the proceeds from the issuance of stock, which since inception through June 30, 1996 were approximately $8,930,000. It is anticipated that the Registrant's short-term and long-term capital needs will primarily be satisfied through loans, operations and investing activities as well as from the proceeds of the issuance of stock. As the business now exists subsequent to the Sale of Assets, the Registrant's capital needs are significantly reduced. This may change if the Registrant enters into new business ventures.

     The Registrant, during fiscal 1996 generated $3,000,000 cash from new subordinated loans from its revolving credit line. This cash was used for various operating activities as well as to repay $690,000 of subordinated debt and for start up costs, including purchases of furniture and equipment, incurred by the Registrant's London subsidiary, which began trading operations in October, 1995.

     The majority of the Registrant's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Registrant's expenses, such as employee compensation and other operating expenses.


Results of Operations - Fiscal 1996 Compared to Fiscal 1995

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

     In January, 1993, BRC, at the time a wholly-owned subsidiary of Index, and a wholly-owned subsidiary of the Registrant until it was dissolved in May, 1996, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995.

     The Company, during fiscal 1996, organized IFX, located in London, England to conduct foreign exchange business. IFX incurred start up costs early in the year and commenced trading operations in October, 1995. The revenue generated by IFX is recorded as trading gains.

     On May 31, 1996, an agreement was reached to sell, transfer and assign to MINC substantially all of the brokerage accounts maintained by IFG, together with all positions, securities, and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D.& F. Man Group, plc, a London-based international trading and finance conglomerate. This sale was completed as of July 1, 1996. Shortly thereafter, Index ceased being a clearing member at all exchanges, though it remains a registered futures commission merchant.

     The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. As the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, no gain on the sale was reflected in the financial statements for the year ended June 30, 1996. Rather, income will be recognized as earned on a quarterly basis over the next five and one-half years. A condition of the Sale of Assets agreement required the principal shareholder to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price will be allocated to the principal shareholder and recorded by the Registrant concurrently with its recognition of income as described above. Management does not believe this amount will be significant.

     A net pre-tax, restructuring charge of $1,556,500, related to the Sale of Assets, was reflected in the statement of operations for fiscal year 1996. Additionally, a restructuring gain of $664,000, from the sale of Board of Trade Clearing Corporation stock, will be reflected in income in fiscal 1997.

     Effective July 1, 1996, the Registrant's revenue stream will primarily consist of the net income of the transferred activities, as defined in the Sale of Assets agreement, interest on its capital and income from operations of IFX.

     Commission revenues, which generally are related to trading volume, decreased $3,058,500 or 9% in 1996. Included in commission revenue for 1995 is $481,900 from the sale of BRC's introducing broker business. Commission revenue, excluding the affect of the BRC revenue, decreased 8% on an 8% increase in trading volume. The decrease in commission revenue compared to the increase in trading volume is primarily attributable to the Registrant's business mix which has changed toward business that generates higher trading volume and lower revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Interest income increased $555,800 in 1996 compared to 1995. The increase in interest income is primarily attributable to the following factors. The Registrant's continuing to invest in longer term U.S. Government obligations which increases the yield on its investments. Such investments are interest rate sensitive which cause fluctuation in income as interest rates vary. The change in the appreciation of these investments due to market value fluctuations generated a $301,200 decrease in interest income in 1996 compared to 1995.
Also, the Registrant during 1996, by increasing its customer base and by increasing its subordinated debt borrowings, had additional funds available to invest and those investments generally yielded higher returns because interest rates, for the majority of fiscal 1996, continued their upward trend.

     Trading gains increased $2,246,500 during the year ended June 30, 1996. Included in trading gains in fiscal 1996 is $2,058,900 of revenue generated from IFX.

     Commissions, floor brokerage and clearing costs decreased $1,556,300 or 8% in 1996. The decrease in expense is the result of the gradual restructuring of sales agreements to include the absorption of certain production related costs by certain sales people before commissions are earned, thus reducing commission expense. Also, as part of the restructuring, certain sales people are being compensated by salary in addition to commissions. Another reason for the decrease in commissions, floor brokerage and clearing costs is the change in business mix toward business which generates higher trading volume and lower commission revenues and expenses per trade than other types of retail business. Included in this type of business are accounts from non-clearing futures commission merchants, other wholesale business and execution only business.

     Compensation and related benefits increased $1,588,400 or 18% during fiscal 1996. The increase is the result of an increase in the number of employees, which includes employees at IFX, and salary increases. Also contributing to the increase is the restructuring of sales agreements which provide for certain sales people to be compensated by salary in addition to commissions.

     Interest expense increased $915,900 during fiscal 1996 compared to fiscal 1995. Included in interest expense during 1996 is a $100,000 interest accrual related to the settlement of prior revenue agent reviews through 1992. The balance of the increases are the result of higher interest rates on the Company's obligations during fiscal 1996 and increased customer deposits on which the Company pays interest expense.

     Business promotion expense increased $493,900 during fiscal 1996 compared to fiscal 1995. The increase is primarily the result of a general increase in print advertising, promotions and increased television advertising during fiscal 1996.

     Doubtful accounts expense increased $726,600 in fiscal 1996 compared to 1995. This increase is due to a $586,000 credit to bad debt expense in fiscal 1995. The credit was primarily the result of the receipt of a bankruptcy settlement for a bad debt which was previously written off, collection of deficit accounts and a reduction in the Registrant's bad debt experience.

     During fiscal 1996, the Registrant took a net pre-tax restructuring charge of $1,556,500, related to the sale of brokerage accounts to MINC.

     The aforementioned revenue and expenses resulted in a net loss of $1,133,100 or $.03 per share for fiscal 1996 compared to net income of $2,411,600 or $.08 per share for fiscal 1995.


Results of Operations - Fiscal 1995 Compared to Fiscal 1994

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

Item 8 - Financial Statements and Supplementary Data
- ----------------------------------------------------

     For financial information, see the financial statements and notes thereto set forth at Item 14 hereof.


Item 9 - Changes In and Disagreements With Accountants On Accounting and
- ------------------------------------------------------------------------
Financial Disclosures
- ---------------------

     The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its accountants in fiscal 1996 or 1995.


                                   PART III
                                   --------

Item 10 - Directors and Executive Officers
- ------------------------------------------

     The Directors and Executive Officers of the Registrant as of June 30, 1996 were as follows:


         Name                  Age                  Office
- -----------------------        ---        ---------------------------

Burton J. Meyer                 49        President and Director

Joel M. Eidelstein              29        Director

George A. Myers                 46        Director

Allyson D. Laackman             39        Chief Financial Officer

Bruce E. Mathias                45        Treasurer and Secretary

Michael J. Moss                 49        President of Index

Philip A. Tanzar                46        Director and Vice President
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

     All officer positions Mr. Meyer held with the Registrant and its subsidiaries were effectively terminated with the expiration of his employment contract on July 1, 1996. Mr. Meyer resigned as a Director effective as of the close of business July 1, 1996.

     Joel M. Eidelstein was elected Director of the Registrant effective November 16, 1990. Mr. Eidelstein graduated from Brandeis University in May, 1988. Since June, 1988, until immediately prior to the Sale of Assets, he was an independent trader and a floor manager with Index.

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

     In accepting employment with MINC, Mr. Moss resigned as president effective July 1, 1996.

     Philip A. Tanzar joined 312-Futures, Inc. at its inception in 1983. Mr. Tanzar was chief operating officer of the discount brokerage division of Index from 1986 until November, 1990. In November, 1990, Mr. Tanzar was appointed chief operating officer of Index until March, 1993 when Mr. Tanzar was appointed Vice President and General Counsel of the Registrant, Index, BRC and IMSI. In February, 1994, Mr. Tanzar was elected a Director of the Registrant. On September 24, 1996, Mr. Tanzar resigned as a Director of the Registrant effective October, 1, 1996.

     All executive officer positions Mr. Tanzar held with the Registrant and its subsidiaries were effectively terminated, upon accepting employment with MINC., on July 1, 1996.

     Directors are elected and serve until the next annual meeting or until their successors are elected and qualified. Officers are elected annually by the Board of Directors.

Item 11 - Executive Compensation
- --------------------------------

   The following table sets forth all cash compensation paid by the Registrant as well as the number of stock options earned by the Registrant's chief executive officer and the three other most highly compensated executive officers, exceeding $100,000, during the last three fiscal years.


                                                    SUMMARY COMPENSATION TABLE
                                                        Annual Compensation
                                           --------------------------------------------
                                                                                           Long Term
                                                                                          Compensation
                                                                                          ------------
Name and                      Year                                       Other               Option
Principal                     Ended                                      Annual              Awards          All Other
Position                     June 30,     Salary        Bonus          Compensation         (Shs) (5)        Compensation
- -----------------------      --------     --------      --------       ------------       ------------       ------------
Burton J. Meyer (1) (6)      1996         $300,000      $344,600             -                     -           $316,100
  President and              1995         $300,000      $153,700             -                     -
    Director                 1994         $225,000      $ 50,000             -               1,250,000

Michael J. Moss (2) (6)      1996              -             -          $538,800                   -                -
  President                  1995              -             -          $668,200                   -
    of Index                 1994              -             -          $414,100               500,000

Allyson D. Laackman (3)      1996         $135,000      $74,700              -                     -                -
  Chief Financial            1995         $133,200      $14,100              -                     -
    Officer                  1994         $125,000      $ 5,800              -                     -

Philip A. Tanzar (4)(6)      1996         $130,000      $14,300              -                     -                -
  Director and Vice          1995         $122,000      $16,700              -                     -
    President and            1994         $117,000      $ 2,600              -                     -
    General Counsel

- --------------------------------
(1) Mr. Meyer's bonuses relate to the prior fiscal years. All Other Compensation is a severance payment. Mr. Meyer resigned as a Director as of the close of business July 1, 1996.

(2) Mr. Moss's 500,000 options expired June 30, 1995. Other annual compensation is commissions.

(3) Ms. Laackman earned a $38,800 bonus for fiscal 1994 and 1995, $24,700 of which was paid in fiscal 1996. Also, Ms. Laackman earned a $50,000 bonus for fiscal 1996, which was paid in fiscal 1996.

(4) Mr. Tanzar became a Director effective February, 1994. He has resigned October 1, 1996.

(5) The options have been restated for the November, 1994 one-for-four reverse split.

(6) Resigned from executive officer positions effective July 1, 1996.

   Fiscal 1996 Option Grants Table

   The following table sets forth stock options granted to the Registrant's chief executive officer and the Registrant's three other most highly compensated executive officers during fiscal 1996. Under Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Registrant has chosen the 5% - 10% formula approved by the SEC. However, the ultimate value will depend on the market value of the Registrant's stock at a future date, which may or may not correspond to the projections below.

                                                   OPTION GRANTS IN FISCAL 1996

Individual Grants
- ----------------------------------------------------------------------------------------------------

                                                                                                           Potential Realizable
                                                                                                          Value at Assumed Annual
                                                                                                           Rates of Stock Price
                                                   % of                                                        Appreciation
                                                Total Options                                                 for Option Term
                                                 Granted to                                               -----------------------
                              Options            Employees in          Exercise           Expiration
Name                          Granted            Fiscal Year            Price                Date             5%           10%
- --------------------          --------          -------------          --------           ----------      ---------     ---------

No options were granted to the Registrant's chief executive officer or the Registrant's three other most highly compensated executive officers during fiscal 1996.

   Fiscal 1996 Option Exercises and Year-End Value Table

   The following table sets forth options exercised by the Registrant's chief executive officer and the Registrant's three other most highly compensated executive officers during fiscal 1996, and the number and value of all unexercised options at year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Registrant's stock on June 30, 1996.

                                                                                                           Value of
                                                                                    Number of            Unexercised
                                                                                   Unexercised          In-the-Money
                                                                                   Options at            Options at
                                       Shares Acquired                            June 30, 1996         June 30, 1996
                                         on Exercise            Value             Exercisable/          Exercisable/
Name                                                           Realized           Unexercisable         Unexercisable
- ----------------------------           ---------------         --------           -------------         -------------

Burton J. Meyer                               -                   -                 1,850,000/0             $15,625/0

Michael J. Moss                               -                   -                         0/0                  $0/0

Allyson D. Laackman                           -                   -                   125,000/0                  $0/0

Philip A. Tanzar                              -                   -                    25,000/0                  $0/0


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

   As a result of the Sale of Assets, Mr. Meyer's employment contract was not extended. As a settlement of his contract the Board of Directors agreed to pay Mr. Meyer $316,100 in severance. If Mr. Meyer's position at MINC is terminated voluntarily or involuntarily prior to July 1, 1997, Mr. Meyer will be entitled to receive additional severance of $316,100.

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

   In the event that the terms of Ms. Laackman's employment are not extended by the Registrant, for reasons other than "good cause", on terms substantially equivalent to the current terms, the Registrant is obligated to pay Ms. Laackman a severance equal to nine months of base salary. The severance may be reduced under certain circumstances. This contract has not yet been extended, however, Ms. Laackman continues to serve as Chief Financial Officer.

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

   Mr. Tanzar's employment agreement, effective December 31, 1995, provides, among other things, that he serves as the Registrant's Vice President and General Counsel and for a base annual compensation of $138,200 for a term ending December 31, 1996. In addition to his base annual rate of compensation, Mr. Tanzar is entitled to a discretionary bonus.

   In the event that the terms of Mr. Tanzar's employment are not extended by the Registrant for reasons other than "good cause", on terms substantially equivalent to the current terms, the Registrant is obligated to pay Mr. Tanzar a severance of $100,000.

   Effective July 1, 1996 Mr. Tanzar accepted employment at MINC, thereby terminating his employment contract with the Registrant. As an inducement for Mr. Tanzar to accept employment with MINC and as a settlement of his contract, the Registrant has agreed to pay him up to $100,000 as severance if he is terminated by MINC prior to January 1, 1999.

   Mr. Moss's letter of understanding dated August 4, 1993 provides, among other things, that he serve as President of Index and for a monthly draw of $20,000 against commissions earned for the term of employment a term ending June 30, 1995. Mr. Moss's agreement was extended, on July 1, 1995, until June 30, 1997. In the event that the terms of Mr. Moss's letter of understanding are not renewed under the same general terms or he is terminated without cause, Index is obligated to pay Mr. Moss any commissions due him for the nine months following the termination without cause or the expiration and non-renewal of the letter of understanding. This agreement was terminated when Mr. Moss accepted employment with MINC on July 1, 1996.

       Compensation Committee Interlocks and Insider Participation
            Compensation Decisions

   The Registrant does not have a compensation committee. Prior to the Sale of Assets, Mr. Burton J. Meyer, at the time, President and a Director of the Registrant, participated in the negotiations of employment agreements for executive officers of the Registrant.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

   The following table sets forth as of August 30, 1996, certain information regarding the common stock beneficially owned by each present director, the Registrant's chief executive officer and the Registrant's three other most highly compensated officers, each person known by the Registrant to own more than five percent or more of the common stock of the Registrant and all present officers and directors as a group:

                                                          Approximate
                                    Amount and Nature of    Percent
          Name                      Beneficial Ownership    of Class
- --------------------------          --------------------  ------------

Lee S. Casty   (1) (2) (3)                16,164,453        48.07%

Burton J. Meyer(4) (7) (8)                 3,571,074        10.07

Joel M. Eidelstein                           127,975          .38

George A. Myers                                3,666          .01

Allyson D. Laackman    (5)                   125,000          .37

Michael J. Moss        (7)                 1,801,063         5.36

Philip A. Tanzar   (6) (7) (9)                25,000          .07

All officers and directors
  as a group (5 persons)                     306,641          .91

(1) Does not give effect to 400,000 shares of Class A Preferred Stock, $1.00 par value, one vote per share, beneficially owned by Mr. Casty and constituting 100% of the issued and outstanding Class A Preferred Stock of the Registrant. By giving effect to one vote per share of the Class A Preferred Stock the percentage of the total number of votes that can be cast by Mr. Casty will increase.
(2) Mr. Casty may be deemed a parent and promoter of the Registrant as those terms are defined under the Securities Act of 1933, as amended.
(3) c/o French-American Securities, Inc., 200 West Adams Street, Suite 1500, Chicago, Illinois 60606.
(4) Includes 1,850,000 exercisable options, of which beneficial ownership can be acquired.
(5) Includes 125,000 exercisable options, of which beneficial ownership can be acquired.
(6) Includes 25,000 exercisable options, of which beneficial ownership can be acquired.
(7)  Ceased to be an executive officer effective July 1, 1996.
(8)  Resigned as Director effective close of business July 1, 1996.
(9)  Resigned as a Director effective October 1, 1996.

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

Item 13 - Certain Transactions
- ------------------------------

     Effective November 30, 1985, Mr. Casty, the principal shareholder, loaned the Registrant $400,000 evidenced by a "satisfactory subordination agreement" approved by the regulatory authorities to which the Registrant is subject. This subordinated loan was due to mature on December 1, 1988. On March 5, 1986, the Registrant amended its Articles of Incorporation to authorize 400,000 shares of Preferred Stock, par value $1.00 per share, 10% cumulative, all of which Preferred Stock was thereupon issued to Mr. Casty in satisfaction of such subordinated loan. The Preferred Stock is redeemable, with cumulative dividends, at the option of the Registrant under certain circumstances. At June 30, 1996, cumulative dividends in arrears amounted to $413,300. No liability for these dividends has been recorded as dividends are not payable until declared. As part of the Merger, the Articles of Incorporation of the Registrant were amended and the Preferred Stock was redesignated "Class A Preferred Stock."

     In January, 1996, all notes payable due to Mr. Casty aggregating $940,000 were extended to January 31, 1997.

     The Registrant, during the year ended June 30, 1996, paid Mr. Casty, approximately $117,900 in interest on notes payable.

     In August, 1995, Mr. Casty made a $1,000,000 short term advance to the Registrant. The Registrant repaid the advance in September, 1995.

     The Registrant, during the year ended June 30, 1996, earned $53,500 of interest income on a note receivable from C. Adam, Ltd., a company wholly-owned by Mr. Casty.

     In January, 1996, all notes payable to French-American Securities, Inc., a company wholly-owned by Mr. Casty, aggregating $4,550,000 were extended to January 31, 1997.

     The Registrant, during the year ended June 30, 1996, paid French-American Securities, Inc. $570,600 in interest on notes payable.

     In January, 1996, all notes payable to Mr. Meyer aggregating $900,000 were extended to January 31, 1997.

     The Registrant during the year ended June 30, 1996 paid Mr. Meyer $112,900 in interest on notes payable.

     The Registrant, during the year ended June 30, 1996, paid Mr. Meyer $61,500 for rent of an exchange membership.

                                    PART IV
                                    -------

Item 14 - Exhibits, Financial Statement Schedules and Reports on
- ----------------------------------------------------------------
Form 8-K
- --------

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:

     The following financial statements are attached to this Form 10-K commencing on page 41.
                                                            Page
                                                            ----

  Report of Independent Public Accountants                    41

  Consolidated Statements of Financial Condition
    as of June 30, 1996 and 1995                              42

  Consolidated Statements of Operations for the Years
    Ended June 30, 1996, 1995 and 1994                        43

  Consolidated Statements of Changes in Stockholders'
    Equity for the Years Ended June 30, 1996, 1995 and
    1994 as Restated for the One-For-Four Reverse Split of
    Common Stock                                              44

  Consolidated Statements of Changes in Liabilities
    Subordinated to Claims of General Creditors for
    the Years Ended June 30, 1996, 1995 and 1994              45

  Consolidated Statements of Cash Flows for the Years
    Ended June 30, 1996, 1995 and 1994                        46

  Notes to Consolidated Financial Statements                  48

(2)  Schedules
     ---------

  Schedule II - Valuation and qualifying accounts             65

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(3)  Exhibits
     --------

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

        3.1         Certificate of Incorporation of 312 Merger Corporation

        3.2         By-Laws of 312 Merger Corp.

        3.3 Certificate of Ownership and Merger of Jack Carl/312-Futures, Inc. (an Illinois Corporation) into 312 Merger Corporation (a Delaware Corporation)

       10.35 Employment agreement, dated November 1, 1993, between Jack Carl/312-Futures, Inc. and Philip A. Tanzar.

       10.36 Employment agreement, dated January 7, 1994, between Jack Carl/312-Futures, Inc. and Anthony J. Pecoraro.

       10.37 Employment agreement dated July 1, 1994, between Jack Carl/312-Futures, Inc. and Burton J. Meyer.

                    The following exhibits are hereby incorporated by reference from Form 10-K for the Registrant as filed on September 27, 1995 with the Securities and Exchange Commission:

       10.38 Employment agreement, dated September 14, 1994, between Jack Carl/312-Futures, Inc. and Allyson D. Laackman

       10.39 Employment agreement, dated July 1, 1995, between Jack Carl/312-Futures, Inc. and Allyson D. Laackman

       10.40 Letter containing terms of employment, dated January 27, 1995, between Index Futures Group (UK) Limited and Charles Romilly

       10.41 Letter of understanding, dated July 1, 1995, between Index Futures Group, Inc. and Michael Moss

                    The following exhibits are filed herewith:

       10.42 Employment agreement, dated December 31, 1995, between Jack Carl/312-Futures, Inc. and Philip A. Tanzar

       10.43 Heads of Agreement, dated July 19, 1995 between Jack Carl/312-Futures, Inc., Simon Drabble, Graham Wellesley and Lorenzo Naldini

       10.44 Service Agreement, dated July 19, 1995 between Index Forex Limited and Simon Drabble, Graham Wellesley and Lorenzo Naldini

       11.1         Computation of Earnings per Common Share

       17.1 Letter confirming resignation, dated September 26, 1996, from Burton J. Meyer

       17.2         Letter of resignation, dated September 24, 1996, from Philip
                    A. Tanzar

       21.1         Subsidiaries of the Registrant

       24.1         Power of Attorney

       27           Financial Data Schedule (Edgar Version Only)

       99.1 Report on Form 8-K for the Registrant as filed on June 14, 1996 with the Securities and Exchange Commission

(b)  Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on June 14, 1996, reporting under item 2, a consummation of a material sale to E.D.& F. Man International Inc., substantially all of the business of the Registrant's principal wholly-owned subsidiary, Index Futures Group, Inc.

                                                                    EXHIBIT 24.1

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


                          JACK CARL/312-FUTURES, INC.
- --------------------------------------------------------------------------------

By:                        /S/ ALLYSON D. LAACKMAN
- --------------------------------------------------------------------------------
            Allyson D. Laackman, Chief Financial Officer


Date:  September 27, 1996

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Allyson D. Laackman his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign this Form 10-K and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                     Date
- ---------                -----                     ----


/S/ ALLYSON D. LAACKMAN  Chief Financial Officer   September 27, 1996
- ----------------------
Allyson D. Laackman


/S/ JOEL M. EIDELSTEIN   Director                  September 27, 1996
- ----------------------
Joel M. Eidelstein


/S/ GEORGE A. MYERS      Director                  September 27, 1996
- ----------------------
George A. Myers


                        Director
- ----------------------
Philip A. Tanzar

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Stockholders of
Jack Carl/312-Futures, Inc.
and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of JACK CARL/312-FUTURES, INC. (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, changes in liabilities subordinated to claims of general creditors and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jack Carl/312-Futures, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Chicago, Illinois,
September 27, 1996

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             JUNE 30, 1996 AND 1995

                                     ASSETS

                                                  1996              1995
                                                  ----              ----

Cash                                          $  1,587,300     $  1,034,900
Cash segregated or secured under Commodity
 Exchange Act                                    2,009,500        1,181,700
U.S. Government obligations                    144,328,800       82,885,600
Other short term investments                    28,856,100              -
Deposits with clearing organizations            43,488,500       78,030,700
Warehouse receipts                                 959,500        1,537,200
Receivables:
  Brokers and dealers                            2,291,900        9,253,400
  Clearing organizations                        12,383,200       12,627,900

                      1996           1995
                      ----           ----
  Customers         $1,138,400     $1,152,200
  Affiliates             1,000          7,300
  Other              1,061,800        379,100
  Less - Allowance
   for doubtful
   accounts           (409,300)      (191,900)   1,791,900        1,346,700
                     ---------      ---------
Investments in and advances to
 affiliated partnerships                               -             39,100
Notes receivable                                   627,200          633,700
Exchange memberships, at cost (market value
 of $960,400 in 1996 and $1,228,100 in 1995        781,300          781,300
Furniture, equipment, and leasehold
 improvements, net of accumulated depreciation
 and amortization of $2,213,400 in 1996 and
 $1,602,800 in 1995                                279,500          682,900
Goodwill, net of accumulated amortization of
 $4,596,400 in 1996 and $4,054,500 in 1995             -            541,900
Other assets                                       503,000          355,400
                                               -----------      -----------

            Total                             $239,887,700     $190,932,400
                                               ===========      ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
  Clearing organizations                      $    165,900     $    185,900
  Customers                                    216,705,300      168,500,000
  Officers and employees                         2,865,000        2,221,500
Accounts payable and accrued expenses            3,545,000        4,580,900
Notes payable                                    6,390,000        6,390,000
                                               -----------      -----------

            Total                              229,671,200      181,878,300
                                               -----------      -----------

Liabilities subordinated to claims of
 general creditors                               4,000,000        1,690,000
                                               -----------      -----------

Stockholders' equity:
  Class A preferred stock, $1 par value;
   10% cumulative, redeemable, 400,000
   shares authorized and outstanding               400,000          400,000
  Common stock, restated for reverse
   split, $.004 par value; 150,000,000 shares
   authorized, 33,624,530 and 33,624,532
   shares issued and outstanding in 1996
   and 1995, respectively                          134,500          134,500
  Paid-in capital                                8,395,300        8,395,300
  Retained deficit                              (2,698,800)      (1,565,700)
  Cumulative translation adjustment                (14,500)             -
                                               -----------      -----------

     Total stockholders' equity                  6,216,500        7,364,100
                                               -----------      -----------

            Total                             $239,887,700     $190,932,400
                                               ===========      ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                           1996          1995          1994
                                           ----          ----          ----
Revenues:
 Commissions                           $30,606,500   $33,665,000   $33,529,100
 Interest                                7,920,800     7,365,000     3,389,700
 Trading gains, net                      2,411,400       164,900       330,300
 Other                                     196,200       463,400       316,200
                                       -----------   -----------   -----------

  Total revenues                        41,134,900    41,658,300    37,565,300
                                       -----------   -----------   -----------

Expenses:
 Commissions, floor brokerage and
  clearing costs                        16,825,600    18,381,900    19,580,400
 Compensation and related benefits      10,536,500     8,948,100     7,605,400
 Interest                                4,238,900     3,323,000     1,807,700
 Communications                          2,066,800     1,672,000     1,973,500
 Business promotion                      2,173,900     1,680,000     1,222,300
 Rent and other occupancy costs          1,546,300     1,465,900     1,382,600
 Professional and consulting fees          670,400       451,100       897,200
 Depreciation                              320,800       234,800       254,900
 Amortization of goodwill                   53,600        53,600        53,600
 Doubtful accounts expense (benefit)       140,600      (586,000)       49,100
 Other                                   2,312,200     2,086,100     1,746,300
 Restructuring charge, net               1,556,500           -             -
                                       -----------   -----------   -----------

  Total expenses                        42,442,100    37,710,500    36,573,000
                                       -----------   -----------   -----------


Income (loss) before income taxes       (1,307,200)    3,947,800       992,300
Income tax expense (benefit)              (174,100)    1,536,200       406,200
                                       -----------   -----------   -----------

Net income (loss)                       (1,133,100)    2,411,600       586,100

Assumed cumulative dividend on Class
 A preferred stock                         (40,000)      (40,000)      (40,000)
                                       -----------   -----------   -----------

Net income (loss) applicable to
 common stock                          $(1,173,100)  $ 2,371,600   $   546,100
                                       ===========   ===========   ===========

Primary earnings (loss) per share,
 restated for reverse split:

 Net income (loss)                     $      (.03)  $       .08   $       .03
                                       ===========   ===========   ===========

 Weighted average number of shares
  outstanding                           33,721,179    30,680,524    20,175,612
                                       ===========   ===========   ===========

Fully diluted earnings (loss) per
 share, restated for reverse split:

 Net income (loss)                     $      (.03)  $       .08   $       .03
                                       ===========   ===========   ===========

 Weighted average number of shares
  outstanding                           33,721,179    30,680,524    20,175,612
                                       ===========   ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

        (AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK)


                                Class A        Common Stock                                   Cumulative
                                Preferred      ------------        Paid-In     Retained      Translation
                                Stock        Shares     Amount     Capital     Deficit        Adjustment     Total
                                ---------    -----------------     -------     --------      ------------    -----

Balance June 30, 1993           $400,000  20,178,239   $80,700  $ 7,377,900   $(4,563,400)  $        -   $ 3,295,200

Conversion of redeemable
 convertible preferred stock           -      (3,500)        -       (4,800)            -            -        (4,800)

Net income                             -           -         -            -       586,100            -       586,100
                                --------  ----------   -------  -----------   -----------   -----------   ----------
Balance June 30, 1994            400,000  20,174,739    80,700    7,373,100    (3,977,300)           -     3,876,500

Issuance of common stock
 pursuant to rights offering           -  13,449,826    53,800    1,022,200             -            -     1,076,000

Repurchase of common stock
 pursuant to reverse split             -         (33)        -            -             -            -             -

Net income                             -           -         -            -     2,411,600            -     2,411,600
                                --------  ----------   -------   ----------   -----------  -----------   -----------
Balance June 30, 1995            400,000  33,624,532   134,500    8,395,300    (1,565,700)           -     7,364,100

Repurchase of common
 stock pursuant to
 reverse split                         -          (2)        -            -             -            -             -

Net (loss)                             -           -         -            -    (1,133,100)           -    (1,133,100)

Foreign currency translation           -           -         -            -             -      (14,500)      (14,500)
                                --------  ----------   -------   ----------   -----------   -----------   -----------

Balance June 30, 1996           $400,000  33,624,530   $134,500  $8,395,300   $(2,698,800)  $  (14,500)   $6,216,500
                                ========  ==========   ========  ==========   ===========   ===========   ==========




   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                   SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
                  FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


          Balance, June 30, 1993                          $       -
          New borrowings                                  2,000,000
                                                          ---------
          Balance, June 30, 1994                          2,000,000
          New borrowings                                  1,190,000
          Reissuance                                      2,000,000
          Reductions:
            Repayments                                   (1,500,000)
            Maturities                                   (2,000,000)
                                                         ----------
          Balance, June 30, 1995                         $1,690,000
          New borrowings                                  4,000,000
          Maturities                                     (1,690,000)
                                                         ----------
          Balance, June 30, 1996                         $4,000,000
                                                         ==========

           The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                     1996           1995           1994
                                                                -------------  -------------  -------------

Cash Flows From Operating Activities:
  Net income (loss)                                              $ (1,133,100)  $  2,411,600   $    586,100
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                     374,400        288,400        308,500
    Deferred taxes                                                   (272,300)       315,600        175,000
    Doubtful accounts expense (benefit)                               140,600       (586,000)        49,100
    Gain on sale of assets                                                  -              -         (8,500)
    Equity in net (gain) loss of affiliated partnerships               (6,400)        18,700          7,900
    Restructuring charge, net                                       1,556,500              -              -

  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act                                         (827,800)     2,098,100     (1,726,700)
      U.S. Government obligations                                 (61,443,200)    40,898,300    (19,094,900)
      Other short term investments                                (28,856,100)             -              -
      Deposits with clearing organizations                         34,542,200    (25,147,900)   (23,442,900)
      Warehouse receipts                                              577,700       (573,500)      (234,400)
      Receivables                                                   6,620,400     (5,633,200)    (6,503,900)
      Other assets                                                     92,800       (188,500)        34,900
      Payables                                                     48,828,800    (14,577,900)    49,007,500
      Accounts payable and accrued expenses                        (1,699,000)       826,500      1,325,500
                                                                  ------------  ------------   ------------
      Cash provided by (used in) operating activities              (1,504,500)       150,200        483,200
                                                                  ------------  ------------   ------------
        Cash Flows From Investing Activities:
          (Increase) decrease in investments in and advances
           to affiliated partnerships                                  45,500        (13,400)        98,000
         Decrease in notes receivable                                   6,500          7,600         30,000
         Purchase of exchange membership                                    -       (130,000)             -
         Purchase of furniture, equipment and leasehold
           improvements                                              (290,600)      (357,800)      (227,900)
         Rebate from purchase of equipment                                  -         50,000              -
         Proceeds from sale of assets                                       -              -          8,500
                                                                  ------------  ------------   ------------

           Cash (used in) investing activities                       (238,600)      (443,600)       (91,400)
                                                                  ------------  ------------   ------------

       Cash Flows From Financing Activities:
         Increase in short term advance                             1,000,000              -              -
         Repayment of short term advance                           (1,000,000)             -              -
         Increase in liabilities subordinated
           to claims of general creditors                           3,000,000      1,190,000      2,000,000
         Repayment of liabilities subordinated
           to claims of general creditors                            (690,000)    (1,500,000)             -
         Repayments of notes payable                                        -     (1,300,000)    (1,925,600)
         Conversion of redeemable convertible preferred stock               -              -         (4,800)
         Issuance of common stock pursuant to rights offering               -      1,076,000              -
                                                                 ------------   ------------   ------------

           Cash provided by (used in) financing activities          2,310,000       (534,000)        69,600
                                                                  -----------   ------------   ------------

       Effect of exchange rate changes on cash                        (14,500)             -              -
                                                                  -----------   ------------   ------------
       Increase (decrease) in cash                                    552,400       (827,400)       461,400

       Cash, beginning of period                                    1,034,900      1,862,300      1,400,900
                                                                 ------------   ------------   ------------

       Cash, end of period                                       $  1,587,300   $  1,034,900   $  1,862,300
                                                                 ============   ============   ============

           The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                  Supplemental Schedule of Non Cash Investing
                           and Financing Activities


1996

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1 - ORGANIZATION OF JACK CARL/312-FUTURES, INC.

     Jack Carl/312-Futures, Inc. ("JC/312") and Subsidiaries, (the "Company"), engages principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), the principal operating subsidiary of JC/312, is a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC"). Another subsidiary of JC/312 is a registered broker-dealer. Subsequent to June 30, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International Inc. ("MINC"). (See Note 19)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of JC/312 and its wholly-owned subsidiaries, Index, Index Securities, Inc., Jack Carl Management and Trading, Inc. and Index FX, Ltd. ("Index FX") as well as those of its majority-owned subsidiary, Stark Research, Inc. All material intercompany accounts and transactions are eliminated in consolidation. Brokers Resource Corp., formerly a subsidiary of JC/312, was dissolved in May, 1996.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     Commission revenues on commodity futures and options transactions and related commission expenses are recorded on a half-turn basis.

     U.S. Government Obligations

     U.S. Government obligations are valued at market. The change in unrealized appreciation on house and customer funds invested in U.S. Government obligations is reflected in interest income.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investments in Partnerships

     The investments in partnerships are accounted for on the equity method.

     Furniture, Equipment and Leasehold Improvements

     Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the remaining terms of the leases. See Note 19 for the effect of the Sale of Assets on furniture, equipment and leasehold improvements.

     Goodwill

     Prior to the Sale of Assets, the excess of cost over estimated fair value of net assets acquired was reflected as goodwill and was being amortized over twenty years. Goodwill arose as a result of business combinations which occurred in 1985 and 1986. As a result of the Sale of Assets, the remaining goodwill was written off as of June 30, 1996. See Note 19 for further information.

     Customer-Owned Securities

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. At June 30, 1996 and 1995, the total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities was $46,891,300 and $45,768,800, respectively.

     Income Taxes

     Deferred income taxes are provided to reflect the tax effects of timing differences between financial and tax reporting. The nature of the timing differences are discussed in Note 12.

     Earnings per Share

     Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. The

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

earnings per share data has been restated for the November, 1994 one-for-four reverse split of common stock.

     Reclassification

     Certain amounts previously reported have been reclassified to conform to the current method of presentation.

     New Pronouncements

     The Company is required to adopt Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective July 1, 1996. This statement requires a fair value based method of accounting for employee stock options, and establishes disclosure requirements for stock-based employee compensation arrangements. Management has not yet calculated the effect of adopting SFAS 123. However, it does not believe that it will have a material impact on its financial statements.

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

                                            1996          1995
                                        ------------  ------------

Cash                                    $  2,009,500  $  1,181,700
U.S. Government obligations              142,898,700    81,482,000
Deposits with clearing
  organizations                           37,464,000    69,531,900
Receivables from clearing
  organizations, net                      12,223,000    12,043,300
Receivables from brokers and dealers       1,879,000     8,436,200
Warehouse receipts                           959,500     1,537,200
                                        ------------  ------------

     Total segregated and
       secured assets                   $197,433,700  $174,212,300
                                        ============  ============
    Amount required to be
       segregated and secured           $189,564,200  $167,730,300
                                        ============  ============

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 4 - OTHER SHORT TERM INVESTMENTS

     Other short term investments consist of $28,856,100 of time deposits due July 1, 1996.


NOTE 5 - DEPOSITS WITH CLEARING ORGANIZATIONS

     Deposits with clearing organizations, including house and customer funds, at June 30, are as follows:

                                              1996         1995
                                           -----------  -----------

U.S. Government obligations                $37,961,600  $75,964,600
Guarantee deposits                           1,232,300    1,163,700
Stock in exchange clearing organization
 at cost (market value of $1,024,000 in
 1996 and $960,000 in 1995)                    360,000      360,000
Cash margins                                 3,934,600      542,400
                                           -----------  -----------

  Total                                    $43,488,500  $78,030,700
                                           ===========  ===========

NOTE 6 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

     Index Management Services, Inc. ("IMSI"), a subsidiary of Index, as a general partner, invested in commodity pools and was a Co-general partner of Index Asset Management Partners ("IAMP"), which was a general partner of a commodity pool. In addition, IMSI was also the sponsor of an exempted Cayman Islands limited liability company. At June 30, the investment in and advances to such entities consist of the following:

                                             1996         1995
                                            -------      -------

                Investment                  $   -        $28,000
                Advances                        -         11,100
                                            -------      -------

                      Total                 $   -        $39,100
                                            =======      =======

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 6 - INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS (Continued)

     IMSI was required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At June 30, 1995, IMSI was in compliance with those requirements. At June 30, 1996 there were no such requirements. Index provided commodity brokerage services to the pools at agreed upon rates and IMSI received administrative fees from certain pools.


NOTE 7 - NOTES PAYABLE

     Notes payable at June 30, consist of the following:

                                              1996        1995
                                           ----------  ----------
Principal stockholder,
  interest at prime plus 4%, due:
  January 31, 1997 and January 31, 1996    $  540,000  $  540,000
  January 31, 1997 and January 31, 1996       400,000     400,000

Affiliates and other related parties,
  interest at prime plus 4%, due:
  January 31, 1997 and January 31, 1996     2,000,000   2,000,000
  January 31, 1997 and January 31, 1996     1,800,000   1,800,000
  January 31, 1997 and January 31, 1996       750,000     750,000
  January 31, 1997 and January 31, 1996       750,000     750,000
  January 31, 1997 and January 31, 1996       150,000     150,000
                                           ----------  ----------

          Total                            $6,390,000  $6,390,000
                                           ==========  ==========

     Interest paid on notes payable during the years ended June 30, 1996, 1995 and 1994 was $801,400, $894,100 and $764,000, respectively, substantially all of which was paid to related parties.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE 7 - NOTES PAYABLE (Continued)

     The weighted average interest rates on short-term borrowings outstanding at June 30, 1996 and 1995 are 11.8% and 12.9%, respectively. Short-term borrowings include notes payable and liabilities subordinated to claims of general creditors. The weighted average interest rate was calculated by dividing interest expense by the related average amount outstanding in June.

     At June 30, 1996, all notes payable mature during the year ended June 30, 1997. In September, 1996, $900,000 of notes payable to affiliates and other related parties were repaid.


NOTE 8 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors at June 30, consist of the following:

                                            1996        1995
                                         ----------  ----------
Bank, interest at prime plus 3%, due:
  February 28, 1996                      $      -    $1,690,000
  September 30, 1996                      1,750,000           -
  February 26, 1997                       1,000,000           -
  April 28, 1997                          1,250,000           -
                                         ----------  ----------

    Total                                $4,000,000  $1,690,000
                                         ==========  ==========

     These liabilities are borrowed in accordance with the terms of a revolving subordinated debt line totalling $4,000,000. Had any of the remaining funds been borrowed, during fiscal 1995, Index's regulatory capital would have increased on a dollar for dollar basis. The full amount of the borrowing was repaid in August, 1996 and the line was cancelled.

     Interest expense on liabilities subordinated to claims of general creditors during the years ended June 30, 1996, 1995, and 1994 was $352,000, $234,100 and
$54,400, respectively.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

     Class A Preferred Stock

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At June 30, 1996, cumulative dividends in arrears amounted to $413,300 or $1.03 per share. No liability for these dividends has been recorded as dividends are not payable until declared.

     Common Stock

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of June 30, 1996, 33,624,530 shares of common stock.

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

     In January, 1995, the Company granted to two officers options totalling 250,000 shares of common stock exercisable from January 3, 1995 until the termination of their respective agreements. On June 30, 1995, options granted in May, 1994 expired and options for 500,000 shares of common stock were

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

forfeited. The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at June 30, 1996.

        Shares             Shares       Shares     Shares      Shares
        Granted   Price  Exercisable   Forfeited  Cancelled   Remaining
        -------   -----  -----------   ---------  ---------   ---------

Dec.
1990     410,000  $.60       317,500      72,969     19,531     317,500

Feb.
1992     125,000  $.25       125,000         -          -       125,000

May
1992      75,000  $.60        50,000      25,000        -        50,000

Sept.
1992     125,000  $.375      125,000         -          -       125,000

Feb.
1994   1,250,000  $.24     1,250,000         -          -     1,250,000

Jan.
1995     250,000  $.125      250,000         -          -       250,000
       ---------           ---------     -------     ------   ---------

Total  2,235,000           2,117,500      97,969     19,531   2,117,500
       =========           =========     =======     ======   =========

NOTE 10 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $627,200 arose in connection with advances made by the Company to an affiliated entity. These demand receivables were converted into a demand note bearing interest at 8% and was subsequently changed to the prime rate of interest. The Company earned $53,500, $52,400, and $39,000 of interest income on this note during the years ended June 30, 1996, 1995 and 1994, respectively.

     The Company rents from an officer and director, an exchange membership having a market value at June 30, 1996 of approximately $525,000. Rent expense for the years ended June 30, 1996, 1995 and 1994 was $61,500, $64,000, and
$49,200, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996



NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

     Certain exchange memberships owned by officers and others, having an aggregate market value of $4,870,000 have been pledged to various exchange clearinghouses or corporations on behalf of the Company and may be used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships are not included in the Company's consolidated statements of financial condition. The Company in the ordinary course of business, guarantees certain loans which are secured by exchange memberships owned by an individual who is an officer and director, and by the principal shareholder.

    The Company receives funds, in the form of loans, from its principal shareholder, an affiliated company and an officer and director of the Company. See Note 7 for the terms and balances at June 30, 1996 and 1995.

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


NOTE 11 - SALE OF BRC ASSETS

     In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and until it was dissolved in May, 1996, a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the years ended June 30, 1995 and 1994, the Company earned $481,900, and $982,000, respectively, from the transaction, which is included in commission income. The revenue stream from this transaction ended effective January 15, 1995.

            JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1996

NOTE 12-INCOME TAXES

    The provision for Federal income taxes for each of the years ended June 30, is as follows:

                           1996        1995        1994
                        ----------  ----------  ----------

   Current               $  98,200  $1,220,600   $ 581,200
   Deferred               (272,300)    315,600    (175,000)
                        ----------  ----------  ----------

     Total provision     $(174,100) $1,536,200   $ 406,200
                        ==========  ==========  ==========

     State income tax expense is immaterial for the years ended June 30, 1996, 1995 and 1994.

     Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                          1996              1995              1994
                          ----              ----              ----
                         Amount   %        Amount  %         Amount  %
                    -----------------   --------------   --------------
At Federal
 statutory rate     $ (444,400)  34.0  $1,342,300  34.0   $337,400  34.0

Amortization of
 goodwill              184,300  (14.1)     18,200    .5     18,200   1.8

Non-taxable
 translation gain      (10,600)    .8         -      -         -      -

Additional tax due IRS
 for 1987-1989
 settlement             30,300   (2.3)     49,500   1.2        -      -

Non-deductible travel
 and entertainment      18,000   (1.4)      8,600    .2      4,000    .4

Non-deductible loss
 of majority-owned
 subsidiary              6,000    (.5)     41,200   1.0     40,500   4.1

Additional provision
 for current and
 deferred taxes         32,500   (2.4)      8,800    .9        -      -

Penalties                   -       -      45,100    .5        -      -

Other, net               9,800    (.8)     22,500    .6      6,100    .6
                      --------   -----   --------   ----   -------  ----

  Net amounts       $ (174,100)  13.3  $1,536,200  38.9   $406,200  40.9
                     =========   ====   =========  ====    =======  ====

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under this standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE 12 - INCOME TAXES (Continued)

affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                            June 30,        June 30,
                                             1996            1995
                                           --------        --------
Deferred income tax assets:

  Bad debt reserve                         $ 38,600          66,100
  Book and tax depreciation
    difference                              235,800          67,500
  Commission accrual                         37,500               -
  Bonus accrual                               4,400          65,400
  Accrued legal expense                           -          40,800
                                           --------       ---------

    Total deferred tax assets              $316,300       $ 239,800
                                           --------       ---------

Deferred income tax liabilities:

  Unrealized gain on U.S.
    Government obligations                 $ (4,500)      $(135,900)
  Partnership income                        (34,900)        (26,200)
  Prepaid rent                               (4,900)        (18,100)
  1987-1989 audit adjustment                      -         (61,300)
  Other, net                                 (2,800)         (1,400)
                                           --------       ---------

    Total deferred tax liabilities         $(47,100)      $(242,900)
                                           --------       ---------
    Net deferred tax assets
      (liabilities)                        $269,200       $  (3,100)
                                           ========       =========

     No valuation allowance has been provided as management believes deferred tax assets are realizable.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company has a noncancellable lease for office space which expires in the year 2002. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:


          Year Ending June 30,            Amount
          --------------------          ---------
            1997                       $  283,900
            1998                          350,500
            1999                          362,300
            2000                          374,000
            2001 and thereafter           849,900
                                        ---------

                  Total                $2,220,600
                                        =========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

     Other office space leases the Company had at June 30, 1996 were transferred to MINC, effective July 1, 1996, and have not been included in the above amounts.

     As a result of the Sale of Assets, if certain conditions occur over the next two years, the Company may be subject to additional severance payments of up to $517,400.

     The Company has guaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts. These introducing broker guarantees were transferred to MINC effective July 1, 1996.

     Index and BRC issued a limited indemnification agreement to the purchaser of the BRC business (see Note 11). This agreement covers potential customer claims arising from activity prior to the sale. No such claims are currently outstanding.

     A similar limited indemnification agreement was issued to MINC related to the Sale of Assets. No claims are currently pending. See Note 19.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK

     Prior to the Sale of Assets, the Company, through Index, was in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guaranteed to the respective clearinghouses its customers' performance under these contracts. To reduce its risk, Index required its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract was traded. This margin was a good faith deposit from the customer which reduced the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusted these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may have been liquidated to satisfy resulting changes in margin requirements. Management believes that the margin deposits held at June 30, 1996, were adequate to minimize the risk of material loss which could be created by the positions held at that time.

     To facilitate small orders from customers, the Company entered into proprietary positions at the MidAmerica Commodity Exchange and offsets these positions at the Chicago Board of Trade and the Chicago Mercantile Exchange, thereby assuming no market risk. At June 30, 1996, Index held proprietary long financial futures positions with an aggregate notional value of $165,130,900 and proprietary short financial futures positions with an aggregate notional value of $165,130,900. At June 30, 1995, Index held proprietary long financial futures positions and

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK (Continued)

foreign currency forward contracts with an aggregate notional value of $223,616,200 and proprietary short financial futures positions and foreign currency forward contracts with an aggregate notional value of $243,566,100.

     The exchange upon which financial futures and options on futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. At June 30, 1996 Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, and MidAmerican Commodity Exchange. At June 30, 1996, Index held no foreign currency forward contracts. At June 30, 1995, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At June 30, 1995, foreign currency forward contracts were transacted at DAIWA Securities America, Inc. and Refco, Inc.

     Index FX conducts business for its customers in foreign currencies on the spot market in which trades generally settle on the next business day. Index FX offsets its customer positions to manage its currency risk. It also requires certain customers to post margin deposits. Management believes that with the trades settling the next business day and the margin policy it employs, its credit risk is reduced substantially. At June 30, 1996, Index FX held long foreign currency positions with an aggregate notional value of $2,101,661,100 and short foreign currency positions with an aggregate notional value of $2,101,662,400.

     At June 30, 1996, the Index FX foreign currency business was transacted with several international financial institutions.

NOTE 15 - LITIGATION

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE 15 - LITIGATION (Continued)

     The Company, in October, 1994 settled an Internal Revenue Service assessment which resulted from the review of its calendar year 1990 customer income tax withholding filings. The settlement did not materially affect the financial position or the operations of the Company.

     The Company was defending against an arbitration filed by a former client to recover damages of $1,000,000 alleging misrepresentation of risk and unauthorized trading. The client's actual losses were approximately $850,000. In July, 1996, an arbitration panel entered an award of no damages for the claimant.

     In April, 1994, Index without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action filed on September 29, 1992. In a related action, the equity receiver of an alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. Supplemental Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit on June 28, 1996. The Seventh Circuit has yet to rule on whether this case may be appealed.

     Index defended a complaint filed by former partners of a general partnership which cleared its trades at Index. The plaintiff alleged that the general partner, a co-defendant, defrauded them by failing to disclose risks and misrepresenting account performance. The Plaintiffs' actual losses were approximately $157,000. The case was settled in November, 1995 for $25,000.

     A former officer of Index whose employment was terminated as a result of the Sale of Assets has rejected Index's severance payment offer. The officer has made a demand for $500,000, and has threatened litigation, if a satisfactory offer of settlement is not made. The Company believes that its original severance offer was reasonable and the officer's claims are without merit.

NOTE 16 - CAPITAL REQUIREMENTS

     Index is subject to the minimum capital requirements adopted and administered by the CFTC and by certain exchanges of which Index is a member. As of June 30, 1996, adjusted net capital, as

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 16 - CAPITAL REQUIREMENTS (Continued)

defined, of approximately $12,038,300 is approximately $5,216,200 in excess of the minimum required under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

     At the request of certain of its non-regulated customers trading in the cash markets, Index transferred funds to its affiliate Index FX. Upon clarification of the net capital rules, it was determined that the receivable from Index FX could not accurately be classified as a current asset. As a result, Index was under early warning and minimum capital requirements and as of March 31, 1996 it had an adjusted net capital, as defined, of $4,406,800 which was $11,272,800 less than the minimum required under the regulations of the CFTC and exchanges. Index informed the Chicago Mercantile Exchange and the CFTC of the capital deficiency. Index took immediate action to correct the deficiency and as of April 23, 1996, was fully in compliance with minimum capital requirements.

     A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At June 30, 1996, the subsidiary is in compliance with those requirements.

NOTE 17 - NASDAQ LISTING

     On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On December 7, 1994, the Company's common stock resumed trading on the NASDAQ SmallCap Market.

NOTE 18 - CASH FLOWS

     For purposes of reporting cash flows, cash does not include segregated or secured cash, as defined in the Commodity Exchange Act. Interest paid during the years ended June 30, 1996, 1995 and 1994 amounted to $4,043,800, $3,194,300 and
$1,706,300, respectively. The Company made income tax payments in the amount of $1,100,000, $444,600 and $185,000 during the years ended June 30, 1996, 1995 and
1994, respectively.

NOTE 19 - SUBSEQUENT EVENT - SALE OF ASSETS

     On May 31, 1996, an agreement was reached to sell, transfer and assign to MINC substantially all of the brokerage accounts maintained by Index,

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 19 - SUBSEQUENT EVENT - SALE OF ASSETS (Continued)

together with all positions, securities and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D.& F. Man Group, plc, a London-based international trading and finance conglomerate. This sale was completed as of July 1, 1996. Shortly thereafter, Index ceased being a clearing member at all exchanges, though it remains a registered futures commission merchant.

     The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. As the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, no gain on the sale was reflected in the financial statements for the year ended June 30, 1996. Rather, income will be recognized as earned over the next five and one-half years. A condition of the sales agreement required the principal shareholder to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price will be allocated to the principal shareholder and recorded by the Company concurrently with its recognition of income as described above. Management does not believe this amount will be significant.

     A net pre-tax, restructuring charge of $1,556,500, related to the sale, was reflected in the income statement for fiscal year 1996. Additionally, a restructuring gain of $664,000 will be reflected in income in fiscal 1997. These amounts consisted of the following:

Write-off of remaining goodwill                 $  (488,400)
Accrue employee benefits related to
  terminated and transferred employees             (643,700)
Revalue of furniture, fixtures and equipment       (373,100)
Accrue lease obligation                            (154,600)
Accrue legal expenses related to the sale          (110,000)
Write-off printing stock                            (97,100)
Reduce bonus accrual, related to terminated
  and transferred employees                         195,000
Write-off deferred rent for assumed lease            65,200
Reduce business promotion accruals                   50,200
                                                -----------

Total restructuring charge in fiscal 1996       $(1,556,500)
                                                ===========
Gain on sale of Board of Trade Clearing
  Corporation stock, July, 1996                 $   664,000
                                                ===========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


NOTE 19 - SUBSEQUENT EVENT - SALE OF ASSETS (Continued)

     It is anticipated that the exchange memberships Index currently holds will be liquidated in fiscal 1997 at close to their current market value, which would result in a pre-tax gain of approximately $149,000.

     In addition, in conjunction with the sale, the Company issued a limited indemnification agreement to MINC. The agreement covers potential customer claims arising from activity prior to the sale.

                                                     SCHEDULE II


               JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts





                                 Additions
                           ----------------------

                           Charged to
                           (Benefits   Charged
               Balance at  Against)    to Other                   Balance
               Beginning   Costs and   Accounts    Deductions    at End of
Description    of Period   Expenses    (Describe)  (Describe)     Period
- -------------  ----------  ---------   ----------  ------------   ---------
Allowance for
doubtful
accounts


For the year
ended June 30,
1996:            $191,900   $140,600   $144,800(b) $ (68,000)(a)   $409,300



For the year
ended June 30,
1995:            $506,600  $(586,000)  $323,900(b) $ (52,600)(a)   $191,900



For the year
ended June 30,
1994:            $613,200  $  49,100   $    -      $(155,700)(a)   $506,600





(a)   Uncollected receivables written off.

(b)   Collection of receivables previously written off.

                                 Exhibit Index
                                 -------------


Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these exhibits, see Item 14 hereof.

                                                                 Page In
                                                               Sequentially
                                                              Numbered System
                                                                Where Found
                                                             -----------------

Exhibit No.        Description
- -----------        -----------

                   The following exhibits are filed herewith:

 10.42             Employment agreement, dated December 31,
                   1995, between Jack Carl/312-Futures,
                   Inc. and Philip A. Tanzar                             70

 10.43             Heads of Agreement, dated July 19, 1995
                   between Jack Carl/312-Futures, Inc.,
                   Simon Drabble, Graham Wellesley and
                   Lorenzo Naldini                                       78

 10.44             Service Agreement, dated July 19, 1995
                   between Index Forex Limited and
                   Simon Drabble, Graham Wellesley and
                   Lorenzo Naldini                                       82


 11.1              Computation of Earnings
                   Per Common Share                                      67

 17.1              Letter confirming resignation, dated September
                   26, 1996, from Burton J. Meyer                        93

 17.2              Letter of resignation, dated September
                   24, 1996, from Philip A. Tanzar                       94

 21.1              Subsidiaries of the Registrant                        69

 24.1              Power of Attorney                                     40

 99.1              Report on Form 8-K for the Registrant
                   as filed on June 14, 1996 with the
                   Securities and Exchange Commission                    95