Form 10-Q
period 1996-09-30
CARL JACK 312 FUTURES INC
filed 1996-11-14
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________

Commission File # 0-15187

                          Jack Carl/312-Futures, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                           36-3399452
------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)



200 West Adams Street, Suite 1500, Chicago, Illinois              60606
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (312) 407-5726
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           X   Yes               No
                         -----              ____

As of the date of this report, the issuer had outstanding 33,624,530 shares of common stock, $.004 par value per share.

               This is page 1 of 30 sequentially numbered pages.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.

                                                         Page
                                                         ----

    Consolidated statements of financial condition
    as of September 30, 1996 and June 30, 1996.           3

    Consolidated statements of operations for the
    three months ended September 30, 1996 and 1995.       4

    Consolidated statement of changes in stockholders'
    equity for the three months ended September 30,
    1996.                                                 5

    Consolidated statements of changes in liabilities
    subordinated to claims of general creditors for
    the three months ended September 30, 1996 and 1995.   6

    Consolidated statements of cash flows for the
    three months ended September 30, 1996 and 1995.      7-8

    Notes to consolidated financial statements.           9

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                    ASSETS

                                                                                 September 30,    June 30,
                                                                                     1996           1996
                                                                                 -------------  -------------
                                                                                  (Unaudited)     (Audited)
Cash                                                                               $ 2,404,100  $  1,587,300
Cash segregated or secured under Commodity Exchange Act                                  5,000     2,009,500
U.S. Government obligations                                                          4,985,800   144,328,800
Other short term investments                                                        16,163,800    28,856,100
Deposits with clearing organizations                                                 2,233,100    43,488,500
Warehouse receipts                                                                           -       959,500
Receivables:
 Brokers and dealers                                                                 3,037,200     2,291,900
 Clearing organizations                                                                      -    12,383,200
                                                 September 30,  June 30,
                                                    1996         1996
                                                 ------------  ----------
 Customers                                       $  539,400    $1,138,400
 Affiliates                                           -             1,000
 Other                                            1,458,600     1,061,800
 Less - Allowance for doubtful accounts            (415,100)     (409,300)           1,582,900     1,791,900
                                                 ----------    ----------

Notes receivable                                                                       625,100       627,200
Exchange memberships, at cost (market value of $937,000
 and $960,400 at September 30, 1996 and June 30, 1996,
 respectively)                                                                         743,000       781,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $2,235,800
 and $2,213,400 at September 30, 1996 and June 30, 1996,
 respectively                                                                          221,800       279,500
Other assets                                                                           227,600       503,000
                                                                                   -----------  ------------

          Total                                                                    $32,229,400  $239,887,700
                                                                                   ===========  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts                                                                    $   212,600  $          -
Payables:
  Clearing organizations                                                                     -       165,900
  Customers                                                                         18,577,300   216,705,300
  Officers and employees                                                                     -     2,865,000
  Affiliates                                                                            18,100             -
Accounts payable and accrued expenses                                                1,480,700     3,545,000
Notes payable                                                                        5,490,000     6,390,000
                                                                                    -----------  -----------

          Total                                                                     25,778,700   229,671,200
                                                                                   -----------   -----------

Liabilities subordinated to claims of general creditors                                      -     4,000,000
                                                                                   -----------  ------------

Stockholders' equity:
  Class A preferred stock, $1 par value; 10% cumulative,
    redeemable, 400,000 shares authorized and outstanding                              400,000       400,000
  Common stock, $.004 par value; 150,000,000 shares authorized,
    33,624,530 shares issued and outstanding at September 30, 1996 and
    June 30, 1996                                                                      134,500       134,500
  Paid-in capital                                                                    8,395,300     8,395,300
  Retained deficit                                                                  (2,433,400)   (2,698,800)
  Cumulative translation adjustment                                                    (45,700)      (14,500)
                                                                                   -----------  ------------

      Total stockholders' equity                                                     6,450,700     6,216,500
                                                                                   -----------  ------------

          Total                                                                    $32,229,400  $239,887,700
                                                                                   ===========  ============



The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     1996         1995
                                                                     ----         ----
Revenues:
 Commissions                                                     $    61,300   $ 7,803,200
 Interest                                                            532,600     1,818,900
 Trading gains, net                                                  957,400        55,100
 Other                                                             1,033,700        41,200
                                                                 -----------   -----------

  Total revenues                                                   2,585,000     9,718,400
                                                                 -----------   -----------

Expenses:
 Commission, floor brokerage and clearing costs                       54,900     4,254,400
 Compensation and related benefits                                   927,900     2,525,400
 Communications                                                      174,200       428,600
 Interest                                                            474,900       911,800
 Rent and other occupancy costs                                      152,200       380,500
 Business promotion                                                   87,500       478,400
 Professional and consulting fees                                    155,100       198,500
 Depreciation                                                         22,000        69,800
 Amortization of goodwill                                                  -        13,400
 Other                                                               118,700       467,900
                                                                 -----------   -----------

  Total expenses                                                   2,167,400     9,728,700
                                                                 -----------   -----------

Income before income taxes                                           417,600       (10,300)
Income tax expense                                                   152,200        44,400
                                                                 -----------   -----------

Net income                                                           265,400       (54,700)

Assumed cumulative dividend on Class A preferred stock               (10,000)      (10,000)
                                                                 -----------   -----------

Net income applicable to common stock                            $   255,400   $   (64,700)
                                                                 ===========   ===========
Primary earnings per common share:

 Net income                                                      $       .01   $      (.00)
                                                                 ===========   ===========
 Weighted average number of common shares outstanding             33,624,530    33,688,308
                                                                 ===========   ===========
Fully diluted earnings per common share:

 Net income                                                      $       .01   $      (.00)
                                                                 ===========   ===========
 Weighted average number of common shares outstanding             33,624,530    33,688,308
                                                                 ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)



                            Class A       Common Stock                                  Cumulative
                           Preferred      ------------        Paid-In     Retained      Translation
                             Stock      Shares      Amount    Capital     Deficit       Adjustment     Total
                           ---------    ------      ------    -------     --------      -----------    ------
Balance, July 1, 1996       $400,000   33,624,530  $134,500  $8,395,300   $(2,698,800)   $(14,500)   $6,216,500

Net income                     -            -         -           -           265,400         -         265,400

Foreign currency
  translation                  -            -         -           -            -          (31,200)      (31,200)
                            --------   ----------  --------  ----------   -----------    --------    ----------
Balance,
  September 30, 1996        $400,000   33,624,530  $134,500  $8,395,300   $(2,433,400)   $(45,700)   $6,450,700
                            ========   ==========  ========  ==========   ===========    ========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)



                                            Three Months Ended
                                              September 30,
                                         ------------------------
                                             1996         1995
                                             ----         ----

Liabilities subordinated to claims of
  general creditors, at beginning of
  period                                 $ 4,000,000   $1,690,000

New borrowings                                  -       1,750,000

Repayments                                (4,000,000)        -
                                         -----------   ----------

Liabilities subordinated to claims of
  general creditors, at end of period    $      -      $3,440,000
                                         ===========   ==========





   The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                         September 30,
                                                                 -----------------------------
                                                                      1996           1995
                                                                      ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                              $     265,400   $    (54,700)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                       22,000         83,200
    Deferred taxes                                                      (9,800)       (30,700)
    Doubtful accounts benefit                                          (56,500)       (45,000)
    Equity in net gain of affiliated partnerships                            -         (8,500)
    Loss on the sale of exchange memberships                            22,300              -
    Gain on the sale of clearing corporation stock                    (664,000)             -
Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                    2,140,900       (572,900)
    U.S. Government obligations                                    139,343,000    (21,145,800)
    Other short term investments                                    12,692,300              -
    Deposits with clearing organizations                            40,895,400      8,094,000
    Warehouse receipts                                                 959,500        637,600
    Receivables                                                     11,903,400      1,082,100
    Other assets                                                       285,200       (238,900)
    Payables                                                      (201,140,800)    12,689,300
    Accounts payable and accrued expenses                           (2,064,300)    (1,767,400)
                                                                 -------------   ------------

     Cash provided by (used in) operating activities                 4,594,000     (1,277,700)
                                                                 -------------   ------------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net                -           (900)
  Decrease in notes receivable                                           2,100          1,200
  Purchase of furniture, equipment and leasehold
    improvements                                                       (43,900)       (86,800)
  Proceeds from the sale of exchange memberships                        16,000              -
  Proceeds from the sale of clearing corporation stock               1,024,000              -
  Proceeds from the sale of furniture and equipment                     79,600              -
                                                                 -------------   ------------

    Cash provided by (used in) investing activities                  1,077,800        (86,500)
                                                                 -------------   ------------

Cash Flows From Financing Activities:
  Increase in short term advance                                             -      1,000,000
  Repayment of short term advance                                            -     (1,000,000)
  Repayment of notes payable                                          (900,000)             -
  Increase in liabilities subordinated to
    claims of general creditors                                              -      1,750,000
  Repayment of liabilities subordinated to
    claims of general creditors                                     (4,000,000)             -
                                                                 -------------   ------------

    Cash provided by (used in) financing activities                 (4,900,000)     1,750,000
                                                                 -------------   ------------

Effect of exchange rate changes on cash                                (31,200)       (14,500)
                                                                 -------------   ------------

Increase in cash                                                       740,600        371,300

Cash, beginning of period                                            1,587,300      1,034,900
                                                                 -------------   ------------

Cash, end of period                                              $   2,327,900   $  1,406,200
                                                                 =============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

                            (CONTINUED FROM PAGE 7)



                  Supplemental Schedule of Non-Cash Investing
                           and Financing Activities


Three Months Ended September 30, 1996
-------------------------------------


                              (NONE)


Three Months Ended September 30, 1995
-------------------------------------


                              (NONE)

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 1 - ORGANIZATION OF JACK CARL/312-FUTURES, INC.

     Jack Carl/312-Futures, Inc. ("JC/312") and Subsidiaries, (the "Company"), until July 1, 1996, engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of JC/312. Index remains a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC"). Index FX, Ltd. ("Index FX"), a British corporation and a subsidiary of JC/312, continues to conduct foreign exchange business. Another subsidiary of JC/312 is a registered broker-dealer.

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     It is suggested that these financial statements be read in connection with the consolidated financial statements and notes included in the Report on Form 10-K of the Company for the year ended June 30, 1996.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)


NOTE 2 - ASSETS SEGREGATED AND SECURED UNDER COMMODITY EXCHANGE ACT

     Under the Commodity Exchange Act, as amended, Index is required to segregate all balances due to customers in connection with transactions in regulated commodities. In addition, in accordance with CFTC Regulation 30.7, Index is required to secure all balances due to U.S. customers for activities in foreign futures or options. Effective July 1, 1996, pursuant to the Sale of Assets, Index transferred all such balances to MINC.

NOTE 3 - OTHER SHORT TERM INVESTMENTS

     Other short term investments consist of $16,163,800 of time deposits at September 30, 1996, due at various dates through October 24, 1996, and $28,856,100 of time deposits at June 30, 1996, due July 1, 1996.

NOTE 4 - DEPOSITS WITH CLEARING ORGANIZATIONS

     Deposits with clearing organizations are as follows:

                                 September 30,       June 30,
                                     1996              1996
                                 -------------      -----------
U.S. Government obligations        $      -         $37,961,600
Guarantee deposits                   1,835,600        1,232,300
Stock in exchange clearing
 organization at cost (market
 value of $1,024,000 at
 June 30, 1996)                              -          360,000
Cash margins                           397,500        3,934,600
                                    ----------      -----------

  Total                             $2,233,100      $43,488,500
                                    ==========      ===========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 5 - CUSTOMER OWNED SECURITIES

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. The total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities at September 30, 1996 and June 30, 1996 is $0 and $48,891,300, respectively.

NOTE 6 - NOTES PAYABLE

     Notes payable consist of the following:

                                             September 30,   June 30,
                                                 1996          1996
                                             -------------  ----------

Principal stockholder,
  interest at prime plus 4%, due:
     January 31, 1997                          $  540,000  $  540,000
     January 31, 1997                             400,000     400,000
Affiliates and other related parties,
  interest at prime plus 4%, due:
     January 31, 1997                                   -     150,000
     January 31, 1997                           2,000,000   2,000,000
     January 31, 1997                           1,800,000   1,800,000
     January 31, 1997                                   -     750,000
     January 31, 1997                             750,000     750,000
                                               ----------  ----------

        Total                                  $5,490,000  $6,390,000
                                               ==========  ==========

     Interest expense on notes payable during the three months ended September 30, 1996 and 1995 was $187,700 and $205,600, respectively, all of which was earned by related parties.

     In September, 1996, the Company repaid $900,000 of notes payable to its former President and a former Director.

     In August, 1995, the principal stockholder made a $1,000,000 short term advance to the Company. The Company repaid the advance in September, 1995.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors were borrowed in accordance with the terms of a revolving subordinated debt line totalling $4,000,000. The full amount of the borrowing was repaid in August, 1996, and the line was canceled.

     Interest expense on liabilities subordinated to claims of general creditors during the three months ended September 30, 1996 and 1995 was $38,100 and $53,300, respectively.

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

     CLASS A PREFERRED STOCK

     The Company has issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares are redeemable at par, with accumulated dividends, at the option of the Company. At September 30, 1996, cumulative dividends in arrears amounted to $423,300 or $1.06 per share. No liability for these dividends has been recorded as dividends are not payable until declared.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of September 30, 1996, 33,624,530 shares of common stock.

     STOCK OPTION PLAN

     In March, 1986, the Company adopted an incentive stock option plan reserving 500,000 shares of common stock. In March, 1990, the Company, pursuant to the incentive stock option plan, granted options for 410,000 shares at the then market price exercisable through March, 2000. The Company also has granted options, other than in accordance with the March 1986 incentive stock option plan. In November, 1996, the Board of Directors authorized the reissuance of options for 1,250,000 shares of common stock at $.24 per share, terminating June 30, 1998. The options were originally issued in February, 1994 and terminated upon the former President accepting employment with MINC.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

     The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at September 30, 1996.


           Shares                 Shares        Shares      Shares       Shares
           Granted     Price    Exercisable    Forfeited   Cancelled   Remaining
          ---------    -----    -----------   ----------   ---------   ---------
Dec.
1990        410,000    $.60       70,000        320,469     19,531        70,000

Feb.
1992        125,000    $.25          -          125,000        -             -

May
1992         75,000    $.60          -           75,000        -             -

Sep.
1992        125,000    $.375     125,000          -            -         125,000

Feb.
1994      1,250,000    $.24          -        1,250,000        -             -

Jan.
1995        250,000    $.125         -          250,000        -             -
          ---------              -------      ---------     ------       -------
Total     2,235,000              195,000      2,020,469     19,531       195,000
          =========              =======      =========     ======       =======

NOTE 9 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $625,100 arose in connection with advances made by the Company to an affiliated entity. This receivable was converted into a note bearing interest at 8%, and was subsequently changed to the prime rate of interest. The Company earned interest income on this note in the amounts of $12,900 and $13,800 during the three months ended September 30, 1996 and 1995, respectively.

     The Company, until July 1, 1996, rented, from an officer and a director, an exchange membership. Rent expense for the three months ended September 30, 1996, and 1995 was $0 and $18,000, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company receives funds, in the form of loans and advances, from its principal shareholder and an affiliated company. See Note 6 for the terms and balances at September 30, 1996 and June 30, 1996.

NOTE 10 - SALE OF ASSETS

     On July 1, 1996, Index sold, transferred and assigned to MINC substantially all of the brokerage accounts maintained by Index, together with all positions, securities and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D. &
F. Man Group, plc, a London-based international trading and finance conglomerate. Shortly after the sale, Index ceased being a clearing member at all exchanges, though it remains a registered futures commission merchant.

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

     During the three months ended September 30, 1996, the Company earned $375,500 from this transaction which is included in other income.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company has a noncancellable lease for office space which expires in the year 2002. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

     Year Ending June 30,           Amount
     --------------------           ------

       1997                       $  255,500
       1998                          350,500
       1999                          362,300
       2000                          374,000
       2001 and thereafter           849,900
                                   ---------

          Total                   $2,192,200
                                   =========

     The Company has entered into employment agreements which expire at varying dates through fiscal 1998 with certain of its employees, providing for aggregate minimum annual payment for the years ending 1997 and 1998 of approximately $252,300 and $204,500, respectively.

     Related to the Sale of Assets, if certain conditions occur over the next two years, the Company may be subject to additional severance payments of up to $517,400.

     The Company had guaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts. These introducing broker guarantees were transferred to MINC effective July 1, 1996.

     Index issued a limited indemnification agreement to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale. No such claims are currently outstanding.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     In April, 1994, Index, without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action, filed on September 29, 1992. In a related action, the equity receiver of an alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. Supplemental Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit on June 28, 1996. The Seventh Circuit has rejected the appeal on procedural grounds, however, the Supplemental Plaintiff may file another appeal.

     A former officer of Index whose employment was terminated as a result of the Sale of Assets has rejected Index's severance payment offer. The officer has made a demand for $500,000, and has threatened litigation, if a satisfactory offer of settlement is not made. The Company believes that its original severance offer was reasonable and the officer's claims are without merit.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

                                        September 30,   June 30,
                                            1996          1996
                                        -------------   --------
Deferred income tax assets:
  Bad debt reserve                         $ 40,600     $ 38,600
  Book and tax depreciation
    difference                              239,200      235,800
  Commission accrual                         38,600       37,500
  Bonus accrual                               4,400        4,400
                                           --------     --------

    Total deferred tax assets              $322,800     $316,300
                                           --------     --------

Deferred income tax liabilities:
  Unrealized gain on U.S.
    Government obligations                 $      -     $ (4,500)
  Partnership income                        (34,900)     (34,900)
  Prepaid rent                                    -       (4,900)
  Other, net                                 (8,900)      (2,800)
                                           --------     --------

    Total deferred tax liabilities         $(43,800)    $(47,100)
                                           --------     --------

    Net deferred tax assets
      (liabilities)                        $279,000     $269,200
                                           ========     ========

     No valuation allowance has been provided as management believes deferred taxes are realizable.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK

     The Company, through Index, until July 1, 1996, was in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guaranteed to the respective clearinghouses its customers' performance under those contracts. To reduce its risk, Index required its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract was traded. This margin was a good faith deposit from the customer which reduced the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, Index adjusted these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may have been liquidated to satisfy resulting changes in margin requirements. Management believed that the margin deposits held at September 30, 1995, were adequate to minimize the risk of material loss which could have been created by the positions held at that time. At September 30, 1996, Index held no long or short proprietary financial futures positions or customer foreign currency forward contracts. At September 30, 1995 Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $200,681,900 and proprietary short financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $200,676,900.

     The exchange upon which financial futures and options on futures contracts were traded acted as the counterparty and, accordingly, bore the risk of performance. At September 30, 1995, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At September 30, 1995, foreign currency forward contracts were transacted at the First National Bank of Chicago.

     Index FX conducts business for its customers in foreign currencies on the spot market in which trades generally settle on the next business day. Index FX offsets its customer positions to manage its currency risk. It also requires certain customers to post margin deposits. Management believes that with the

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
          CONCENTRATION OF CREDIT RISK (CONTINUED)

trades settling the next business day, and the margin policy it employs, its credit risk is reduced substantially. At September 30, 1996, Index FX held long foreign currency positions with an aggregate notional value of $3,052,757,900 and short foreign currency positions with an aggregate notional value of $3,052,508,700. Index FX held no long or short foreign currency positions at September 30, 1995.

     At September 30, 1996, the Index FX foreign currency business was transacted with various counterparties including several international financial institutions.

NOTE 14 - CAPITAL REQUIREMENTS

     Index is subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which Index is a member. As of September 30, 1996, adjusted net capital, as defined of approximately $4,403,400 is approximately $4,153,400 in excess of the minimum required under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

     A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At September 30, 1996, the subsidiary was in compliance with those requirements.

NOTE 15 - CASH FLOWS

     For purposes of reporting cash flows, cash includes non-segregated cash and bank overdrafts, and does not include net segregated or secured cash, as defined, in the Commodity Exchange Act. Interest paid during the three months ended September 30, 1996 and 1995 amounted to $690,400 and $920,600, respectively. The Company made income tax payments in the amount of $35,000 and $1,100,000 during the three months ended September 30, 1996, and 1995, respectively.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE 16 - SUBSEQUENT EVENT

     The Board of Directors is exploring various business opportunities for the Company, now that Index no longer acts as a futures broker. Inventory financing is one of the businesses currently under consideration. In November, 1996, the Company entered into a one-time inventory financing transaction.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended September 30, 1996.

     Jack Carl/312-Futures, Inc. (the "Company") is a holding company and operates its business through its subsidiaries. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International, Inc. ("MINC"). Index Futures Group, Inc. ("Index"), until July 1, 1996, the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. As a result of the Sale of Assets, Index no longer acts as a futures broker for public customers and has withdrawn as a clearing member from all commodity exchanges, where there no longer will be any necessity for it to maintain such status, though it remains a registered futures commission merchant. Index also acted as a registered commodity pool operator through one of its subsidiaries. Index FX, Ltd. ("Index FX"), a British corporation and a subsidiary of Jack Carl/312-Futures, Inc., continues to conduct foreign exchange business. Index FX commenced trading operations in October, 1995. The other subsidiaries of Jack Carl/312-Futures, Inc. and Index currently have minimal operations.

Liquidity and Capital Resources
-------------------------------

     Index, because it remains a non-clearing futures commission merchant, is still subject to minimum capital requirements adopted and administered by various exchanges and regulatory bodies. Among these are requirements for non-clearing futures commission merchants, that do not hold customer funds, to maintain $250,000 minimum net capital. Throughout the three months ended September 30, 1996, Index exceeded the net capital requirements of the Commodity Futures Trading Commission ("CFTC"). As of September 30, 1996, Index's regulatory capital exceeded the minimum net capital requirement by $4,153,400.

     The Company, at September 30, 1996, had $5,490,000 in notes payable to related parties maturing January 31, 1997. The Company during the quarter repaid $900,000 of notes payable. The Company also had a $4,000,000 revolving subordinated debt line of credit which was repaid in full in August, 1996, and the line was cancelled. The ability to refinance its debt depends on the lenders' desire to continue such loans with the Company.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     The Company has historically satisfied its capital needs from subordinated loans, notes payable and proceeds from the issuance of stock. The Company, since inception through September 30, 1996, has realized approximately $8,930,000 from the issuance of stock. It is anticipated that the Company's short-term and long-term capital needs will be primarily satisfied through loans and operations as well as from the proceeds of the issuance of stock.

     The Company, during the three months ended September 30, 1996, generated approximately $4,594,000 cash from operating activities and $1,077,800 from investing activities. The majority of the cash generated by operations and investing activities is due to the Sale of Assets. Such cash was primarily used to repay subordinated loans and notes payable.

     Total stockholders' equity increased $234,200 to $6,450,700 at September 30, 1996, from $6,216,500 at June 30, 1996. The increase in stockholders' equity is the result of the net income and the foreign currency translation adjustment for the period.

     The majority of the Company's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation and other operating expenses.

Results of Operations
---------------------

     Effective July 1, 1996, Index sold, transferred and assigned to MINC substantially all of the brokerage accounts maintained by Index together with all positions, securities, and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. As a result of this transaction, Index no longer acts as a futures broker for public customers. Therefore, comparisons of operations for the periods ending September 30, 1996 and 1995 are of little value. The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income, as defined in the sales agreement, of the transferred activities during the sixty-six month period following the sale. Such revenue is recorded as other income.

     The Company, during the period ended September 30, 1995, organized Index FX, located in London, England to conduct foreign exchange business. Index FX commenced trading operations in October, 1995; however, it incurred start up costs during the three months ended September 30, 1995. Due to international tax

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


laws, the income tax benefit resulting from the loss generated by Index FX during the three months ended September 30, 1995, cannot be consolidated to reduce the Company's overall tax liability. The revenue generated by Index FX is recorded as trading gains.

     Total revenues for the quarter ended September 30, 1996 are $2,585,000 compared to $9,718,400 for the quarter ended September 30, 1995.

     Commission revenue and interest income decreased because Index no longer acts as a futures broker and transferred to MINC the assets related to such business.

     Trading gains increased by $900,000 during the quarter ended September 30, 1996, compared to the same period a year ago. Included in trading gains in 1996 is the revenue from Index FX which began trading operations in October, 1995.

     Other revenue also increased, by $992,500 during the quarter ended September 30, 1996, compared to the same period a year ago. Included in other revenue in 1996 is a one time gain of $664,000 on the sale of clearing corporation stock, a $22,300 loss from the sale of exchange memberships, and $375,500 from the Sale of Assets. The revenue from the Sale of Assets is based on a percentage of net income of the transferred activities for the quarter ended September 30, 1996. The Company is in the process of selling its remaining exchange memberships and will record gains or losses from such sales in future periods.

     Total expenses for the quarter ended September 30, 1996, are $2,167,400 compared to $9,728,700 for the quarter ended September 30, 1995. The decrease in all expense classifications is the result of the Sale of Assets and because Index no longer acts as a futures broker. The expenses for the quarter ended September 30, 1996, reflect the ongoing expenses of Index FX, ongoing expenses for Jack Carl/312-Futures, Inc. and Index, transitional expenses from the Sale of Assets and minimal expenses for other subsidiaries. Management believes that certain expenses will decrease further in the future as the transitional employees leave the Company.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     The Board of Directors is exploring various business opportunities for the Company, now that Index no longer acts as a futures broker. Inventory financing is one of the businesses currently under consideration. In November, 1996, the Company entered into a one-time inventory financing transaction.

     Also, subsequent to September 30, 1996 and pursuant to the Sale of Assets agreement, Index FX, Ltd. has changed its name to IFX, Ltd. Jack Carl/312-Futures, Inc. and Index Futures Group, Inc., also pursuant to the Sale of Assets agreement, must change their names. However, new names have yet to be selected for these entities.

     As a result of the aforementioned revenues and expenses, net income for the quarter ended September 30, 1996 is $265,400 or less than $.01 per share compared to a net loss of $54,700 or less than $.01 per share for the same period a year ago.

                                                                    Exhibit 11.1


                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER COMMON SHARE

                                              Three Months Ended
                                                 September 30,
                                           -------------------------
                                              1996          1995
                                           -----------   -----------
PRIMARY
-------
EARNINGS (LOSS)

Net income (loss)                          $   265,400   $   (54,700)

Deduct assumed dividends on Class A
  preferred stock                              (10,000)      (10,000)
                                           -----------   -----------
Net income (loss) applicable to
  common stock                             $   255,400   $   (64,700)
                                           ===========   ===========
SHARES

Weighted average number of common
  shares outstanding                        33,624,530    33,688,308
                                           ===========   ===========
Primary earnings (loss) per common share:

Net income (loss)                          $       .01   $      (.00)
                                           ===========   ===========

                                                                    Exhibit 11.1

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER COMMON SHARE

                                              Three Months Ended
                                                 September 30,
                                           -------------------------
                                              1996          1995
                                           -----------   -----------
ASSUMING FULL DILUTION
----------------------
EARNINGS (LOSS)

Net income (loss)                          $   265,400   $   (54,700)
                                           ===========   ===========

SHARES

Weighted average number of common
  shares outstanding                        33,624,530    33,688,308
                                           ===========   ===========

Earnings (loss) per common share
  assuming full dilution:

Net income (loss)                          $       .01   $      (.00)
                                           ===========   ===========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                              SEPTEMBER 30, 1996


Item 6. Exhibits and Reports on Form 8-K

(a) Immediately following this page is an Exhibit Index setting forth the exhibits to this Quarterly Report on Form 10-Q and the page number in the sequential numbering system where such exhibits can be found.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 1996.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX


                                                                   Page
                                                                   -----

(11)  Statement re:  Computation of per share earnings             26-27

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



                                       Jack Carl/312-Futures, Inc.
                                       ---------------------------
                                               (Registrant)



Dated:  November 13, 1996              By:  /S/ ALLYSON LAACKMAN
                                            ------------------------------
                                            Allyson Laackman
                                            Chief Financial Officer