Form 10-K/A
period 1996-06-30
CARL JACK 312 FUTURES INC
filed 1997-01-02
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended June 30, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition Period From _______________ to ________________

Commission file number 0-15187
                       -------

                          Jack Carl/312-Futures, Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       36-3399452
--------------------------------              -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

          200 West Adams Street, Chicago, Illinois            60606
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

              This is page 1 of 170 sequentially numbered pages.

                                    PART I
                                    ------

Item 1 - Business
-----------------

(a)    General Development of Business.
---------------------------------------

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

     Effective at the close of business July 1, 1996, Burton J. Meyer, formerly President of the Registrant, became an executive of MINC and as of that date resigned all his positions with the Registrant and its subsidiaries. Because of his expertise in operating the business transferred to MINC and the necessity for the continued success of that business to maximize the purchase price to be received by Index, it was a condition precedent to consummation of the transaction by the Registrant that Mr. Meyer enter into an employment agreement with MINC acceptable to him. Accordingly, Mr. Meyer entered into an employment agreement with an initial term expiring June 30, 1998 to serve as President of the Jack Carl Futures Discount Division of MINC and as a Managing Director of the MINC Group Brokerage Division in charge of the activities transferred from Index to MINC. Under the employment agreement, Mr. Meyer is to receive a base salary of $300,000 per year and an annual incentive bonus based on the profitability of MINC's operations under his direction.

     In terminating Mr. Meyer's employment agreement, the Board of Directors authorized the Registrant to pay Mr. Meyer severance in the amount of $316,100. Mr. Meyer will be paid an additional $316,100 by the Registrant if he leaves the employ of MINC, voluntarily or involuntarily, before the expiration of twelve months. In addition, in connection with such termination by the Registrant and as an additional inducement to Mr. Meyer to accept employment with MINC, the Board of Directors of the Registrant, on November 7, 1996 reissued to Mr. Meyer options to purchase 1,250,000 shares of the Registrant's common stock at an option price of $.24 per share. The original five year option to purchase 1,250,000 shares of the Registrant's common stock at an option price of $.24 per share was granted to Mr. Meyer on February 28, 1994 and contained an early termination if Mr. Meyer no longer is employed by the Registrant. The original option agreement terminated July 1, 1996 upon Mr. Meyer's employment with MINC.

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

     Effective July 1, 1996, the Registrant's revenue stream will primarily consist of the net income of the transferred activities, as defined in the Sale of Assets agreement, interest on its capital and income from operations of Index FX, Ltd. An unaudited pro forma consolidated statement of financial condition as of June 30, 1996 and an unaudited pro forma consolidated statement of operations for the year ended June 30, 1996 are included as part of the Registrant's financial statements. These pro forma financial statements represent the Registrant's unaudited financial position as of June 30, 1996 and the unaudited results of operations for the year ended June 30, 1996 as if the Sale of Assets had taken place on July 1, 1995.

(b)    Narrative Description of Business.
-----------------------------------------

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


Item 2 - Properties
-------------------

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


Item 3 - Legal Proceedings
--------------------------

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

     Notwithstanding that, the following matters are ordinary and routine litigation incidental to the business, the Registrant believes it appropriate to set forth the following information:

     On September 29, 1992, the CFTC filed an administrative action against Index alleging that on or about October 24, 1989, Index violated certain sections of the Commodity Exchange Act and CFTC Regulations alleging the conversion of funds of a commodity pool, and failure to properly segregate and separately account for, treat and deal with customer funds. In April, 1994, Index, without admitting or denying the allegations, paid a $100,000 penalty to the CFTC, settling the administrative action. In a related action in the United States District Court for the Northern District of Illinois entitled CFTC v.
                                                                     -------
Tobin, et al; John Troelstrup, Equity Receiver v. Index Futures Group, Inc. (89
---------------------------------------------------------------------------
C 8576), the equity receiver of the alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. Supplemental Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit on June 28, 1996. The Seventh Circuit has yet to rule on whether this case may be appealed.

     Index was also defending against a Demand for Arbitration (Klein v. Index
                                                                --------------
Futures Group, Inc. and Jay Tuch, 95-ARB-29) filed on March 20, 1995, before the
--------------------------------
National Futures Association ("NFA"). The claimant, a former client, was seeking damages of $1,000,000, alleging misrepresentation of risk and unauthorized trading. In July, 1996, an arbitration panel entered an award of no damages for the claimant.

     In Arnold and Edith Katzowski v. Philip B. Jones and Index Futures Group,
        ----------------------------------------------------------------------
Inc., (E.D. Pa. No. 95-CV-1181), Index defended a complaint filed by former
----
partners of a general partnership which cleared its trades at Index. The plaintiffs alleged that the general partner, a co-defendant, defrauded them by failing to disclose risks and misrepresenting account performance. Index is alleged to have aided and abetted the general partner by permitting him to act as a Commodity Pool Operator without proper registration and by furnishing account statements and other account data to the general partner which were then altered by the general partner and used to defraud plaintiffs. Plaintiffs' actual losses were approximately $157,000. This case was settled in November, 1995 for $25,000.

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

                                    PART II
                                    -------

Item 5 - Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters
-------------------

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


Type of                       Quarter
Security                       Ended            High Trade        Low Trade
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


Type of
Security          Period                  High Trade          Low Trade
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


Item 6 - Selected Financial Data
--------------------------------

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations for the Year Ended
--------------------------------
June 30, 1996
-------------

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

     Effective July 1, 1996, the Registrant's revenue stream will primarily consist of the net income of the transferred activities, as defined in the Sale of Assets agreement, interest on its capital and income from operations of IFX. An unaudited pro forma consolidated statement of financial condition as of June 30, 1996 and an unaudited pro forma consolidated statement of operations for the year ended June 30, 1996 are included as part of the Registrant's financial statements. These pro forma financial statements represent the Registrant's unaudited financial position as of June 30, 1996 and the unaudited results of operations for the year ended June 30, 1996 as if the Sale of Assets had taken place on July 1, 1995.

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

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     For financial information, see the financial statements and notes thereto set forth at Item 14 hereof.


Item 9 - Changes In and Disagreements With Accountants On Accounting and
------------------------------------------------------------------------
Financial Disclosures
---------------------

     The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its accountants in fiscal 1996 or 1995.


                                   PART III
                                   --------

Item 10 - Directors and Executive Officers
------------------------------------------

     The Directors and Executive Officers of the Registrant as of June 30, 1996 were as follows:


         Name                  Age                  Office
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

Item 11 - Executive Compensation
--------------------------------

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


                                                    SUMMARY COMPENSATION TABLE
                                                        Annual Compensation
                                           --------------------------------------------
                                                                                           Long Term
                                                                                          Compensation
                                                                                          ------------
Name and                      Year                                       Other               Option
Principal                     Ended                                      Annual              Awards          All Other
Position                     June 30,     Salary        Bonus          Compensation         (Shs) (5)        Compensation
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

                                                   OPTION GRANTS IN FISCAL 1996

Individual Grants
----------------------------------------------------------------------------------------------------

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
                              Options            Employees in          Exercise           Expiration
Name                          Granted            Fiscal Year            Price                Date             5%           10%
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

                                                                                                           Value of
                                                                                    Number of            Unexercised
                                                                                   Unexercised          In-the-Money
                                                                                   Options at            Options at
                                       Shares Acquired                            June 30, 1996         June 30, 1996
                                         on Exercise            Value             Exercisable/          Exercisable/
Name                                                           Realized           Unexercisable         Unexercisable
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

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

                                                          Approximate
                                    Amount and Nature of    Percent
          Name                      Beneficial Ownership    of Class
--------------------------          --------------------  ------------

Lee S. Casty   (1) (2) (3)                16,164,453        48.07%

Burton J. Meyer(4) (7) (8)                 2,321,074         6.78%

Joel M. Eidelstein                           127,975          .38

George A. Myers                                3,666          .01

Allyson D. Laackman    (5)                   125,000          .37

Michael J. Moss        (7)                 1,801,063         5.36

Philip A. Tanzar   (6) (7) (9)                25,000          .07

All officers and directors
  as a group (5 persons)                     306,641          .91

(1) Does not give effect to 400,000 shares of Class A Preferred Stock, $1.00 par value, one vote per share, beneficially owned by Mr. Casty and constituting 100% of the issued and outstanding Class A Preferred Stock of the Registrant. By giving effect to one vote per share of the Class A Preferred Stock the percentage of the total number of votes that can be cast by Mr. Casty will increase.
(2) Mr. Casty may be deemed a parent and promoter of the Registrant as those terms are defined under the Securities Act of 1933, as amended.
(3) c/o French-American Securities, Inc., 200 West Adams Street, Suite 1500, Chicago, Illinois 60606.
(4) Includes 600,000 exercisable options, of which beneficial ownership can be acquired. Does not include 1,250,000 options which terminated July 1, 1996, upon Mr. Meyer's employment with MINC. As part of the resolution of matters concerning Mr. Meyer's employment agreement such options were reissued by the Board of Directors on November 7, 1996.
(5) Includes 125,000 exercisable options, of which beneficial ownership can be acquired.
(6) Includes 25,000 exercisable options, of which beneficial ownership can be acquired.
(7)  Ceased to be an executive officer effective July 1, 1996.
(8)  Resigned as Director effective close of business July 1, 1996.
(9)  Resigned as a Director effective October 1, 1996.

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

Item 13 - Certain Transactions
------------------------------

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

                                    PART IV
                                    -------

Item 14 - Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8-K
--------

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:

     The following financial statements are attached to this Form 10-K commencing on page 41.
                                                            Page
                                                            ----

Jack Carl/312-Futures, Inc:

  Report of Independent Public Accountants                    41

  Consolidated Statements of Financial Condition
    as of June 30, 1996 and 1995                              42

  Consolidated Statements of Operations for the Years
    Ended June 30, 1996, 1995 and 1994                        43

  Consolidated Statements of Changes in Stockholders'
    Equity for the Years Ended June 30, 1996, 1995 and
    1994 as Restated for the One-For-Four Reverse Split of
    Common Stock                                              44

  Consolidated Statements of Changes in Liabilities
    Subordinated to Claims of General Creditors for
    the Years Ended June 30, 1996, 1995 and 1994              45

  Consolidated Statements of Cash Flows for the Years
    Ended June 30, 1996, 1995 and 1994                        46

  Notes to Consolidated Financial Statements                  48

  Unaudited Pro Forma Consolidated Statement of Financial
    Condition as of June 30, 1996                             65

  Unaudited Pro Forma Consolidated Statement of Operations
    for the Year Ended June 30, 1996                          66

  Notes to Unaudited Pro Forma Consolidated Statements
    of Financial Condition and Operations                     67

E.D. & F. Man International Inc.:

  Report of Independent Accountants                           69

  Consolidated Statement of Financial Condition
    as of March 31, 1996                                      70

  Consolidated Statement of Operations for the Year Ended
    March 31, 1996                                            71

  Consolidated Statement of Changes in Subordinated
    Liabilities for the Year Ended March 31, 1996             72

  Consolidated Statement of Changes in Stockholder's Equity
    for the Year Ended March 31, 1996                         73

  Consolidated Statement of Cash Flows for the Year Ended
    March 31, 1996                                            74

  Notes to Consolidated Financial Statements                  75

  Supplemental Information                                    82

(2)  Schedules
     ---------

  Schedule II - Valuation and qualifying accounts             88

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

                    The following exhibits are filed herewith:

       10.42 Employment agreement, dated December 31, 1995, between Jack Carl/312-Futures, Inc. and Philip A. Tanzar

       10.43 Heads of Agreement, dated July 19, 1995 between Jack Carl/312-Futures, Inc., Simon Drabble, Graham Wellesley and Lorenzo Naldini

       10.44 Service Agreement, dated July 19, 1995 between Index Forex Limited and Simon Drabble, Graham Wellesley and Lorenzo Naldini

       10.45 Service Agreement dated September 1, 1995 between Index FX Limited and Simon Drabble

       10.46 Service Agreement dated November 13, 1995 between Index FX Limited and Graham Wellesley

       10.47 Service Agreement dated November 13, 1995 between Index Forex Limited and Lorenzo Naldini

       10.48 Letters containing terms of employment dated October 12, 1995 and October 27, 1995 between Index FX Limited and Barrie J. Swift

       10.49 Letter containing terms of employment dated February 6, 1996 between Index FX Ltd and Figen Yardimci

       10.50 Letter containing terms of employment dated March 19, 1996 between Index FX Limited and Charles Owens

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


                          JACK CARL/312-FUTURES, INC.
--------------------------------------------------------------------------------

By:                        /S/ ALLYSON D. LAACKMAN
--------------------------------------------------------------------------------
            Allyson D. Laackman, Chief Financial Officer


Date:  December 30, 1996

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Allyson D. Laackman his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign this Form 10-K/A and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                     Date
---------                -----                     ----


/S/ ALLYSON D. LAACKMAN  Chief Financial Officer   December 30, 1996
----------------------
Allyson D. Laackman


/S/ JOEL M. EIDELSTEIN   Director                  December 30, 1996
----------------------
Joel M. Eidelstein


/S/ GEORGE A. MYERS      Director                  December 30, 1996
----------------------
George A. Myers

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

     The Company has entered into employment agreements which expire at varying dates through fiscal 1998 with certain of its employees, providing for aggregate minimum annual payments for the years ending June 30, 1997 and 1998 of approximately $336,400 and $204,500, respectively.

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
            PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 JUNE 30, 1996

                                  (Unaudited)

                                                                                         Pro Forma
                                                                                        Adjustments
                                                                               ------------------------------
                                                                 1996          E.D. & F. Man                           1996
                                                              Historical           Sale              Other           Pro Forma
                                                             ------------      -------------      -----------       -----------
                        ASSETS
Cash                                                         $  1,587,300      $      77,000      $  (900,000)      $   764,300(8)
Cash segregated or secured under Commodity Exchange Act         2,009,500         (2,009,500)              -                 -
U.S. Government obligations                                   144,328,800       (132,815,300)      (1,952,600)        9,560,900(8)
Other short term investments                                   28,856,100                 -                -         28,856,100
Deposits with clearing organizations                           43,488,500        (43,488,500)(3)           -                 -
Warehouse receipts                                                959,500           (959,500)              -                 -
Receivables:
  Brokers and Dealers                                           2,291,900         (2,291,900)              -                 -
  Clearing organizations                                       12,383,200        (12,383,200)              -                 -
  Customers                                                     1,138,400           (598,900)              -            539,500
  Affliliates                                                       1,000                 -                -              1,000
  Other                                                         1,061,800           (177,600)         705,600 (2)     1,589,800
  Less - Allowance for doubtful accounts                         (409,300)                -                -           (409,300)
Notes receivable                                                  627,200                 -                -            627,200
Exchange memberships, at cost (market value of $960,400)          781,300                 -          (781,300)(4)            -
Furniture, equipment, and leasehold improvements, net of
  accumulated depreciation and amortization of $2,213,400         279,500            (77,000)              -            202,500
Other assets                                                      503,000                 -          (134,800)          368,200
                                                             ------------      -------------      -----------       -----------
          Total                                              $239,887,700      $(194,724,400)     $(3,063,100)      $42,100,200
                                                             ============      =============      ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
  Clearing organizations                                     $    165,900      $    (165,900)     $        -        $        -
  Customers                                                   216,705,300       (189,884,000)              -         26,821,300
  Officers and employees                                        2,865,000         (1,514,300)              -          1,350,700
Accounts payable and accrued expenses                           3,545,000         (2,132,800)          49,500 (5)     1,461,700
Notes payable                                                   6,390,000                 -          (900,000)(6)     5,490,000
                                                             ------------      -------------      -----------       -----------
     Total                                                    229,671,200       (193,697,000)        (850,500)       35,123,700
                                                             ------------      -------------      -----------       -----------
Liabilities subordinated to claims of general creditors         4,000,000                 -        (4,000,000)(7)            -
                                                             ------------      -------------      -----------       -----------
Stockholders' equity
  Class A preferred stock, $1 par value;  10% cumulative,
    redeemable, 400,000 shares authorized and outstanding         400,000                 -                -            400,000
  Common stock, $.004 par value; 150,000,000 shares
    authorized, 33,624,530 shares issued and outstanding          134,500                 -                -            134,500
  Paid-in capital                                               8,395,300                 -                -          8,395,300
  Retained deficit                                             (2,698,800)        (1,027,400)(1)    1,787,400(2,3,4) (1,938,800)
  Cumulative translation adjustment                               (14,500)                -                -            (14,500)
                                                             ------------      -------------      -----------       -----------
     Total stockholders' equity                                 6,216,500         (1,027,400)       1,787,400         6,976,500
                                                             ------------      -------------      -----------       -----------
          Total                                              $239,887,700      $(194,724,400)     $(3,063,100)      $42,100,200
                                                             ============      =============      ===========       ===========

--------------------

(1) 1996 restructuring charge, net of tax, was adjusted to retained earnings as of the end of fiscal 1995.

(2) $1,612,800 of other income is the estimated pre-tax revenue from the Sale of Assets to MINC, which was based upon 1996 actual trading levels, commission revenue, commission expense, brokerage and clearing costs and production expenses. The general administrative expenses used in this calculation were based on the highest level permitted under the sales agreement and 1996 actual trading levels. Actual results may be significantly higher or lower if these assumptions do not hold true. The $705,600 other receivable is the Company's estimated receivable from the Sale of Assets to MINC.

(3) $664,000 of other income is the assumed pre-tax gain on the sale of clearing corporation stock in July, 1995. The proceeds were assumed to have been reinvested. (Actual sale occurred in July, 1996.)

(4) $179,100 of other income is the assumed pre-tax gain on the sale of all exchange memberships in November, 1995. The proceeds were assumed to have been reinvested. (The sale prices were assumed to be the market values at the end of June, 1996. The actual gain may be higher or lower if the market values increase or decrease.)

(5) Restructuring charge liabilities were assumed to have been paid in 1996.

(6) $900,000 of notes payable were assumed repaid in September, 1995. (Actual repayment was September, 1996.)

(7) $4,000,000 of subordinated loans were assumed repaid at the beginning of August, 1995. (Actual repayment was the beginning of August, 1996.)

(8) The statement of financial condition assumes that most cash generated by the Sale of Assets was reinvested in U.S. Government obligations, with a nominal level of cash for operating expenses. Other such balances reflect the on-going balances of Index FX.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JUNE 30, 1996

                                  (Unaudited)

                                                                                  Pro Forma
                                                                                 Adjustments
                                                                        -----------------------------
                                                          1996          E.D.& F. Man                             1996
                                                       Historical           Sale             Other              Pro Forma
                                                       -----------      ------------      -----------          -----------
Revenues:
  Commissions                                          $30,606,500      $(30,606,500)     $        -           $        -
  Interest                                               7,920,800        (6,751,300)        (156,100)(2)        1,013,400
  Trading gains, net                                     2,411,400          (352,600)              -             2,058,800(10)
  Other                                                    196,200          (196,200)       2,455,900 (3,4,5)    2,455,900
                                                       -----------      ------------      -----------          -----------
    Total revenues                                      41,134,900       (37,906,600)       2,299,800            5,528,100
                                                       -----------      ------------      -----------          -----------
Expenses:
  Commissions, floor brokerage and clearing costs       16,825,600       (16,704,800)              -               120,800
  Compensation and related benefits                     10,536,500        (9,297,800)              -             1,238,700(8)
  Interest                                               4,238,900        (2,559,400)        (408,400)(6,7)      1,271,100
  Communications                                         2,066,800        (1,753,500)              -               313,300
  Business promotion                                     2,173,900        (1,949,700)              -               224,200
  Rent and other occupancy costs                         1,546,300        (1,132,400)              -               413,900
  Professional and consulting fees                         670,400          (380,900)              -               289,500
  Depreciation                                             320,800          (256,100)              -                64,700
  Amortization of goodwill                                  53,600           (53,600)              -                    -
  Doubtful accounts expense (benefit)                      140,600           (96,300)              -                44,300
  Other                                                  2,312,200        (2,165,500)              -               146,700
  Restructuring charge, net                              1,556,500        (1,556,500)(1)           -                    -
                                                       -----------      ------------      -----------          -----------
    Total expenses                                      42,442,100       (37,906,500)        (408,400)           4,127,200(9)
                                                       -----------      ------------      -----------          -----------
Income (loss) before income taxes                       (1,307,200)             (100)       2,708,200            1,400,900
Income tax expense (benefit)                              (174,100)         (166,100)         920,800              580,600
                                                       -----------      ------------      -----------          -----------
Net income (loss)                                       (1,133,100)          166,000        1,787,400              820,300

Assumed cumulative dividend on Class A
  preferred stock                                          (40,000)               -                -               (40,000)
                                                       -----------      ------------      -----------          -----------

Net income (loss) applicable to common stock           $(1,173,100)     $    166,000      $ 1,787,400          $   780,300
                                                       ===========      ============      ===========          ===========

Primary earnings (loss) per share, restated for reverse split:

  Net income (loss)                                    $      (.03)     $        .00      $       .05          $       .02
                                                       ===========      ============      ===========          ===========

  Weighted average number of shares outstanding         33,721,179        33,721,179       33,721,179           33,721,179
                                                       ===========      ============      ===========          ===========

Fully diluted earnings (loss) per share, restated for reverse split:

  Net income (loss)                                    $      (.03)     $        .00      $       .05          $       .02
                                                       ===========      ============      ===========          ===========

  Weighted average number of shares outstanding         33,721,179        33,721,179       33,721,179           33,721,179
                                                       ===========      ============      ===========          ===========

------------------

(1) 1996 restructuring charge was adjusted to retained earnings as of the end of fiscal 1995.

(2)  A 5.25% interest rate was assumed for interest income on liquidated assets.

(3) $1,612,800 of other income is the estimated pre-tax revenue from the Sale of Assets to MINC, which was based upon 1996 actual trading levels, commission revenue, commission expense, brokerage and clearing costs and production expenses. The general administrative expenses used in this calculation were based on the highest level permitted under the sales agreement and 1996 actual trading levels. Actual results may be significantly higher or lower if these assumptions do not hold true.

(4) $664,000 of other income is the assumed pre-tax gain on the sale of clearing corporation stock in July, 1995. The proceeds were assumed to have been reinvested. (Actual sale occurred in July, 1996.)

(5) $179,100 of other income is the assumed pre-tax gain on the sale of all exchange memberships in November, 1995. The proceeds were assumed to have been reinvested. (The sale prices were assumed to be the market values at the end of June, 1996. The actual gain may be higher or lower if the market values increase or decrease.)

(6) $900,000 of notes payable were assumed repaid in September, 1995. (Actual repayment was September, 1996.)

(7) $4,000,000 of subordinated loans were assumed repaid at the beginning of August, 1995. (Actual repayment was the beginning of August, 1996.)

(8) Compensation and related benefits reflects three months of transitional costs, followed by nine months of on-going, reduced expenditures.

(9) Other expenses reflect nominal estimated on-going expenses of Index as well as actual 1996 expenditures for Index FX.

(10) Trading gains reflect the revenue generated by Index FX.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF
                      FINANCIAL CONDITION AND OPERATIONS

                                 JUNE 30, 1996


(1) The pro forma statement of financial condition represents the unaudited financial position of Jack Carl/312-Futures, Inc. and Subsidiaries at June 30, 1996 adjusted as if the agreement to sell, transfer and assign to E.D.& F. Man International Inc. substantially all of the brokerage accounts mantained by Index, together with all positions, securities, and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities ("Sale of Assets") had taken place on July 1, 1995. The pro forma statement of operations represents the unaudited results of operations for the year ended June 30, 1996, adjusted as if the Sale of Assets had taken place on July 1, 1995. These statements have been prepared from the historical financial statements of the Company.

(2) The pro forma statement of financial condition includes adjustments of the historical financial information to reflect (1) the reclassification of the 1996 restructuring charge to retained earnings as of the end of fiscal 1995; (2) recording an estimated $1,612,800 from the Sale of Assets, $664,000 from the sale of clearing corporation stock and an estimated $179,100 from the sale of exchange memberships; (3) the assumption that the restructuring charge liabilities were paid in 1996; (4) the assumed repayment of $900,000 of notes payable and $4,000,000 of subordinated debt; (5) the assumption that most cash generated by the Sale of Assets, and the sale of clearing corporation stock and exchange memberships was invested in U.S. Government obligations, with a nominal level of cash for operating expenses; (6) the assumption that the payment of liabilities were made from cash or the liquidation of U.S. Government obligations, and (7) the reclassification of certain assets and liabilities to conform with the Company's accounting policy.

(3) The pro forma statement of operations includes adjustments of the historical financial information to reflect (1) the reclassification of the 1996 restructuring charge to retained earnings as of the end of fiscal 1995; (2) recording, as other income, of an estimated $1,612,800 from the Sale of Assets, $664,000 from the sale of clearing corporation stock and an estimated $179,100 from the sale of exchange memberships; (3) the assumption of a 5.25% interest rate for interest income; (4) the assumed repayment of $900,000 of notes payable and $4,000,000 of subordinated debt; (5) compensation and related benefits reflects three months of transitional costs, followed by nine months of on-going reduced expenditures; (6) other expenses reflect nominal estimated on-going expenses of Index as well as actual expenditures for Index FX, and (7) income taxes or benefits that would have occurred.

(4) In the opinion of management, all material adjustments necessary for a fair presentation of the pro forma results of operations for the year ended June 30, 1996 have been reflected. The pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the Sale of Assets actually taken place on July 1, 1995.

                       CONSOLIDATED FINANCIAL STATEMENTS
                         AND SUPPLEMENTAL INFORMATION
                         ----------------------------

                        E. D. & F. MAN INTERNATIONAL INC.
                        --------------------------------

                           YEAR ENDED MARCH 31, 1996
                           -------------------------
                      (Confidential Treatment Requested)

                       Report of Independent Accountants
                       ---------------------------------

May 30, 1996

Board of Directors
E. D. & F. Man International Inc.
(a wholly owned subsidiary of E. D. & F. Man Inc.)

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in subordinated liabilities, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of E. D. & F. Man International Inc. and its subsidiaries at March 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Supplemental Information is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Regulation 1.10 of the Commodity Exchange Act and Rule 17a-5 under the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                       E. D. & F. MAN INTERNATIONAL INC.
                       ---------------------------------

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------

                                MARCH 31, 1996
                                --------------
                                (in thousands)


Assets
------
Cash                                                                  $  7,142
Cash segregated under federal regulation                                 2,371
Due from brokers, dealers and clearing organizations                   131,745
Due from customers and noncustomers                                     28,614
Due from affiliates                                                      3,353
Securities purchased under agreements to resell                        715,742
Securities owned
  U.S. Government securities                                            31,098
  Other marketable securities                                            6,132
  Not readily marketable, at estimated fair value                          421
Memberships in exchanges, at cost
 (market value of $14,724)                                              10,040
Furniture, equipment, and leasehold improvements,
 net of accumulated depreciation of $2,929                               2,893
Other assets                                                             4,038
                                                                      --------
Total assets                                                          $943,589
                                                                      ========

Liabilities and stockholder's equity
------------------------------------

Liabilities:
Due to brokers, dealers and clearing organizations                    $ 17,003
Due to customers and noncustomers                                      758,922
Due to affiliates                                                        8,224
Accounts payable and accrued liabilities                                29,932
                                                                      --------
                                                                       814,081
Subordinated debt                                                      123,000
                                                                      --------
Total liabilities                                                      937,081
                                                                      --------
Stockholder's equity:
Common stock                                                               350
Additional paid-in capital                                               4,900
Retained earnings                                                        1,258
                                                                      --------
Total stockholder's equity                                               6,508
                                                                      --------
Total liabilities and stockholder's equity                            $943,589
                                                                      ========

   The accompanying notes are an integral part of these statements.

                       E. D. & F. MAN INTERNATIONAL INC.
                       ---------------------------------


                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------


                           YEAR ENDED MARCH 31, 1996
                           -------------------------

                                (in thousands)

Revenues
--------
Commissions                                                            $103,244
Interest                                                                 16,380
Other                                                                     8,044
                                                                       --------
                                                                        127,668
                                                                       --------
Expenses
--------
Sales commissions                                                        14,252
Floor brokerage, clearing and exchange fees                              51,267
Employee compensation and benefits                                       24,846
Occupancy and equipment costs                                             3,472
Depreciation and amortization                                             1,215
Communications                                                            6,431
Office and data processing                                                3,303
Professional services                                                     2,019
Interest                                                                 12,690
Other                                                                     9,030
                                                                       --------
                                                                        128,525
                                                                       --------
Loss before taxes                                                          (857)
Income tax expense                                                          198
                                                                       --------
Net loss                                                               $ (1,055)
                                                                       ========

                       E. D. & F. MAN INTERNATIONAL INC.
                       ---------------------------------

         CONSOLIDATED STATEMENT OF CHANGES IN SUBORDINATED LIABILITIES
         -------------------------------------------------------------

                           YEAR ENDED MARCH 31, 1996
                           -------------------------
                                (in thousands)


Subordinated debt at April 1, 1995                                   $112,500

  Borrowings                                                           28,500
  Repayments                                                          (18,000)
                                                                     --------

Subordinated debt at March 31, 1996                                  $123,000
                                                                     ========

       The accompanying notes are an integral part of these statements.

                       E. D. & F. MAN INTERNATIONAL INC.
                       ---------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
           ---------------------------------------------------------

                           YEAR ENDED MARCH 31, 1996
                           -------------------------
                                (in thousands)





                                             Additional
                                     Common    Paid-in  Retained
                                     Stock     Capital  Earnings    Total
                                   ----------  -------  ---------  --------

Balance at April 1, 1995            $     350   $4,900   $ 4,331   $ 9,581
    Net loss                                -        -    (1,055)   (1,055)
    Dividend paid to E. D. & F.
      Man, Inc.                             -        -    (2,018)   (2,018)
                                   ----------  -------   -------   -------
Balance at March 31, 1996           $     350   $4,900   $ 1,258   $ 6,508
                                   ==========  =======   =======   =======




       The accompanying notes are an integral part of these statements.

                       E. D. & F. MAN INTERNATIONAL INC.
                       ---------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                              YEAR ENDED MARCH 31, 1996
                              -------------------------
                                   (in thousands)

Cash flows from operating activities
------------------------------------
Net loss                                                                  $  (1,055)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                               1,093
  Gain on sale of exchange memberships and stock                               (308)
  Deferred tax benefit                                                         (122)
  Other                                                                         799
  Decrease in cash segregated under federal regulation                        6,475
  Increase in due from brokers, dealers and
   clearing organizations                                                   (66,271)
  Decrease in due from customers                                             24,106
  Decrease in due from affiliates                                            45,912
  Increase in securities purchased under
   agreements to resell                                                    (124,543)
  Decrease in securities owned                                               54,997
  Decrease in other assets                                                    6,275
  Decrease in due to brokers, dealers and
   clearing organizations                                                   (24,998)
  Decrease in due to affiliates                                             (77,564)
  Increase in due to customers                                              142,686
  Decrease in accounts payable and accrued liabilities                       (3,930)
                                                                          ---------
Net cash used in operating activities                                       (16,448)
                                                                          ---------
Cash flows from investing activities
------------------------------------
  Proceeds from sales of exchange memberships                                 4,234
  Dividend paid                                                              (2,018)
  Purchase of fixed assets, net of disposals                                 (1,847)
                                                                          ---------
Net cash provided by investing activities                                       369
                                                                          ---------

Cash flows provided by financing activities
-------------------------------------------
  Proceeds from subordinated borrowings                                      28,500
  Repayments of subordinated debt                                           (18,000)
                                                                          ---------
Net cash provided by financing activities                                    10,500
                                                                          ---------
Net decrease in cash                                                         (5,579)
Cash at beginning of year                                                    12,721
                                                                          ---------
Cash at end of year                                                       $   7,142
                                                                          =========

Supplemental disclosure of cash flow information
Cash paid during the year:
  Interest                                                                $  12,027
  Income taxes                                                            $     126

  The accompanying notes are an integral part of these financial statements.

                       E. D. & F. MAN INTERNATIONAL INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                MARCH 31, 1996
                                --------------


NOTE 1 - ORGANIZATION:
----------------------

E. D. & F. Man International Inc, ("MINC") is a wholly owned subsidiary of E. D. & F. Man Inc., a United States corporation, whose ultimate parent is E. D. & F. Man Group plc, a United Kingdom corporation.

MINC is registered with the Commodity Futures Trading Commission ("CFTC") as a futures commission merchant and is a member of the National Futures Association, an industry self regulatory agency. MINC is also registered with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD") as a broker-dealer. MINC provides brokerage services to customers and affiliates on United States securities and commodities exchanges and on overseas exchanges through affiliates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------

Consolidation Policy
--------------------

The consolidated financial statements include the accounts of MINC and Geldermann, Inc. ("Geldermann"), a wholly owned subsidiary (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

Revenue Recognition
-------------------

Commission income and the associated direct costs related to customer futures transactions are recognized on a half-turn basis. Customers' securities transactions, and the related revenues and expenses thereon, are recorded on a settlement date basis which does not differ from that which would have been recorded on a trade date basis.

Interest income on U.S. Government securities and securities purchased under agreements to resell is presented net of interest expense related to customers and affiliates of $39,548,300 in the consolidated statement of operations.

U. S. Government Securities
---------------------------

U. S. Government securities are carried at cost plus accrued interest, which approximates market value. Approximately $7,293,900 of these securities represent guarantee deposits maintained at clearing organizations.

Securities Purchased Under Agreements to Resell
-----------------------------------------------

Securities purchased under agreements to resell are carried at the amounts at which the securities will be subsequently resold plus accrued interest, which approximates market value. The securities purchased under agreements to resell are restricted due to segregation requirements of the CFTC. Such reverse repurchase agreements are with several U. S. banking institutions and are collateralized by U. S. Government securities. It is the Company's policy to obtain possession or control of the underlying collateral. The Company monitors the fair value of the securities purchased under these agreements on a daily basis and obtains additional collateral from counterparties as necessary.

Property, Plant and Equipment
-----------------------------

Fixed assets consist of furniture, equipment and leasehold improvements. Furniture and equipment is depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the lease term using the straight-line method.

Benefit Plans
-------------

Eligible employees of MINC are covered by E. D. & F. Man Inc.'s non-contributory defined benefit pension plan. During the year ended March 31, 1996, MINC's allocated pension expense amounted to approximately $1,101,400 which was recognized in the consolidated statement of operations.

Income Taxes
------------

The Company is included in the consolidated federal income tax return of E. D. &
F. Man Inc. Federal income taxes are determined on a separate return basis pursuant to a tax sharing agreement with its parent. The Company accounts for income taxes under the liability method. Under this method, deferred taxes are provided for differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse.

Use of estimates
----------------

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

Goodwill
--------

Goodwill is amortized over 15 years on a straight line basis. Included within goodwill is the excess of the fixed consideration paid or accrued over the estimated fair value of the net assets acquired of Geldermann as well as the capitalization of direct costs associated with the purchase, including severance and lease termination payments and accruals for rental costs related to redundant space and equipment.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of financial instruments approximates fair value except for subordinated debt. Based on the related party nature of the subordinated debt, the fair value of such debt is not considered to be readily determinable.

NOTE 3 - COMMON STOCK
---------------------

At March 31, 1996, the Company's capital shares consist of the following classes:

Class A (Voting), $10 par value; 25,000 shares authorized;
 20,000 shares issued and outstanding                                   $200,000

Class B (Non-Voting), $10 par value; 25,000 shares
 authorized; 15,000 shares issued and outstanding                       $150,000


NOTE 4 - CAPITAL REQUIREMENTS:
------------------------------

MINC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires a broker-dealer that is also registered as a futures commission merchant to maintain adjusted net capital equal to or above the greater of its requirement under paragraph (a)(1)(ii) of Rule 15c3-1, or 4 percent of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder. At March 31, 1996, MINC had adjusted net capital, as defined, of approximately $66,191,900, which was approximately $34,933,000 in excess of the minimum required to be maintained.

Geldermann, Inc. is subject to the net capital requirements of the CFTC. At March 31, 1996 Geldermann, Inc.'s regulatory net capital of approximately $17,603,100 exceeded the minimum net capital requirement by approximately $17,271,500.

MINC and its regulated subsidiaries are subject to certain notification and other provisions of the net capital rules of the SEC and CFTC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals.

NOTE 5 - SEGREGATION OF FUNDS
-----------------------------

The Company is required under the Commodity Exchange Act and the Securities Exchange Act of 1934 to segregate assets at least equivalent to balances due to customers trading in regulated futures and options on futures contracts and U.S. domiciliaries trading on foreign futures markets and trading in securities and options on securities markets, respectively. At March 31, 1996, the Company maintained segregated assets and foreign secured assets, including customer owned securities, as follows:

Pursuant to Commodity Exchange Act:
     Cash                                                            $  2,229,200
     Firm owned securities                                              5,375,300
     Customer owned securities                                        226,296,000
     Securities purchased under agreements to resell                  574,800,200
     Receivables from exchanges and clearing organizations             49,091,700
     Net equities with other futures commission merchants               4,184,000
                                                                     ------------
     Total                                                           $861,976,400
                                                                     ============

Foreign Secured Assets Relating to Foreign Futures Activities:
     Cash                                                            $ 49,706,600
     Firm owned securities                                              1,075,900
     Customer owned securities                                         14,155,400
     Securities purchased under agreements to resell                   70,032,400
     Receivables from exchanges and clearing organizations                 19,300
     Net equities with other futures commission merchants              (2,660,000)
                                                                     ------------
     Total                                                           $132,329,600
                                                                     ============

Pursuant to Securities Exchange Act Requirements:
     Securities purchased under agreements to resell                 $ 23,406,800
                                                                     ============

At March 31, 1996, the Company was in compliance with these segregation requirements.

NOTE 6 - INCOME TAXES:
----------------------

The Company files consolidated Federal, and New York state and City income tax returns with its parent, E. D. & F. Man Inc. The Company also files income tax returns in Illinois and certain other states.

The provision (benefit) for income taxes includes the following:

Current:
 Federal        $ 622,400
 State           (143,100)
 Local           (159,300)
Deferred:
 Federal         (118,000)
 State             (5,700)
 Local              2,100
                ---------
Total           $ 198,400
                =========

The tax benefits relating to state and local income taxes result from the Company's participation in the consolidated returns of its parent.

The difference between the Company's effective tax rate and the statutory federal tax rate principally relates to state and local taxes, certain non-deductible expenses and adjustment to the prior year tax payable amount due to the disallowance of a deduction.

NOTE 7 - RELATED PARTY TRANSACTIONS:
------------------------------------

E. D. & F. Man Inc. provides certain administrative services to the Company. These services include payment of the Company's payroll costs, occupancy costs, equipment rentals, communication costs as well as various other operating expenses. The Company reimburses E. D. & F. Man Inc. for these expenditures.

During the year ended March 31, 1996, the Company was charged $1,992,300 by
E. D. & F. Man Inc. in connection with computer systems, personnel support services, legal, occupancy and other overhead expenses.

The Company enters into various execution and brokerage activities with affiliates on bases determined by management. For the year ended March 31, 1996, the Company earned from affiliates approximately $10,053,900 in commission revenue and was charged by affiliates commission expense of approximately $6,205,500.

The Company paid commitment fees of approximately $1,073,400 to an affiliate for committed bank and credit facilities during the year ended March 31, 1996.

The Company recognized approximately $17,698,000 (including $12,027,000 related to subordinated debt) of interest expense and approximately $6,290,000 in interest income arising from transactions with affiliates during the year ended March 31, 1996.

At March 31, 1996, subordinated borrowings from E. D. & F. Man Group plc total $37,500,000 expiring January 31, 1997, and from E. D. & F. Man Inc. total $85,500,000 expiring as follows:

$5,000,000 on May 31, 1996, $57,000,000 on June 15, 1997, and $23,500,000 on
June 2, 1996. Such borrowings are subordinated to the claims of all present and future creditors and bear interest at prime plus 1%.

The Company has an agreement with the E.D. & F. Man International Ltd. ("MIL") to introduce customers to MIL who desire to purchase or sell London Metals Exchange futures and options contracts. For such contracts, the counterparties are customers of MIL with no obligation of performance by the Company. The Company is reimbursed by MIL for its expenses related to such transactions. The Company also receives a service fee equal to a share of the Net Profits, as defined in the agreement, from such transactions. For the year ended March 31, 1996, the Company received approximately $2,338,000 and approximately $614,000, respectively, for reimbursement of expenses incurred and the service fee.

NOTE 8 - LEASES:

The Company leases certain office premises, equipment and computer hardware for its own use. At March 31, 1996, the minimum annual rental commitment under non-cancelable leases was:

               1997             $ 927,500
               1998             $ 713,900
               1999             $ 733,400
                                ---------
                                                         Total  $2,374,800
                                                                ==========

Rent expenses and sublease rental income for the year ended March 31, 1996, were approximately $1,741,500 and $86,800, respectively.


NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

Off-balance sheet market risk or futures and options positions undertaken by the Company's customers and affiliates is borne by such entities. The Company's operational credit risk is primarily limited to amounts due from brokers, dealers, exchanges, clearing organizations, customers and affiliates. Transactions in future contracts are conducted through regulated exchanges for which the Company, its customers and other counterparties are subject to margin requirements and are settled in cash on a daily basis, thereby minimizing credit risk. Credit losses could arise should counterparties fail to perform and the value of any collateral proves inadequate. The Company manages credit risk by monitoring net exposure to individual counterparties on a daily basis, monitoring credit limits and requiring additional collateral where appropriate. Securities trades are recorded on a settlement date basis. Should either the customer or broker fail to perform, the Company may be required to complete the transaction at prevailing market prices resulting in a credit risk. Trades pending at March 31, 1996 were settled without adverse effect on the Company's consolidated financial statements.

In the normal course of business, the Company invests in U.S. government obligations and other short-term instruments with U.S.financial institutions or U.S. branches of major foreign banks. Management does not anticipate that losses, if any, as a result of credit risk would materially affect the Company's financial position.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Various legal actions are pending against the Company. Any legal actions involving significant damage claims relate to activities of Geldermann prior to acquisition by MINC. As part of the acquisition agreement, the seller has agreed to indemnify the Company and its officers against any liabilities up to $63,000,000 in respect to known or unknown claims, as of the acquisition date, including any pending or threatened litigation against Geldermann.

As of March 31, 1996, a non-guaranteed subsidiary (which has been liquidated) of Geldermann had an outstanding judgment against it of approximately $2,000,000, which has been accrued in the consolidated statement of financial condition. Additional amounts, which have not been accrued, for interest and attorneys costs may also become payable. In addition to the seller's indemnification, any liability related to this litigation matter has also been indemnified by the previous corporate owner of such subsidiary. The accrued liability of $2,000,000 has therefore been fully offset by recording a corresponding receivable due from the parties issuing the indemnifications. The accrued liability and corresponding receivable are reflected in the consolidated statement of financial condition in accounts payable and accrued liabilities and other assets, respectively.

At March 31, 1996, outstanding letters of credit aggregated approximately $41,000,000. Such letters of credit were used principally in lieu of original margin deposits with various clearing associations and in lieu of capital deposits with various exchanges.

The Company guarantees certain third party loans on a collateralized basis. Guarantees at March 31, 1996, amounted to approximately $1,948,500 and the market value of the collateral, consisting of exchange memberships, was approximately $6,162,000.

In the opinion of management, these matters will be resolved with no material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 11 - DISPOSITIONS OF SUBSIDIARIES

On March 29, 1996, the Company sold its interest in Greystone International Limited, a wholly owned subsidiary of Gotham Asset Management, Inc. ("GAMI"). The Company also sold its interest in Greystone Partners, a partnership interest of GAMI. GAMI is a wholly owned subsidiary of Heinhold Asset Management, Inc. ("HAMI"), formerly a wholly owned subsidiary of Geldermann. The Company recognized a loss of $619,000 on the sale of these interests.

Subsequent to the above sales, the Company dividended its remaining interest in HAMI on March 31, 1996, for its net book value of $2,018,200 to E.D. & F. Man Inc. The effects of this disposition are disclosed within the changes in assets and liabilities in the statement of cash flows.

              Supplementary Report of Independent Accountants on
                          Internal Control Structure



      May 30, 1996

      The Board of Directors
      E. D.& F. Man International Inc.
      (a wholly owned subsidiary of E. D. & F. Man Inc.)

      In planning and performing our audit of the financial statements of E. D. & F. Man International Inc. for the year ended March 31, 1996, we considered its internal control structure, including procedures for safeguarding customer and firm assets, in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control structure.

      Also, as required by Rule 17a-5(g)(1) of the Securities and Exchange Commission ("SEC") and Regulation 1.16 of the Commodities Futures Trading Commission ("CFTC"), we have made a study of the practices and procedures followed by the Company including tests of such practices and procedures that we considered relevant to the objectives stated in Rule 17a-5(g) and Regulation 1.16 in making: (I) the periodic computations of aggregate debit items and net capital under Rule 17a-3(a)(11) and the reserve required by Rule 15c3-3(e) of the SEC; (ii) the daily computations of the foreign futures and foreign options secured amount requirements pursuant to Regulation 30.7 of the CFTC; (iii) the daily computations of the segregation requirements of Section 4d(2) of the Commodity Exchange Act ("CEA") and the regulations thereunder, and the segregation of funds based upon such computations; (iv) the periodic computations of the minimum financial requirements pursuant to Regulation 1.17; (v) the quarterly securities examinations, counts, verifications and comparisons, and the recordation of differences required by Rule 17a-13; (vi) in complying with the requirements for prompt payment of securities under section 8 of Regulation T of the Board of Governors of the Federal Reserve system; and
      (vii) in obtaining and maintaining physical possession or control of all fully paid and excess margin securities of customers as required by Rule 15c3-3.

      The management of the Company is responsible for establishing and maintaining an internal control structure and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are

     The Board of Directors
     E. D. & F. Man International Inc.
     Page -2-

     required to assess the expected benefits and related costs of internal control structure policies and procedures and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the SEC's and CFTC's above mentioned objectives. Two of the objectives of an internal control structure and the practices and procedures are to provide management with reasonable, but not absolute, assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit preparation of financial statements in conformity with generally accepted accounting principles. Rule 17a-5(g) and Regulation 1.16 list additional objectives of the practices and procedures referred to in the preceding paragraph.

     Because of inherent limitations in any internal control structure or the practices and procedures referred to above, errors or irregularities may occur and not be detected. Also, projection of any evaluation of them to future periods is subject to the risk that they may become inadequate because of changes in conditions or that the effectiveness of their design and operation may deteriorate.

     Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of the specific internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. However, we noted no matters involving the internal control structure, including procedures for safeguarding customer and firm assets, that we consider to be material weaknesses as defined above.

     We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the SEC and CFTC to be adequate for their purposes in accordance with the Securities Exchange Act of 1934 and the CEA and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company's practices and procedures were adequate at March 31, 1996, to meet the SEC's and CFTC's objectives.

     The Board of Directors
     E. D. & F. Man International Inc.
     Page -3-

     This report is intended solely for the information and use of the Board of Directors, management, the SEC, the CFTC and other regulatory agencies that rely on Rule 17a-5(g) under the Securities Exchange Act of 1934 or CFTC Regulation 1.16, and should not be used for any other purposes.

                       E. D. & F. Man International Inc.
                       Analysis of Non-allowable Assets
                                March 31, 1996


Investments in and receivables from affiliates          $26,206,722
Receivables from customers                                  884,800
Receivables from broker/dealers                           3,418,361
Memberships in exchanges - at cost                        8,615,723
Other assets                                              1,550,519
Furniture, equipment and leasehold improvements           2,029,679
Securities owned, not readily marketable                     15,000
Loans and advances                                           42,316
                                                        -----------

Total Non-allowable Assets                              $42,763,120
                                                        ===========

              SUPPLEMENTARY REPORT OF INDEPENDENT AUDITORS ON THE
                             SIC ANNUAL ASSESSMENT
                        REQUIRED BY THE SEC RULE 17a-5


The Board of Directors
E. D. & F. Man International Inc.

We have performed the procedures enumerated below, which are in accordance with Rule 17a-5(e)(4) of the Securities and Exchange Commission, solely to assist you with respect to the accompanying schedule (Form SIC-7) of the Securities Investor Protection Corporation on assessments and payments of E. D. & F. Man International Inc. for the year ended March 31, 1996. This engagement to apply agreed-upon procedures was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the specified users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

1. Compared listed assessment payments with respective disbursement record entries:

2. Compared amounts reported on the audited Forms X-17A-5 for the year ended March 31, 1996 with the amounts reported in the General Assessment Reconciliation (Form SIC-7).

3. Compared any adjustments reported in Form SIC-7 with supporting schedules and working papers;

4. Proved the arithmetic accuracy of the calculations reflected in Form SIC-7 and in the related schedules and working papers supporting adjustments; and

5. Compared the amount of any overpayment applied with the Form SIC-7 on which it was computed.

We were not engaged to, and did not, perform an audit, the objective of which would be the expression of an opinion on the specified elements, accounts, or items. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the use of the specified users listed above and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.


                                                 E. D. & F. Man International Inc.
                                              Reconciliation from Unaudited FOCUS to
                                           Consolidated Statement of Financial Condition
                                                          March 31, 1996

                                                     MINC
                                                   Unaudited
                                                 Unconsolidated                                       Consolidation
                                                     FOCUS        Geldermann, Inc.   Reclassification  Eliminations   Consolidated
                                                 --------------   ----------------   ----------------  ------------   ------------
Assets
------
Cash                                             $   7,048,800    $      93,400      $                $               $   7,142,200
Cash segregated under federal regulations            2,054,800          315,800                                           2,370,600
Due from brokers, dealers and clearing
  organizations                                     96,753,800       31,033,400         3,957,200                       131,744,400
Due from customers                                  25,596,100        3,836,700          (840,900)                       28,591,900
Due from non customers                                  22,100                                                               22,100
Due from affiliates                                 26,206,700        5,062,000               400      (27,916,300)       3,352,800
Securities purchased under agreements
  to resell                                        663,119,300       52,622,900                                         715,742,200
Securities owned
  U.S. government securities                        21,173,300        9,676,000           248,500                        31,097,800
  Other marketable securities                        6,132,200                                                            6,132,200
  Not readily marketable, at fair value                 15,000                            406,000                           421,000
Memberships in exchanges                             8,615,700        1,424,600                                          10,040,300
Furniture, equipment, and leasehold
  improvements                                       2,029,700          863,600                                           2,893,300
Other assets                                         4,665,400        3,925,800        (4,553,000)                        4,038,200
                                                 -------------    -------------      ------------     ------------    -------------
Total assets                                     $ 863,432,900    $ 108,854,200      $   (781,800)    $(27,916,300)   $ 943,589,000
                                                 =============    =============      ============     ============    =============


Liabilities and stockholder's equity
------------------------------------

Due to brokers, dealers and clearing
  organizations                                  $  (8,977,800)   $  (8,024,100)     $                $               $ (17,001,900)
Due to customers                                  (663,170,900)     (57,543,100)                                       (720,714,000)
Due to non customers                               (38,207,600)                                                         (38,207,600)
Due to affiliates                                  (12,608,400)        (607,000)           (2,700)       4,994,500       (8,223,600)
Accounts payable and accrued liabilities           (25,438,300)      (5,280,100)          784,500                       (29,933,900)
                                                 -------------    -------------      ------------     ------------    -------------
Total liabilities                                 (748,403,000)     (71,454,300)          781,800        4,994,500     (814,081,000)

Subordinated debt                                 (110,000,000)     (13,000,000)                                       (123,000,000)

Common Stock                                          (350,000)          (1,000)                             1,000         (350,000)
Additional paid in capital                          (4,900,000)     (24,398,900)                        24,398,900       (4,900,000)
Retained earnings                                      220,100                                          (1,478,100)      (1,258,000)
                                                 -------------    -------------      ------------     ------------    -------------
Total stockholder's equity                          (5,029,000)     (24,399,900)                        22,921,800       (6,508,000)


Total liabilities and stockholder's equity       $(863,432,900)   $(108,854,200)     $    781,800     $ 27,916,300    $(943,589,000)
                                                 =============    =============      ============     ============    =============

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





                                 Additions
                           ----------------------

                           Charged to
                           (Benefits   Charged
               Balance at  Against)    to Other                   Balance
               Beginning   Costs and   Accounts    Deductions    at End of
Description    of Period   Expenses    (Describe)  (Describe)     Period
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

                                                                 Page In
                                                               Sequentially
                                                              Numbered System
                                                                Where Found
                                                             -----------------

Exhibit No.        Description
-----------        -----------

                   The following exhibits are filed herewith:

 10.42             Employment agreement, dated December 31,
                   1995, between Jack Carl/312-Futures,
                   Inc. and Philip A. Tanzar                             93

 10.43             Heads of Agreement, dated July 19, 1995
                   between Jack Carl/312-Futures, Inc.,
                   Simon Drabble, Graham Wellesley and
                   Lorenzo Naldini                                      101

 10.44             Service Agreement, dated July 19, 1995
                   between Index Forex Limited and
                   Simon Drabble, Graham Wellesley and
                   Lorenzo Naldini                                      105

 10.45             Service Agreement dated September 1, 1995
                   between Index FX Limited and Simon Drabble           116

 10.46             Service Agreement dated November 13, 1995
                   between Index FX Limited and Graham Wellesley        128

 10.47             Service Agreement dated November 13, 1995
                   between Index Forex Limited and Lorenzo Naldini.     139

 10.48             Letter containing terms of employment dated
                   October 12, 1995 and October 27, 1995
                   between Index FX Limited and Barrie J. Swift         150

 10.49             Letter containing terms of employment dated
                   February 6, 1996 between Index FX Ltd. and
                   Figen Yardimci                                       155

 10.50             Letter containing terms of employment
                   dated March 19, 1996 between Index FX
                   Limited and Charles Owens                            159

 11.1              Computation of Earnings
                   Per Common Share                                      90

 17.1              Letter confirming resignation, dated September
                   26, 1996, from Burton J. Meyer                       163

 17.2              Letter of resignation, dated September
                   24, 1996, from Philip A. Tanzar                      164

 21.1              Subsidiaries of the Registrant                        92

 24.1              Power of Attorney                                     40

 27                Financial Data Schedule (Edgar Version Only)

 99.1              Report on Form 8-K for the Registrant
                   as filed on June 14, 1996 with the
                   Securities and Exchange Commission                   165