Form 10-K/A
period 1996-06-30
CARL JACK 312 FUTURES INC
filed 1997-01-24
CIK 792861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-K/A-2

(Mark One)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Transition Period From                to

                         COMMISSION FILE NUMBER 0-15187

                          JACK CARL/312-FUTURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-3399452
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

     200 WEST ADAMS STREET, CHICAGO, ILLINOIS                   60606
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 407-5726

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          $.004 PAR VALUE COMMON STOCK

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

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


             This is page 1 of 149 sequentially numbered pages

                                    PART I

ITEM 1--BUSINESS

 (a) General Development of Business.

  The Registrant was incorporated under the laws of the State of Illinois on July 26, 1985 under the name SFA, Inc. On August 1, 1985, SFA, Inc. acquired 100% of the capital stock of a corporation (the "Predecessor Corporation") from Oppenheimer Rouse Futures, Inc. The Registrant is the successor to the business and operations of the Predecessor Corporation. As of November 21, 1985, the Predecessor Corporation was merged into SFA, Inc. and SFA, Inc., changed its name to 312-Futures, Inc. At that time and until Jack Carl Associates, Inc., a privately held Delaware corporation, ("JCA"), merged on August 29, 1986, into the Registrant, the Registrant's business activities were limited to effecting transactions in futures contracts and options on futures contracts on a "discounted basis" for retail customers nationwide. The Registrant is the surviving corporation of the merger and its corporate name was changed to Jack Carl/312-Futures, Inc. As a consequence of the merger, the Registrant's brokerage activities were expanded and diversified with it succeeding to the clearing membership of JCA on the Chicago Mercantile Exchange and clearing the transactions on that Exchange for approximately 200 professional market makers and for customers of introducing brokers on a fully disclosed basis. Accordingly, for the fiscal year ended June 30, 1987, the Registrant was engaged in the commodity brokerage business, which included effecting transactions in futures contracts and options on futures contracts as a clearing member firm on the Chicago Mercantile Exchange for its various customers. During the fiscal year ended June 30, 1987, the Registrant cleared its customers' transactions at the Chicago Board of Trade and certain other exchanges on an omnibus basis through its then affiliate, Index Futures Group, Inc. ("Index").

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

ITEM 2--PROPERTIES

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

ITEM 3--LEGAL PROCEEDINGS

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

  Notwithstanding that, the following matters are ordinary and routine litigation incidental to the business, the Registrant believes it appropriate to set forth the following information:

  On September 29, 1992, the CFTC filed an administrative action against Index alleging that on or about October 24, 1989, Index violated certain sections of the Commodity Exchange Act and CFTC Regulations alleging the conversion of funds of a commodity pool, and failure to properly segregate and separately account for, treat and deal with customer funds. In April, 1994, Index, without admitting or denying the allegations, paid a $100,000 penalty to the CFTC, settling the administrative action. In a related action in the United States District Court for the Northern District of Illinois entitled CFTC v. Tobin, et al; John Troelstrup, Equity Receiver v. Index Futures Group, Inc. (89 C 8576), the equity receiver of the alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. Supplemental Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit on June 28, 1996. The Seventh Circuit has yet to rule on whether this case may be appealed.

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

  In Arnold and Edith Katzowski v. Philip B. Jones and Index Futures Group, Inc. (E.D. Pa. No. 95-CV-1181), Index defended a complaint filed by former partners of a general partnership which cleared its trades at Index. The plaintiffs alleged that the general partner, a co-defendant, defrauded them by failing to disclose risks and misrepresenting account performance. Index is alleged to have aided and abetted the general partner by permitting him to act as a Commodity Pool Operator without proper registration and by furnishing account statements and other account data to the general partner which were then altered by the general partner and used to defraud plaintiffs. Plaintiffs' actual losses were approximately $157,000. This case was settled in November, 1995 for $25,000.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year ended June 30, 1996, no matters were submitted to a vote of security holders. However, on June 11, 1996, a definitive Information Statement ("Information Statement") was filed by the Registrant with the Securities and Exchange Commission and sent to stockholders to notify them, in accordance with Section 228 of the Delaware General Corporation Law, that the holders of a sufficient number of votes by written consent, on July 1, 1996, would consent to the transaction between Index and MINC. No votes were solicited and no meeting was held. On September 4, 1996, the Registrant sent a notice to its security holders that the Sale of Assets was completed on July 1, 1996. MINC's principal office is located at Two World Financial Center, New York, New York 19281-2700.

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

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Principal Markets

  Since June 10, 1986, the Registrant's securities have been traded in the over-the-counter market. The common stock was, until April 15, 1994, quoted on NASDAQ.

  In order to maintain its listing on NASDAQ, the Registrant must satisfy the National Association of Securities Dealers, Inc.'s revised entry and maintenance standards for NASDAQ listed stocks. One such requirement is that a minimum of two active market makers be maintained.

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

  Set forth below is the range of high and low trade prices per share of the common stock in the over-the-counter market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns, or commissions. The prices have been restated for the November 4, 1994 one-for-four reverse split of common stock.

  On August 30, 1996, the closing representative bid price and ask price per share of common stock, as reported through NASDAQ, in the over-the-counter market was bid: 1/8; ask: 1/16.

                                                         QUARTER     HIGH   LOW
      TYPE OF SECURITY                                    ENDED      TRADE TRADE
      ----------------                                   --------    ----- -----
      Common Stock...................................... 12/31/94(1)  1/4   1/8
                                                          3/31/95    3/16   1/8
                                                          6/30/95    9/32   1/8
                                                          9/30/95    13/32 5/32
                                                         12/31/95    9/32   1/8
                                                          3/31/96    3/16  3/32
                                                          6/30/96    13/32 3/32
                                                          8/31/96(2) 3/16   1/8

--------
(1) Includes only the period December 7, through December 31, 1994.
(2) Includes only the months of July, 1996 and August, 1996.

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

TYPE OF SECURITY                          PERIOD        HIGH TRADE   LOW TRADE
----------------                     ----------------- ------------ ------------
Common Stock........................  7/01/94-8/18/94      1/4          1/16
                                                           BID          ASK
                                                       ------------ ------------
                                                       HIGH   LOW   HIGH   LOW
                                                       ---- ------- ---- -------
                                      8/18/94-9/30/94  $.16 $.04    $.20 $.16
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

ITEM 6--SELECTED FINANCIAL DATA

                         SUMMARY FINANCIAL INFORMATION

  The following table presents summary historical information for the Registrant. This summary information is derived from the historical financial statements of the Registrant.

                       HISTORICAL FINANCIAL INFORMATION

                                   JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                         --------------------------------------------------------------------
                                               YEAR ENDED JUNE 30,
                         --------------------------------------------------------------------
                             1996          1995          1994          1993          1992
                         ------------  ------------  ------------  ------------  ------------
OPERATING DATA:
Revenues................ $ 41,134,900  $ 41,658,300  $ 37,565,300  $ 36,670,400  $ 39,227,300
                         ============  ============  ============  ============  ============
Income (loss) before
 income taxes and
 extraordinary item..... $ (1,307,200) $  3,947,800  $    992,300  $    308,900  $  1,210,100
Income tax expense
 (benefit)..............     (174,100)    1,536,200       406,200       149,600       361,600
                         ------------  ------------  ------------  ------------  ------------
Income (loss) before
 extraordinary item.....   (1,133,100)    2,411,600       586,100       159,300       848,500
Extraordinary item (1)..          --            --            --            --          3,000
                         ------------  ------------  ------------  ------------  ------------
   Net income (loss)....   (1,133,100)    2,411,600       586,100       159,300       851,500
Assumed cumulative
 dividend on Class A
 preferred stock........      (40,000)      (40,000)      (40,000)      (40,000)      (40,000)
                         ------------  ------------  ------------  ------------  ------------
   Net income (loss)
    applicable to common
    stock............... $ (1,173,100) $  2,371,600  $    546,100  $    119,300  $    811,500
                         ============  ============  ============  ============  ============
Primary earnings (loss)
 share as restated for
 the one-for-four
 reverse split of common
 stock (2):
 Income (loss) before
  extraordinary item.... $       (.03) $        .08  $        .03  $        .01  $        .04
                         ============  ============  ============  ============  ============
   Net income (loss).... $       (.03) $        .08  $        .03  $        .01  $        .04
                         ============  ============  ============  ============  ============
   Weighted average
    number of shares
    outstanding, as
    restated for the
    one-for-four reverse
    split of common
    stock...............   33,721,179    30,680,524    20,175,612    20,178,239    20,178,239
                         ============  ============  ============  ============  ============
Fully diluted earnings
 (loss) per share as
 restated for the one-
 for-four reverse split
 of common stock (2):
 Income (loss) before
  extraordinary item.... $       (.03) $        .08  $        .03  $        .01  $        .04
                         ============  ============  ============  ============  ============
   Net income (loss).... $       (.03) $        .08  $        .03  $        .01  $        .04
                         ============  ============  ============  ============  ============
   Weighted average
    number of shares
    outstanding, as
    restated for the
    one-for-four reverse
    split of common
    stock...............   33,721,179    30,680,524    20,175,612    20,178,239    20,178,239
                         ============  ============  ============  ============  ============
                                                  AS OF JUNE 30,
                         --------------------------------------------------------------------
                             1996          1995          1994          1993          1992
                         ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Total assets............ $239,887,700  $190,932,400  $202,806,200  $151,817,500  $143,654,300
Notes payable...........    6,390,000     6,390,000     7,690,000     9,615,600    10,140,600
Subordinated debt.......    4,000,000     1,690,000     2,000,000           --        225,000
Stockholders' equity....    6,216,500     7,364,100     3,876,500     3,295,200     3,135,900

--------
(1) Represents tax benefits resulting from utilization of net operating loss carryforward.
(2) Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options and warrants if dilutive.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1996

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

 Results of Operations--Fiscal 1996 Compared to Fiscal 1995

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

 Results of Operations--Fiscal 1995 Compared to Fiscal 1994

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial information, see the financial statements and notes thereto set forth at Item 14 hereof.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its accountants in fiscal 1996 or 1995.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS

  The Directors and Executive Officers of the Registrant as of June 30, 1996 were as follows:

              NAME          AGE                     OFFICE
      --------------------- --- -----------------------------------------------
      Burton J. Meyer......  49 President and Director
      Joel M. Eidelstein...  29 Director
      George A. Myers......  46 Director
      Allyson D. Laackman..  39 Chief Financial Officer
      Bruce E. Mathias.....  45 Treasurer and Secretary
      Michael J. Moss......  49 President of Index
      Philip A. Tanzar.....  46 Director and Vice President and General Counsel

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

ITEM 11--EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation paid by the Registrant as well as the number of stock options earned by the Registrant's chief executive officer and the three other most highly compensated executive officers, exceeding $100,000, during the last three fiscal years.

                          SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION
                       ------------------------------
                                                       LONG TERM
                                                      COMPENSATION
                                                      ------------
  NAME AND      YEAR                        OTHER        OPTION
 PRINCIPAL     ENDED                        ANNUAL       AWARDS     ALL OTHER
  POSITION    JUNE 30,  SALARY   BONUS   COMPENSATION  (SHS) (5)   COMPENSATION
 ---------    -------- -------- -------- ------------ ------------ ------------
Burton J.
 Meyer
 (1)(6)         1996   $300,000 $344,600        --           --      $316,100
 President
 and Direc-
 tor            1995   $300,000 $153,700        --           --
                1994   $225,000 $ 50,000        --     1,250,000
Michael J.
 Moss (2)(6)    1996        --       --    $538,800          --           --
 President
 of Index       1995        --       --    $668,200          --
                1994        --       --    $414,100      500,000
Allyson D.
 Laackman
 (3)            1996   $135,000 $ 74,700        --           --           --
 Chief Fi-
 nancial Of-
 ficer          1995   $133,200 $ 14,100        --           --
                1994   $125,000 $  5,800        --           --
Philip A.
 Tanzar
 (4)(6)         1996   $130,000 $ 14,300        --           --           --
 Director
 and Vice       1995   $122,000 $ 16,700        --           --
 President
 and            1994   $117,000 $  2,600        --           --
 General
 Counsel

--------
(1) Mr. Meyer's bonuses relate to the prior fiscal years. All Other Compensation is a severance payment. Mr. Meyer resigned as a Director as of the close of business July 1, 1996.
(2) Mr. Moss's 500,000 options expired June 30, 1995. Other annual compensation is commissions.
(3) Ms. Laackman earned a $38,800 bonus for fiscal 1994 and 1995, $24,700 of which was paid in fiscal 1996. Also, Ms. Laackman earned a $50,000 bonus for fiscal 1996, which was paid in fiscal 1996.
(4) Mr. Tanzar became a Director effective February, 1994. He has resigned October 1, 1996.
(5) The options have been restated for the November, 1994 one-for-four reverse split.
(6) Resigned from executive officer positions effective July 1, 1996.

 Fiscal 1996 Option Grants Table

  The following table sets forth stock options granted to the Registrant's chief executive officer and the Registrant's three other most highly compensated executive officers during fiscal 1996. Under Securities and Exchange Commission regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Registrant has chosen the 5%-10% formula approved by the SEC. However, the ultimate value will depend on the market value of the Registrant's stock at a future date, which may or may not correspond to the projections below.

                         OPTION GRANTS IN FISCAL 1996

                                                 POTENTIAL REALIZABLE
                                                VALUE AT ASSUMED ANNUAL
                                                 RATES OF STOCK PRICE
                                                     APPRECIATION
INDIVIDUAL GRANTS                                   FOR OPTION TERM
-----------------                               ------------------------
                  % OF
              TOTAL OPTIONS
               GRANTED TO
      OPTIONS EMPLOYEES IN  EXERCISE EXPIRATION
NAME  GRANTED  FISCAL YEAR   PRICE      DATE        5%          10%
----  ------- ------------- -------- ---------- ----------- ------------

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

                          SHARES                                       VALUE OF UNEXERCISED
                         ACQUIRED            NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS
                            ON     VALUE   OPTIONS AT JUNE 30, 1996      AT JUNE 30, 1996
NAME                     EXERCISE REALIZED EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
----                     -------- -------- ------------------------- -------------------------
Burton J. Meyer.........   --       --            1,850,000/0                $15,625/0
Michael J. Moss.........   --       --                    0/0                $     0/0
Allyson D. Laackman.....   --       --              125,000/0                $     0/0
Philip A. Tanzar........   --       --               25,000/0                $     0/0

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                                                     APPROXIMATE
                                                AMOUNT AND NATURE OF PERCENT OF
      NAME                                      BENEFICIAL OWNERSHIP    CLASS
      ----                                      -------------------- -----------
      Lee S. Casty(1)(2)(3)...................       16,164,453         48.07%
      Burton J. Meyer(4)(7)(8)................        2,321,074          6.78%
      Joel M. Eidelstein......................          127,975           .38
      George A. Myers.........................            3,666           .01
      Allyson D. Laackman(5)..................          125,000           .37
      Michael J. Moss(7)......................        1,801,063          5.36
      Philip A. Tanzar(6)(7)(9)...............           25,000           .07
      All officers and directors as a group (5
       persons)...............................          306,641           .91

--------
(1) Does not give effect to 400,000 shares of Class A Preferred Stock, $1.00 par value, one vote per share, beneficially owned by Mr. Casty and constituting 100% of the issued and outstanding Class A Preferred Stock of the Registrant. By giving effect to one vote per share of the Class A Preferred Stock the percentage of the total number of votes that can be cast by Mr. Casty will increase.
(2) Mr. Casty may be deemed a parent and promoter of the Registrant as those terms are defined under the Securities Act of 1933, as amended.
(3) c/o French-American Securities, Inc., 200 West Adams Street, Suite 1500, Chicago, Illinois 60606.
(4) Includes 600,000 exercisable options, of which beneficial ownership can be acquired. Does not include 1,250,000 options which terminated July 1, 1996, upon Mr. Meyer's employment with MINC. As part of the resolution of matters concerning Mr. Meyer's employment agreement such options were reissued by the Board of Directors on November 7, 1996.
(5) Includes 125,000 exercisable options, of which beneficial ownership can be acquired.
(6) Includes 25,000 exercisable options, of which beneficial ownership can be acquired.
(7) Ceased to be an executive officer effective July 1, 1996.
(8) Resigned as Director effective close of business July 1, 1996.
(9) Resigned as a Director effective October 1, 1996.

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

ITEM 13--CERTAIN TRANSACTIONS

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

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS:

  The following financial statements are attached to this Form 10-K/A-2 commencing on page 28.

                                                                           PAGE
                                                                           ----
Jack Carl/312-Futures, Inc.:
  Report of Independent Public Accountants................................  28
  Consolidated Statements of Financial Condition as of June 30, 1996 and
   1995...................................................................  29
  Consolidated Statements of Operations for the Years Ended June 30, 1996,
   1995 and 1994..........................................................  30
  Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended June 30, 1996, 1995 and 1994 as Restated for the One-For-Four
   Reverse Split of Common Stock..........................................  31
  Consolidated Statements of Changes in Liabilities Subordinated to Claims
   of General Creditors for the Years Ended June 30, 1996, 1995 and 1994..  32
  Consolidated Statements of Cash Flows for the Years Ended June 30, 1996,
   1995 and 1994..........................................................  33
  Notes to Consolidated Financial Statements..............................  35
  Unaudited Pro Forma Consolidated Statement of Financial
   Condition as of June 30, 1996..........................................  46
  Unaudited Pro Forma Consolidated Statement of Operations for the Year
   Ended June 30, 1996....................................................  47
  Notes to Unaudited Pro Forma Consolidated Statements
   of Financial Condition and Operations..................................  48
E.D. & F. Man International Inc.:
  Report of Independent Accountants.......................................  50
  Consolidated Statement of Financial Condition as of March 31, 1996......  51
  Consolidated Statement of Operations for the Year Ended March 31, 1996..  52
  Consolidated Statement of Changes in Subordinated Liabilities for the
   Year Ended March 31, 1996..............................................  53
  Consolidated Statement of Changes in Stockholder's Equity for the Year
   Ended March 31, 1996...................................................  54
  Consolidated Statement of Cash Flows for the Year Ended March 31, 1996..  55
  Notes to Consolidated Financial Statements..............................  56
  Supplemental Information................................................  62
(2) SCHEDULES
Schedule II--Valuation and qualifying accounts............................  67

  All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(3) EXHIBITS

  The following exhibits required by Item 601 of Regulation S-K to be filed herewith are incorporated by reference to previously filed documents:

     EXHIBIT NO. DESCRIPTION
     ----------- -----------
                 The following exhibits are hereby incorporated by reference from Form 10-K for the Registrant as filed on September 27,
                 1993 with the Securities and Exchange Commission:
     10.34       Letter of understanding, dated August 4, 1993, between Index
                 Futures Group, Inc. and Michael Moss
                 The following exhibits are hereby incorporated by reference from Form 10-K for the Registrant as filed on September 28,
                 1994 with the Securities and Exchange Commission:
      3.1        Certificate of Incorporation of 312 Merger Corporation
      3.2        By-Laws of 312 Merger Corp.
      3.3        Certificate of Ownership and Merger of Jack Carl/312- Futures,
                 Inc. (an Illinois Corporation) into 312 Merger Corporation (a
                 Delaware Corporation)
     10.35       Employment agreement, dated November 1, 1993, between Jack
                 Carl/312-Futures, Inc. and Philip A. Tanzar
     10.36       Employment agreement, dated January 7, 1994, between Jack
                 Carl/312-Futures, Inc. and Anthony J. Pecoraro
     10.37       Employment agreement dated July 1, 1994, between Jack
                 Carl/312-Futures, Inc. and Burton J. Meyer
                 The following exhibits are hereby incorporated by reference from Form 10-K for the Registrant as filed on September 27,
                 1995 with the Securities and Exchange Commission:
     10.38       Employment agreement, dated September 14, 1994, between Jack
                 Carl/312-Futures, Inc. and Allyson D. Laackman
     10.39       Employment agreement, dated July 1, 1995, between Jack
                 Carl/312-Futures, Inc. and Allyson D. Laackman
     10.40       Letter containing terms of employment, dated January 27, 1995, between Index Futures Group (UK) Limited and Charles Romilly
     10.41       Letter of understanding, dated July 1, 1995, between Index
                 Futures Group, Inc. and Michael Moss
                 The following exhibits are filed herewith:
     10.42       Employment agreement, dated December 31, 1995, between Jack
                 Carl/312-Futures, Inc. and Philip A. Tanzar
     10.43       Heads of Agreement, dated July 19, 1995 between Jack Carl/312-
                 Futures, Inc., Simon Drabble, Graham Wellesley and Lorenzo
                 Naldini
     10.44       Service Agreement, dated July 19, 1995 between Index Forex
                 Limited and Simon Drabble, Graham Wellesley and Lorenzo
                 Naldini
     10.45       Service Agreement dated September 1, 1995 between Index FX
                 Limited and Simon Drabble
     10.46       Service Agreement dated November 13, 1995 between Index FX
                 Limited and Graham Wellesley
     10.47       Service Agreement dated November 13, 1995 between Index Forex
                 Limited and Lorenzo Naldini
     10.48       Letters containing terms of employment dated October 12, 1995 and October 27, 1995 between Index FX Limited and Barrie J.
                 Swift

     EXHIBIT NO. DESCRIPTION
     ----------- -----------
     10.49       Letter containing terms of employment dated February 6, 1996 between Index FX Ltd and Figen Yardimci
     10.50       Letter containing terms of employment dated March 19, 1996 between Index FX Limited and Charles Owens
     11.1        Computation of Earnings per Common Share
     17.1        Letter confirming resignation, dated September 26, 1996, from
                 Burton J. Meyer
     17.2        Letter of resignation, dated September 24, 1996, from Philip
                 A. Tanzar
     21.1        Subsidiaries of the Registrant
     24.1        Power of Attorney
     27          Financial Data Schedule (Edgar Version Only)
     99.1        Report on Form 8-K for the Registrant as filed on June 14,
                 1996 with the Securities and Exchange Commission

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

                                          JACK CARL/312-FUTURES, INC.


                                          By: /s/ Allyson D. Laackman
                                              ---------------------------------
                                                    Allyson D. Laackman,
                                                   Chief Financial Officer

Date: January 14, 1997

                               POWER OF ATTORNEY

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS ALLYSON D. LAACKMAN HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION FOR HIM IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN THIS FORM 10-K/A-2 AND ALL AMENDMENTS THERETO AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K/A-2 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


    /s/ Allyson D. Laackman          Chief Financial Officer        January 14, 1997
------------------------------------
        Allyson D. Laackman

    /s/ Joel H. Eidelstein           President and Director         January 14, 1997
------------------------------------
        Joel M. Eidelstein

    /s/ George A. Myers              Director                       January 14, 1997
------------------------------------
        George A. Myers


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

                                                         /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois,
September 27, 1996

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             JUNE 30, 1996 AND 1995

                       ASSETS                               1996          1995
                       ------                           ------------  ------------
Cash.................................................   $  1,587,300  $  1,034,900
Cash segregated or secured under Commodity Exchange
 Act.................................................      2,009,500     1,181,700
U.S. Government obligations..........................    144,328,800    82,885,600
Other short term investments.........................     28,856,100           --
Deposits with clearing organizations.................     43,488,500    78,030,700
Warehouse receipts...................................        959,500     1,537,200
Receivables:
 Brokers and dealers.................................      2,291,900     9,253,400
 Clearing organizations..............................     12,383,200    12,627,900
                                 1996         1995
                              -------------------------------
 Customers..................   $1,138,400   $1,152,200
 Affiliates.................        1,000        7,300
 Other......................    1,061,800      379,100
 Less--Allowance for
  doubtful accounts.........     (409,300)    (191,900)    1,791,900     1,346,700
                              -----------  -----------
Investments in and advances to affiliated
 partnerships........................................            --         39,100
Notes receivable.....................................        627,200       633,700
Exchange memberships, at cost (market value of
 $960,400 in 1996 and $1,228,100 in 1995.............        781,300       781,300
Furniture, equipment, and leasehold improvements, net
 of accumulated depreciation and amortization of
 $2,213,400 in 1996 and $1,602,800 in 1995...........        279,500       682,900
Goodwill, net of accumulated amortization of
 $4,596,400 in 1996 and $4,054,500 in 1995...........            --        541,900
Other assets.........................................        503,000       355,400
                                                        ------------  ------------
   Total.............................................   $239,887,700  $190,932,400
                                                        ============  ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Payables:
 Clearing organizations..............................   $    165,900  $    185,900
 Customers...........................................    216,705,300   168,500,000
 Officers and employees..............................      2,865,000     2,221,500
Accounts payable and accrued expenses................      3,545,000     4,580,900
Notes payable........................................      6,390,000     6,390,000
                                                        ------------  ------------
   Total.............................................    229,671,200   181,878,300
                                                        ------------  ------------
Liabilities subordinated to claims of general
 creditors...........................................      4,000,000     1,690,000
                                                        ------------  ------------
Stockholders' equity:
 Class A preferred stock, $1 par value; 10%
  cumulative, redeemable, 400,000 shares authorized
  and outstanding....................................        400,000       400,000
 Common stock, restated for reverse split, $.004 par
  value; 150,000,000 shares authorized, 33,624,530
  and 33,624,532 shares issued and outstanding in
  1996 and 1995, respectively........................        134,500       134,500
 Paid-in capital.....................................      8,395,300     8,395,300
 Retained deficit....................................     (2,698,800)   (1,565,700)
 Cumulative translation adjustment...................        (14,500)          --
                                                        ------------  ------------
   Total stockholders' equity........................      6,216,500     7,364,100
                                                        ------------  ------------
   Total.............................................   $239,887,700  $190,932,400
                                                        ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                           1996         1995         1994
                                        -----------  -----------  -----------
Revenues:
  Commissions.......................... $30,606,500  $33,665,000  $33,529,100
  Interest.............................   7,920,800    7,365,000    3,389,700
  Trading gains, net...................   2,411,400      164,900      330,300
  Other................................     196,200      463,400      316,200
                                        -----------  -----------  -----------
    Total revenues.....................  41,134,900   41,658,300   37,565,300
                                        -----------  -----------  -----------
Expenses:
  Commissions, floor brokerage and
   clearing costs......................  16,825,600   18,381,900   19,580,400
  Compensation and related benefits....  10,536,500    8,948,100    7,605,400
  Interest.............................   4,238,900    3,323,000    1,807,700
  Communications.......................   2,066,800    1,672,000    1,973,500
  Business promotion...................   2,173,900    1,680,000    1,222,300
  Rent and other occupancy costs.......   1,546,300    1,465,900    1,382,600
  Professional and consulting fees.....     670,400      451,100      897,200
  Depreciation.........................     320,800      234,800      254,900
  Amortization of goodwill.............      53,600       53,600       53,600
  Doubtful accounts expense (benefit)..     140,600     (586,000)      49,100
  Other................................   2,312,200    2,086,100    1,746,300
  Restructuring charge, net............   1,556,500          --           --
                                        -----------  -----------  -----------
    Total expenses.....................  42,442,100   37,710,500   36,573,000
                                        -----------  -----------  -----------
Income (loss) before income taxes......  (1,307,200)   3,947,800      992,300
Income tax expense (benefit)...........    (174,100)   1,536,200      406,200
                                        -----------  -----------  -----------
Net income (loss)......................  (1,133,100)   2,411,600      586,100
Assumed cumulative dividend on Class A
 preferred stock.......................     (40,000)     (40,000)     (40,000)
                                        -----------  -----------  -----------
Net income (loss) applicable to common
 stock................................. $(1,173,100) $ 2,371,600  $   546,100
                                        ===========  ===========  ===========
Primary earnings (loss) per share,
 restated for reverse split:
  Net income (loss).................... $      (.03) $       .08  $       .03
                                        ===========  ===========  ===========
  Weighted average number of shares
   outstanding.........................  33,721,179   30,680,524   20,175,612
                                        ===========  ===========  ===========
Fully diluted earnings (loss) per
 share, restated for reverse split:
  Net income (loss).................... $      (.03) $       .08  $       .03
                                        ===========  ===========  ===========
  Weighted average number of shares
   outstanding.........................  33,721,179   30,680,524   20,175,612
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

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

        (AS RESTATED FOR THE ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK)

                           CLASS A     COMMON STOCK                               CUMULATIVE
                          PREFERRED --------------------  PAID-IN     RETAINED    TRANSLATION
                            STOCK     SHARES     AMOUNT   CAPITAL      DEFICIT    ADJUSTMENT     TOTAL
                          --------- ----------  -------- ----------  -----------  ----------- -----------
Balance June 30, 1993...  $400,000  20,178,239  $ 80,700 $7,377,900  $(4,563,400)  $    --    $ 3,295,200
Conversion of redeemable
 convertible preferred
 stock..................       --       (3,500)      --      (4,800)         --         --         (4,800)
Net income..............       --          --        --         --       586,100        --        586,100
                          --------  ----------  -------- ----------  -----------   --------   -----------
Balance June 30, 1994...   400,000  20,174,739    80,700  7,373,100   (3,977,300)       --      3,876,500
Issuance of common stock
 pursuant to rights
 offering...............       --   13,449,826    53,800  1,022,200          --         --      1,076,000
Repurchase of common
 stock pursuant to
 reverse split..........       --          (33)      --         --           --         --            --
Net income..............       --          --        --         --     2,411,600        --      2,411,600
                          --------  ----------  -------- ----------  -----------   --------   -----------
Balance June 30, 1995...   400,000  33,624,532   134,500  8,395,300   (1,565,700)       --      7,364,100
Repurchase of common
 stock pursuant to
 reverse split..........       --          (2)       --         --           --         --            --
Net (loss)..............       --          --        --         --    (1,133,100)       --     (1,133,100)
Foreign currency
 translation............       --          --        --         --           --     (14,500)      (14,500)
                          --------  ----------  -------- ----------  -----------   --------   -----------
Balance June 30, 1996...  $400,000  33,624,530  $134,500 $8,395,300  $(2,698,800)  $(14,500)  $ 6,216,500
                          ========  ==========  ======== ==========  ===========   ========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

Balance, June 30, 1993............................................. $       --
New borrowings.....................................................   2,000,000
                                                                    -----------
Balance, June 30, 1994.............................................   2,000,000
New borrowings.....................................................   1,190,000
Reissuance.........................................................   2,000,000
Reductions:
  Repayments.......................................................  (1,500,000)
  Maturities.......................................................  (2,000,000)
                                                                    -----------
Balance, June 30, 1995............................................. $ 1,690,000
New borrowings.....................................................   4,000,000
Maturities.........................................................  (1,690,000)
                                                                    -----------
Balance, June 30, 1996............................................. $ 4,000,000
                                                                    ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                           1996          1995          1994
                                       ------------  ------------  ------------
Cash Flows From Operating Activities:
 Net income (loss)...................  $ (1,133,100) $  2,411,600  $    586,100
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       374,400       288,400       308,500
  Deferred taxes.....................      (272,300)      315,600       175,000
  Doubtful accounts expense
   (benefit).........................       140,600      (586,000)       49,100
  Gain on sale of assets.............           --            --         (8,500)
  Equity in net (gain) loss of
   affiliated partnerships...........        (6,400)       18,700         7,900
  Restructuring charge, net..........     1,556,500           --            --
 Changes in:
  Cash segregated or secured under
   Commodity Exchange Act............      (827,800)    2,098,100    (1,726,700)
  U.S. Government obligations........   (61,443,200)   40,898,300   (19,094,900)
  Other short term investments.......   (28,856,100)          --            --
  Deposits with clearing
   organizations.....................    34,542,200   (25,147,900)  (23,442,900)
  Warehouse receipts.................       577,700      (573,500)     (234,400)
  Receivables........................     6,620,400    (5,633,200)   (6,503,900)
  Other assets.......................        92,800      (188,500)       34,900
  Payables...........................    48,828,800   (14,577,900)   49,007,500
  Accounts payable and accrued
   expenses..........................    (1,699,000)      826,500     1,325,500
                                       ------------  ------------  ------------
  Cash provided by (used in)
   operating activities..............    (1,504,500)      150,200       483,200
                                       ------------  ------------  ------------
Cash Flows From Investing Activities:
 (Increase) decrease in investments
  in and advances to affiliated
  partnerships.......................        45,500       (13,400)       98,000
 Decrease in notes receivable........         6,500         7,600        30,000
 Purchase of exchange membership.....           --       (130,000)          --
 Purchase of furniture, equipment and
  leasehold improvements.............      (290,600)     (357,800)     (227,900)
 Rebate from purchase of equipment...           --         50,000           --
 Proceeds from sale of assets........           --            --          8,500
                                       ------------  ------------  ------------
  Cash (used in) investing
   activities........................      (238,600)     (443,600)      (91,400)
                                       ------------  ------------  ------------
Cash Flows From Financing Activities:
 Increase in short term advance......     1,000,000           --            --
 Repayment of short term advance.....    (1,000,000)          --            --
 Increase in liabilities subordinated
  to claims of general creditors.....     3,000,000     1,190,000     2,000,000
 Repayment of liabilities
  subordinated to claims of general
  creditors..........................      (690,000)   (1,500,000)          --
 Repayments of notes payable.........           --     (1,300,000)   (1,925,600)
 Conversion of redeemable convertible
  preferred stock....................           --            --         (4,800)
 Issuance of common stock pursuant to
  rights offering....................           --      1,076,000           --
                                       ------------  ------------  ------------
  Cash provided by (used in)
   financing activities..............     2,310,000      (534,000)       69,600
                                       ------------  ------------  ------------
Effect of exchange rate changes on
 cash................................       (14,500)          --            --
                                       ------------  ------------  ------------
Increase (decrease) in cash..........       552,400      (827,400)      461,400
Cash, beginning of period............     1,034,900     1,862,300     1,400,900
                                       ------------  ------------  ------------
Cash, end of period..................  $  1,587,300  $  1,034,900  $  1,862,300
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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1--ORGANIZATION OF JACK CARL/312-FUTURES, INC.

  Jack Carl/312-Futures, Inc. ("JC/312") and Subsidiaries, (the "Company"), engages principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), the principal operating subsidiary of JC/312, is a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC"). Another subsidiary of JC/312 is a registered broker-dealer. Subsequent to June 30, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International Inc. ("MINC"). (See Note 19)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996


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

NOTE 3--ASSETS SEGREGATED AND SECURED UNDER COMMODITY EXCHANGE ACT

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

                                                          1996         1995
                                                      ------------ ------------
      Cash........................................... $  2,009,500 $  1,181,700
      U.S. Government obligations....................  142,898,700   81,482,000
      Deposits with clearing organizations...........   37,464,000   69,531,900
      Receivables from clearing organizations, net...   12,223,000   12,043,300
      Receivables from brokers and dealers...........    1,879,000    8,436,200
      Warehouse receipts.............................      959,500    1,537,200
                                                      ------------ ------------
          Total segregated and secured assets........ $197,433,700 $174,212,300
                                                      ============ ============
          Amount required to be segregated and
           secured................................... $189,564,200 $167,730,300
                                                      ============ ============

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996


NOTE 4--OTHER SHORT TERM INVESTMENTS

  Other short term investments consist of $28,856,100 of time deposits due July 1, 1996.

NOTE 5--DEPOSITS WITH CLEARING ORGANIZATIONS

  Deposits with clearing organizations, including house and customer funds, at June 30, are as follows:

                                 1996        1995
                              ----------- -----------
U.S. Government obligations.  $37,961,600 $75,964,600
Guarantee deposits..........    1,232,300   1,163,700
Stock in exchange clearing
 organization at cost
 (market value of $1,024,000
 in 1996 and $960,000 in
 1995)........................    360,000     360,000
Cash margins................    3,934,600     542,400
                              ----------- -----------
    Total...................  $43,488,500 $78,030,700
                              =========== ===========

NOTE 6--INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS

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

                                                                    1996  1995
                                                                    ---- -------
      Investment................................................... $--  $28,000
      Advances.....................................................  --   11,100
                                                                    ---- -------
          Total.................................................... $--  $39,100
                                                                    ==== =======

  IMSI was required to maintain minimum net worth and investments in the commodity pools as defined in the commodity pool partnership agreements. At June 30, 1995, IMSI was in compliance with those requirements. At June 30, 1996 there were no such requirements. Index provided commodity brokerage services to the pools at agreed upon rates and IMSI received administrative fees from certain pools.

NOTE 7--NOTES PAYABLE

  Notes payable at June 30, consist of the following:

                                                            1996       1995
                                                         ---------- ----------
Principal stockholder, interest at prime plus 4%, due:
  January 31, 1997 and January 31, 1996................. $  540,000 $  540,000
  January 31, 1997 and January 31, 1996.................    400,000    400,000
Affiliates and other related parties, interest at prime
 plus 4%, due:
  January 31, 1997 and January 31, 1996.................  2,000,000  2,000,000
  January 31, 1997 and January 31, 1996.................  1,800,000  1,800,000
  January 31, 1997 and January 31, 1996.................    750,000    750,000
  January 31, 1997 and January 31, 1996.................    750,000    750,000
  January 31, 1997 and January 31, 1996.................    150,000    150,000
                                                         ---------- ----------
    Total............................................... $6,390,000 $6,390,000
                                                         ========== ==========

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996

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

NOTE 8--LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors at June 30, consist of the following:

                                                             1996       1995
                                                          ---------- ----------
      Bank, interest at prime plus 3%, due:
        February 28, 1996................................ $      --  $1,690,000
        September 30, 1996...............................  1,750,000        --
        February 26, 1997................................  1,000,000        --
        April 28, 1997...................................  1,250,000        --
                                                          ---------- ----------
          Total.......................................... $4,000,000 $1,690,000
                                                          ========== ==========

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

NOTE 9--STOCKHOLDERS' EQUITY

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996

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

  In January, 1995, the Company granted to two officers options totalling 250,000 shares of common stock exercisable from January 3, 1995 until the termination of their respective agreements. On June 30, 1995, options granted in May, 1994 expired and options for 500,000 shares of common stock were forfeited. The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at June 30, 1996.

                       SHARES           SHARES     SHARES    SHARES    SHARES
                       GRANTED  PRICE EXERCISABLE FORFEITED CANCELLED REMAINING
                      --------- ----- ----------- --------- --------- ---------
December 1990........   410,000 $.60     317,500   72,969    19,531     317,500
February 1992........   125,000 $.25     125,000      --        --      125,000
May 1992.............    75,000 $.60      50,000   25,000       --       50,000
September 1992.......   125,000 $.375    125,000      --        --      125,000
February 1994........ 1,250,000 $.24   1,250,000      --        --    1,250,000
January 1995.........   250,000 $.125    250,000      --        --      250,000
                      ---------        ---------   ------    ------   ---------
    Total............ 2,235,000        2,117,500   97,969    19,531   2,117,500
                      =========        =========   ======    ======   =========

NOTE 10--RELATED PARTY TRANSACTIONS

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

                                 JUNE 30, 1996


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

NOTE 11--SALE OF BRC ASSETS

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

NOTE 12--INCOME TAXES

  The provision for Federal income taxes for each of the years ended June 30, is as follows:

                                                  1996        1995      1994
                                                ---------  ---------- ---------
      Current.................................. $  98,200  $1,220,600 $ 581,200
      Deferred.................................  (272,300)    315,600  (175,000)
                                                ---------  ---------- ---------
          Total provision...................... $(174,100) $1,536,200 $ 406,200
                                                =========  ========== =========

  State income tax expense is immaterial for the years ended June 30, 1996, 1995 and 1994.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996


  Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                                     1996              1995           1994
                                ----------------  --------------- -------------
                                 AMOUNT      %      AMOUNT    %    AMOUNT   %
                                ---------  -----  ---------- ---- -------- ----
At Federal statutory rate...... $(444,400)  34.0  $1,342,300 34.0 $337,400 34.0
Amortization of goodwill.......   184,300  (14.1)     18,200   .5   18,200  1.8
Non-taxable translation gain...   (10,600)    .8         --   --       --   --
Additional tax due IRS for
 1987-1989 settlement..........    30,300   (2.3)     49,500  1.2      --   --
Non-deductible travel and
 entertainment.................    18,000   (1.4)      8,600   .2    4,000   .4
Non-deductible loss of
 majority-owned subsidiary.....     6,000    (.5)     41,200  1.0   40,500  4.1
Additional provision for
 current and deferred taxes....    32,500   (2.4)      8,800   .9      --   --
Penalties......................       --     --       45,100   .5      --   --
Other, net.....................     9,800    (.8)     22,500   .6    6,100   .6
                                ---------  -----  ---------- ---- -------- ----
    Net amounts................ $(174,100)  13.3  $1,536,200 38.9 $406,200 40.9
                                =========  =====  ========== ==== ======== ====

  Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109--Accounting for Income Taxes. Under this standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                           JUNE 30,  JUNE 30,
                                                             1996      1995
                                                           --------  ---------
Deferred income tax assets:
  Bad debt reserve........................................ $ 38,600  $  66,100
  Book and tax depreciation difference....................  235,800     67,500
  Commission accrual......................................   37,500        --
  Bonus accrual...........................................    4,400     65,400
  Accrued legal expense...................................      --      40,800
                                                           --------  ---------
    Total deferred tax assets............................. $316,300  $ 239,800
                                                           --------  ---------
Deferred income tax liabilities:
  Unrealized gain on U.S. Government obligations.......... $ (4,500) $(135,900)
  Partnership income......................................  (34,900)   (26,200)
  Prepaid rent............................................   (4,900)   (18,100)
  1987-1989 audit adjustment..............................      --     (61,300)
  Other, net..............................................   (2,800)    (1,400)
                                                           --------  ---------
    Total deferred tax liabilities........................ $(47,100) $(242,900)
                                                           --------  ---------
    Net deferred tax assets (liabilities)................. $269,200  $  (3,100)
                                                           ========  =========

  No valuation allowance has been provided as management believes deferred tax assets are realizable.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996


NOTE 13--COMMITMENTS AND CONTINGENCIES

  The Company has a noncancellable lease for office space which expires in the year 2002. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

      YEAR ENDING JUNE 30,                                              AMOUNT
      --------------------                                            ----------
      1997........................................................... $  283,900
      1998...........................................................    350,500
      1999...........................................................    362,300
      2000...........................................................    374,000
      2001 and thereafter............................................    849,900
                                                                      ----------
          Total...................................................... $2,220,600
                                                                      ==========

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

NOTE 14--FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996

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

NOTE 15--LITIGATION

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996

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

NOTE 16--CAPITAL REQUIREMENTS

  Index is subject to the minimum capital requirements adopted and administered by the CFTC and by certain exchanges of which Index is a member. As of June 30, 1996, adjusted net capital, as defined, of approximately $12,038,300 is approximately $5,216,200 in excess of the minimum required under the regulations of the CFTC and exchanges. The net capital requirements may effectively restrict the payment of cash dividends and the repayment of subordinated borrowings.

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

NOTE 17--NASDAQ LISTING

  On August 17, 1994, the Company was advised by NASDAQ that the securities of the Company were delisted from the NASDAQ SmallCap Market effective August 18, 1994. The Company appealed NASDAQ's decision and secured additional market makers. On December 7, 1994, the Company's common stock resumed trading on the NASDAQ SmallCap Market.

NOTE 18--CASH FLOWS

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

NOTE 19--SUBSEQUENT EVENT--SALE OF ASSETS

  On May 31, 1996, an agreement was reached to sell, transfer and assign to MINC substantially all of the brokerage accounts maintained by Index, together with all positions, securities and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D.& F. Man Group, plc, a London-based international trading and finance conglomerate. This sale was

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996

completed as of July 1, 1996. Shortly thereafter, Index ceased being a clearing member at all exchanges, though it remains a registered futures commission merchant.

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

  A net pre-tax, restructuring charge of $1,556,500, related to the sale, was reflected in the income statement for fiscal year 1996. Additionally, a restructuring gain of $664,000 will be reflected in income in fiscal 1997. These amounts consisted of the following:

      Write-off of remaining goodwill............................. $  (488,400)
      Accrue employee benefits related to terminated and
       transferred employees......................................    (643,700)
      Revalue of furniture, fixtures and equipment................    (373,100)
      Accrue lease obligation.....................................    (154,600)
      Accrue legal expenses related to the sale...................    (110,000)
      Write-off printing stock....................................     (97,100)
      Reduce bonus accrual, related to terminated and transferred
       employees..................................................     195,000
      Write-off deferred rent for assumed lease...................      65,200
      Reduce business promotion accruals..........................      50,200
                                                                   -----------
      Total restructuring charge in fiscal 1996................... $(1,556,500)
                                                                   ===========
      Gain on sale of Board of Trade Clearing Corporation stock,
       July, 1996................................................. $   664,000
                                                                   ===========

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

            PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                          PRO FORMA ADJUSTMENTS
                                        -----------------------------
                              1996      E.D. & F. MAN                           1996
                           HISTORICAL       SALE             OTHER            PRO FORMA
                          ------------  -------------     -----------        -----------
         ASSETS
         ------
Cash....................  $  1,587,300  $      77,000      $ (900,000)       $   764,300(8)
Cash segregated or
 secured under Commodity
 Exchange Act...........     2,009,500     (2,009,500)            --                 --
U.S. Government
 obligations............   144,328,800   (132,815,300)     (1,952,600)         9,560,900(8)
Other short term
 investments............    28,856,100            --              --          28,856,100
Deposits with clearing
 organizations..........    43,488,500    (43,488,500)(3)         --                 --
Warehouse receipts......       959,500       (959,500)            --                 --
Receivables:
 Brokers and Dealers....     2,291,900     (2,291,900)            --                 --
 Clearing
  organizations.........    12,383,200    (12,383,200)            --                 --
 Customers..............     1,138,400       (598,900)            --             539,500
 Affiliates.............         1,000            --              --               1,000
 Other..................     1,061,800       (177,600)        705,600(2)       1,589,800
 Less--Allowance for
  doubtful accounts.....      (409,300)           --              --            (409,300)
Notes receivable........       627,200            --              --             627,200
Exchange memberships, at
 cost (market value of
 $960,400)..............       781,300            --         (781,300)(4)            --
Furniture, equipment,
 and leasehold
 improvements, net of
 accumulated
 depreciation and
 amortization of
 $2,213,400.............       279,500        (77,000)            --             202,500
Other assets............       503,000            --         (134,800)           368,200
                          ------------  -------------     -----------        -----------
   Total................  $239,887,700  $(194,724,400)    $(3,063,100)       $42,100,200
                          ============  =============     ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Payables:
 Clearing
  organizations.........  $    165,900  $    (165,900)    $       --         $       --
 Customers..............   216,705,300   (189,884,000)            --          26,821,300
 Officers and
  employees.............     2,865,000     (1,514,300)            --           1,350,700
Accounts payable and
 accrued expenses.......     3,545,000     (2,132,800)         49,500(5)       1,461,700
Notes payable...........     6,390,000            --         (900,000)(6)      5,490,000
                          ------------  -------------     -----------        -----------
   Total................   229,671,200   (193,697,000)       (850,500)        35,123,700
                          ------------  -------------     -----------        -----------
Liabilities subordinated
 to claims of general
 creditors..............     4,000,000            --       (4,000,000)(7)            --
                          ------------  -------------     -----------        -----------
Stockholders' equity
 Class A preferred
  stock, $1 par value;
  10% cumulative,
  redeemable, 400,000
  shares authorized and
  outstanding...........       400,000            --              --             400,000
 Common stock, $.004
  par value;
  150,000,000 shares
  authorized,
  33,624,530 shares
  issued and
  outstanding...........       134,500            --              --             134,500
 Paid-in capital........     8,395,300            --              --           8,395,300
 Retained deficit.......    (2,698,800)    (1,027,400)(1)   1,787,400(2,3,4)  (1,938,800)
 Cumulative translation
  adjustment............       (14,500)           --              --             (14,500)
                          ------------  -------------     -----------        -----------
   Total stockholders'
    equity..............     6,216,500     (1,027,400)      1,787,400          6,976,500
                          ------------  -------------     -----------        -----------
   Total................  $239,887,700  $(194,724,400)    $(3,063,100)       $42,100,200
                          ============  =============     ===========        ===========

--------
(1) 1996 restructuring charge, net of tax, was adjusted to retained earnings as of the end of fiscal 1995.
(2) $1,612,800 of other income is the estimated pre-tax revenue from the Sale of Assets to MINC, which was based upon 1996 actual trading levels, commission revenue, commission expense, brokerage and clearing costs and production expenses. The general administrative expenses used in this calculation were based on the highest level permitted under the sales agreement and 1996 actual trading levels. Actual results may be significantly higher or lower if these assumptions do not hold true. The $705,600 other receivable is the Company's estimated receivable from the Sale of Assets to MINC.
(3) $664,000 of other income is the assumed pre-tax gain on the sale of clearing corporation stock in July, 1995. The proceeds were assumed to have been reinvested. (Actual sale occurred in July, 1996.)
(4) $179,100 of other income is the assumed pre-tax gain on the sale of all exchange memberships in November, 1995. The proceeds were assumed to have been reinvested. (The sale prices were assumed to be the market values at the end of June, 1996. The actual gain may be higher or lower if the market values increase or decrease.)
(5) Restructuring charge liabilities were assumed to have been paid in 1996.
(6) $900,000 of notes payable were assumed repaid in September, 1995. (Actual repayment was September, 1996.)
(7) $4,000,000 of subordinated loans were assumed repaid at the beginning of August, 1995. (Actual repayment was the beginning of August, 1996.)
(8) The statement of financial condition assumes that most cash generated by the Sale of Assets was reinvested in U.S. Government obligations, with a nominal level of cash for operating expenses. Other such balances reflect the on-going balances of Index FX.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                        PRO FORMA ADJUSTMENTS
                                       ---------------------------
                             1996      E.D.& F. MAN                          1996
                          HISTORICAL       SALE           OTHER           PRO FORMA
                          -----------  ------------     ----------        ----------
Revenues:
 Commissions............  $30,606,500  $(30,606,500)    $      --         $      --
 Interest...............    7,920,800    (6,751,300)      (156,100)(2)     1,013,400
 Trading gains, net.....    2,411,400      (352,600)           --          2,058,800(10)
 Other..................      196,200      (196,200)     2,455,900(3,4,5)  2,455,900
                          -----------  ------------     ----------        ----------
   Total revenues.......   41,134,900   (37,906,600)     2,299,800         5,528,100
                          -----------  ------------     ----------        ----------
Expenses:
 Commissions, floor
  brokerage and
  clearing costs........   16,825,600   (16,704,800)           --            120,800
 Compensation and
  related benefits......   10,536,500    (9,297,800)           --          1,238,700(8)
 Interest...............    4,238,900    (2,559,400)      (408,400)(6,7)   1,271,100
 Communications.........    2,066,800    (1,753,500)           --            313,300
 Business promotion.....    2,173,900    (1,949,700)           --            224,200
 Rent and other
  occupancy costs.......    1,546,300    (1,132,400)           --            413,900
 Professional and
  consulting fees.......      670,400      (380,900)           --            289,500
 Depreciation...........      320,800      (256,100)           --             64,700
 Amortization of
  goodwill..............       53,600       (53,600)           --                --
 Doubtful accounts
  expense (benefit).....      140,600       (96,300)           --             44,300
 Other..................    2,312,200    (2,165,500)           --            146,700
 Restructuring charge,
  net...................    1,556,500    (1,556,500)(1)        --                --
                          -----------  ------------     ----------        ----------
   Total expenses.......   42,442,100   (37,906,500)      (408,400)        4,127,200(9)
                          -----------  ------------     ----------        ----------
Income (loss) before
 income taxes...........   (1,307,200)         (100)     2,708,200         1,400,900
Income tax expense
 (benefit)..............     (174,100)     (166,100)       920,800           580,600
                          -----------  ------------     ----------        ----------
Net income (loss).......   (1,133,100)      166,000      1,787,400           820,300
Assumed cumulative
 dividend on Class A
 preferred stock........      (40,000)          --             --            (40,000)
                          -----------  ------------     ----------        ----------
Net income (loss)
 applicable to common
 stock..................  $(1,173,100) $    166,000     $1,787,400        $  780,300
                          ===========  ============     ==========        ==========
Primary earnings (loss)
 per share, restated for
 reverse split:
 Net income (loss)......  $      (.03) $        .00     $      .05        $      .02
                          ===========  ============     ==========        ==========
 Weighted average
  number of shares
  outstanding...........   33,721,179    33,721,179     33,721,179        33,721,179
                          ===========  ============     ==========        ==========
Fully diluted earnings
 (loss) per share,
 restated for reverse
 split:
 Net income (loss)......  $      (.03) $        .00     $      .05        $      .02
                          ===========  ============     ==========        ==========
 Weighted average
  number of shares
  outstanding...........   33,721,179    33,721,179     33,721,179        33,721,179
                          ===========  ============     ==========        ==========

--------
 (1) 1996 restructuring charge was adjusted to retained earnings as of the end of fiscal 1995.
 (2) A 5.25% interest rate was assumed for interest income on liquidated assets.
 (3) $1,612,800 of other income is the estimated pre-tax revenue from the Sale of Assets to MINC, which was based upon 1996 actual trading levels, commission revenue, commission expense, brokerage and clearing costs and production expenses. The general administrative expenses used in this calculation were based on the highest level permitted under the sales agreement and 1996 actual trading levels. Actual results may be significantly higher or lower if these assumptions do not hold true.
 (4) $664,000 of other income is the assumed pre-tax gain on the sale of clearing corporation stock in July, 1995. The proceeds were assumed to have been reinvested. (Actual sale occurred in July, 1996.)
 (5) $179,100 of other income is the assumed pre-tax gain on the sale of all exchange memberships in November, 1995. The proceeds were assumed to have been reinvested. (The sale prices were assumed to be the market values at the end of June, 1996. The actual gain may be higher or lower if the market values increase or decrease.)
 (6) $900,000 of notes payable were assumed repaid in September, 1995. (Actual repayment was September, 1996.)
 (7) $4,000,000 of subordinated loans were assumed repaid at the beginning of August, 1995. (Actual repayment was the beginning of August, 1996.)
 (8) Compensation and related benefits reflects three months of transitional costs, followed by nine months of on-going, reduced expenditures.
 (9) Other expenses reflect nominal estimated on-going expenses of Index as well as actual 1996 expenditures for Index FX.
(10) Trading gains reflect the revenue generated by Index FX.

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

                       CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                       E. D. & F. MAN INTERNATIONAL INC.

                           YEAR ENDED MARCH 31, 1996
                       (CONFIDENTIAL TREATMENT REQUESTED)

                       REPORT OF INDEPENDENT ACCOUNTANTS

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

/s/ PRICE WATERHOUSE LLP

                       E. D. & F. MAN INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 1996
                                 (IN THOUSANDS)

ASSETS
------
Cash.................................................................. $  7,142
Cash segregated under federal regulation..............................    2,371
Due from brokers, dealers and clearing organizations..................  131,745
Due from customers and noncustomers...................................   28,614
Due from affiliates...................................................    3,353
Securities purchased under agreements to resell.......................  715,742
Securities owned
  U.S. Government securities..........................................   31,098
  Other marketable securities.........................................    6,132
  Not readily marketable, at estimated fair value.....................      421
Memberships in exchanges, at cost (market value of $14,724)...........   10,040
Furniture, equipment, and leasehold improvements, net of accumulated
 depreciation of $2,929...............................................    2,893
Other assets..........................................................    4,038
                                                                       --------
Total assets.......................................................... $943,589
                                                                       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Liabilities:
  Due to brokers, dealers and clearing organizations.................. $ 17,003
  Due to customers and noncustomers...................................  758,922
  Due to affiliates...................................................    8,224
  Accounts payable and accrued liabilities............................   29,932
                                                                       --------
                                                                        814,081
Subordinated debt.....................................................  123,000
                                                                       --------
Total liabilities.....................................................  937,081
                                                                       --------
Stockholder's equity:
  Common stock........................................................      350
  Additional paid-in capital..........................................    4,900
  Retained earnings...................................................    1,258
                                                                       --------
    Total stockholder's equity........................................    6,508
                                                                       --------
    Total liabilities and stockholder's equity........................ $943,589
                                                                       ========

        The accompanying notes are an integral part of these statements.

                       E. D. & F. MAN INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           YEAR ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

Revenues
  Commissions........................................................ $103,244
  Interest...........................................................   16,380
  Other..............................................................    8,044
                                                                      --------
                                                                       127,668
                                                                      --------
Expenses
  Sales commissions..................................................   14,252
  Floor brokerage, clearing and exchange fees........................   51,267
  Employee compensation and benefits.................................   24,846
  Occupancy and equipment costs......................................    3,472
  Depreciation and amortization......................................    1,215
  Communications.....................................................    6,431
  Office and data processing.........................................    3,303
  Professional services..............................................    2,019
  Interest...........................................................   12,690
  Other..............................................................    9,030
                                                                      --------
                                                                       128,525
                                                                      --------
Loss before taxes....................................................     (857)
Income tax expense...................................................      198
                                                                      --------
Net loss............................................................. $ (1,055)
                                                                      ========


        The accompanying notes are an integral part of these statements.

                       E. D. & F. MAN INTERNATIONAL INC.

         CONSOLIDATED STATEMENT OF CHANGES IN SUBORDINATED LIABILITIES
                           YEAR ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

Subordinated debt at April 1, 1995.................................... $112,500
  Borrowings..........................................................   28,500
  Repayments..........................................................  (18,000)
                                                                       --------
Subordinated debt at March 31, 1996................................... $123,000
                                                                       ========



        The accompanying notes are an integral part of these statements.

                       E. D. & F. MAN INTERNATIONAL INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           YEAR ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

                                                     ADDITIONAL
                                              COMMON  PAID-IN   RETAINED
                                              STOCK   CAPITAL   EARNINGS TOTAL
                                              ------ ---------- -------- ------
Balance at April 1, 1995.....................  $350    $4,900    $4,331  $9,581
  Net loss...................................   --        --     (1,055) (1,055)
  Dividend paid to E. D. & F. Man, Inc.......   --        --     (2,018) (2,018)
                                               ----    ------    ------  ------
Balance at March 31, 1996....................  $350    $4,900    $1,258  $6,508
                                               ====    ======    ======  ======



        The accompanying notes are an integral part of these statements.

                       E. D. & F. MAN INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEAR ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

Cash flows from operating activities
  Net loss.......................................................... $  (1,055)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................     1,093
    Gain on sale of exchange memberships and stock..................      (308)
    Deferred tax benefit............................................      (122)
    Other...........................................................       799
    Decrease in cash segregated under federal regulation............     6,475
    Increase in due from brokers, dealers and clearing
     organizations..................................................   (66,271)
    Decrease in due from customers..................................    24,106
    Decrease in due from affiliates.................................    45,912
    Increase in securities purchased under agreements to resell.....  (124,543)
    Decrease in securities owned....................................    54,997
    Decrease in other assets........................................     6,275
    Decrease in due to brokers, dealers and clearing organizations..   (24,998)
    Decrease in due to affiliates...................................   (77,564)
    Increase in due to customers....................................   142,686
    Decrease in accounts payable and accrued liabilities............    (3,930)
                                                                     ---------
Net cash used in operating activities...............................   (16,448)
                                                                     ---------
Cash flows from investing activities
  Proceeds from sales of exchange memberships.......................     4,234
  Dividend paid.....................................................    (2,018)
  Purchase of fixed assets, net of disposals........................    (1,847)
                                                                     ---------
Net cash provided by investing activities...........................       369
                                                                     ---------
Cash flows provided by financing activities
  Proceeds from subordinated borrowings.............................    28,500
  Repayments of subordinated debt...................................   (18,000)
                                                                     ---------
Net cash provided by financing activities...........................    10,500
                                                                     ---------
Net decrease in cash................................................    (5,579)
Cash at beginning of year...........................................    12,721
                                                                     ---------
Cash at end of year................................................. $   7,142
                                                                     =========
Supplemental disclosure of cash flow information
Cash paid during the year:
  Interest.......................................................... $  12,027
  Income taxes...................................................... $     126

   The accompanying notes are an integral part of these financial statements.

                       E. D. & F. MAN INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 1--ORGANIZATION:

  E. D. & F. Man International Inc. ("MINC") is a wholly owned subsidiary of
E. D. & F. Man Inc., a United States corporation, whose ultimate parent is E.
D. & F. Man Group plc, a United Kingdom corporation.

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

 Consolidation Policy

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

NOTE 3--COMMON STOCK

  At March 31, 1996, the Company's capital shares consist of the following classes:

Class A (Voting), $10 par value; 25,000 shares authorized; 20,000 shares issued and outstanding........................................ $200,000
Class B (Non-Voting), $10 par value; 25,000 shares authorized; 15,000 shares issued and outstanding........................................ $150,000

NOTE 4--CAPITAL REQUIREMENTS:

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

NOTE 5--SEGREGATION OF FUNDS

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

Pursuant to Commodity Exchange Act:
  Cash........................................................... $  2,229,200
  Firm owned securities..........................................    5,375,300
  Customer owned securities......................................  226,296,000
  Securities purchased under agreements to resell................  574,800,200
  Receivables from exchanges and clearing organizations..........   49,091,700
  Net equities with other futures commission merchants...........    4,184,000
                                                                  ------------
    Total........................................................ $861,976,400
                                                                  ============
Foreign Secured Assets Relating to Foreign Futures Activities:
  Cash........................................................... $ 49,706,600
  Firm owned securities..........................................    1,075,900
  Customer owned securities......................................   14,155,400
  Securities purchased under agreements to resell................   70,032,400
  Receivables from exchanges and clearing organizations..........       19,300
  Net equities with other futures commission merchants...........   (2,660,000)
                                                                  ------------
    Total........................................................ $132,329,600
                                                                  ============
Pursuant to Securities Exchange Act Requirements:
  Securities purchased under agreements to resell................ $ 23,406,800
                                                                  ============

  At March 31, 1996, the Company was in compliance with these segregation requirements.

NOTE 6--INCOME TAXES:

  The Company files consolidated Federal, and New York state and City income tax returns with its parent, E. D. & F. Man Inc. The Company also files income tax returns in Illinois and certain other states.

  The provision (benefit) for income taxes includes the following:

      Current:
        Federal...................................................... $ 622,400
        State........................................................  (143,100)
        Local........................................................  (159,300)
      Deferred:
        Federal......................................................  (118,000)
        State........................................................    (5,700)
        Local........................................................     2,100
                                                                      ---------
          Total...................................................... $ 198,400
                                                                      =========

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

NOTE 7--RELATED PARTY TRANSACTIONS:

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

NOTE 8--LEASES:

  The Company leases certain office premises, equipment and computer hardware for its own use. At March 31, 1996, the minimum annual rental commitment under non-cancelable leases was:

      1997........................................................... $  927,500
      1998........................................................... $  713,900
      1999........................................................... $  733,400
                                                                      ----------
          Total...................................................... $2,374,800
                                                                      ==========

  Rent expenses and sublease rental income for the year ended March 31, 1996, were approximately $1,741,500 and $86,800, respectively.

NOTE 9--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

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

  In the normal course of business, the Company invests in U.S. government obligations and other short-term instruments with U.S. financial institutions or U.S. branches of major foreign banks. Management does not anticipate that losses, if any, as a result of credit risk would materially affect the Company's financial position.

NOTE 10--COMMITMENTS AND CONTINGENCIES

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

NOTE 11--DISPOSITIONS OF SUBSIDIARIES

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

  The management of the Company is responsible for establishing and maintaining an internal control structure and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the SEC's and CFTC's above mentioned objectives. Two of the objectives of an internal control structure and the practices and procedures are to provide management with reasonable, but not absolute, assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit preparation of financial statements in conformity with generally accepted accounting principles. Rule 17a-5(g) and Regulation 1.16 list additional objectives of the practices and procedures referred to in the preceding paragraph.

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

/s/ PRICE WATERHOUSE LLP

       E. D. & F. MAN INTERNATIONAL INC. ANALYSIS OF NON-ALLOWABLE ASSETS
                                 MARCH 31, 1996

Investments in and receivables from affiliates..................... $26,206,722
Receivables from customers.........................................     884,800
Receivables from broker/dealers....................................   3,418,361
Memberships in exchanges--at cost..................................   8,615,723
Other assets.......................................................   1,550,519
Furniture, equipment and leasehold improvements....................   2,029,679
Securities owned, not readily marketable...........................      15,000
Loans and advances.................................................      42,316
                                                                    -----------
    Total Non-allowable Assets..................................... $42,763,120
                                                                    ===========

                       REPORT OF INDEPENDENT ACCOUNTANTS
                         ON THE SIPC ANNUAL ASSESSMENT
                          REQUIRED BY SEC RULE 17A-5

                                                                   May 30, 1996

The Board of Directors E. D. & F. Man International Inc. (a wholly owned subsidiary of E. D. & F. Man Inc.)

  In accordance with rule 17a-5(e)(4) of the Securities and Exchange Commission, we have performed the following procedures with respect to the accompanying schedule (Form SIPC-7T) of Securities Investor Protection Corporation assessments and payments of E. D. & F. Man International Inc. for the period April 1, 1995 to December 31, 1995. Our procedures were performed solely to assist you in complying with rule 17a-5(e)(4), and our report is not to be used for any other purpose. The procedures we performed are as follows:

1. Compared listed assessment payments with respective cash disbursement record entries;

2. Compared amounts reported in the General Assessment Reconciliation (Form SIPC-7T) with the financial records of E. D. & F. Man International Inc. For the period April 1, 1995 to December 31, 1995 and included in the amounts reported on the audited Form X-17A-5 for the year ended March 31, 1996;

3. Compared any adjustments reported in Form SIPC-7T with supporting schedules and working papers;

4. Proved the arithmetical accuracy of the calculations reflected in Form SIPC-7T and in the related schedules and working papers supporting adjustments.

  Because the above procedures do not constitute an audit made in accordance with generally accepted auditing standards, we do not express an opinion on the schedule referred to above. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you. This report relates only to the schedule referred to above and does not extend to any financial statements of E. D. & F. Man International Inc. taken as a whole.

/s/ PRICE WATERHOUSE LLP

                       E. D. & F. MAN INTERNATIONAL INC.

                     RECONCILIATION FROM UNAUDITED FOCUS TO
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 1996

                         MINC UNAUDITED
                         UNCONSOLIDATED                                    CONSOLIDATION
         ASSETS              FOCUS       GELDERMANN, INC. RECLASSIFICATION ELIMINATIONS   CONSOLIDATED
         ------          --------------  ---------------- ---------------- -------------  -------------
Cash.................... $   7,048,800    $      93,400     $              $              $   7,142,200
Cash segregated under
 federal regulations....     2,054,800          315,800                                       2,370,600
Due from brokers,
 dealers and clearing
 organizations..........    96,753,800       31,033,400       3,957,200                     131,744,400
Due from customers......    25,596,100        3,836,700        (840,900)                     28,591,900
Due from non customers..        22,100                                                           22,100
Due from affiliates.....    26,206,700        5,062,000             400     (27,916,300)      3,352,800
Securities purchased
 under agreements to
 resell.................   663,119,300       52,622,900                                     715,742,200
Securities owned
 U.S. government
 securities.............    21,173,300        9,676,000         248,500                      31,097,800
 Other marketable
  securities............     6,132,200                                                        6,132,200
 Not readily marketable,
  at fair value.........        15,000                          406,000                         421,000
Memberships in
 exchanges..............     8,615,700        1,424,600                                      10,040,300
Furniture, equipment,
 and leasehold
 improvements...........     2,029,700          863,600                                       2,893,300
Other assets............     4,665,400        3,925,800      (4,553,000)                      4,038,200
                         -------------    -------------     -----------    ------------   -------------
    Total assets........ $ 863,432,900    $ 108,854,200     $  (781,800)   $(27,916,300)  $ 943,589,000
                         =============    =============     ===========    ============   =============
    LIABILITIES AND
  STOCKHOLDER'S EQUITY
  --------------------
Due to brokers, dealers
 and clearing
 organizations.......... $  (8,977,800)   $  (8,024,100)    $              $              $ (17,001,900)
Due to customers........  (663,170,900)     (57,543,100)                                   (720,714,000)
Due to non customers....   (38,207,600)                                                     (38,207,600)
Due to affiliates.......   (12,608,400)        (607,000)         (2,700)      4,994,500      (8,223,600)
Accounts payable and
 accrued liabilities....   (25,438,300)      (5,280,100)        784,500                     (29,933,900)
                         -------------    -------------     -----------    ------------   -------------
    Total liabilities...  (748,403,000)     (71,454,300)        781,800       4,994,500    (814,081,000)
Subordinated debt.......  (110,000,000)     (13,000,000)                                   (123,000,000)
Common Stock............      (350,000)          (1,000)                          1,000        (350,000)
Additional paid in
 capital................    (4,900,000)     (24,398,900)                     24,398,900      (4,900,000)
Retained earnings.......       220,100                                       (1,478,100)     (1,258,000)
                         -------------    -------------     -----------    ------------   -------------
Total stockholder's
 equity.................    (5,029,000)     (24,399,900)                     22,921,800      (6,508,000)
    Total liabilities
     and stockholder's
     equity............. $(863,432,900)   $(108,854,200)    $   781,800    $ 27,916,300   $(943,589,000)
                         =============    =============     ===========    ============   =============

                                                                     SCHEDULE II

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                         ADDITIONS
                                   ----------------------
                                   CHARGED TO
                          BALANCE  (BENEFITS    CHARGED                   BALANCE
                            AT      AGAINST)    TO OTHER                   AT END
                         BEGINNING COSTS AND    ACCOUNTS     DEDUCTIONS      OF
DESCRIPTION              OF PERIOD  EXPENSES   (DESCRIBE)    (DESCRIBE)    PERIOD
-----------              --------- ----------  ----------   ------------  --------
Allowance for doubtful
 accounts
For the year ended June
 30, 1996............... $191,900  $ 140,600    $144,800(b) $ (68,000)(a) $409,300
For the year ended June
 30, 1995............... $506,600  $(586,000)   $323,900(b) $ (52,600)(a) $191,900
For the year ended June
 30, 1994............... $613,200  $  49,100    $    --     $(155,700)(a) $506,600

--------
(a) Uncollected receivables written off.
(b) Collection of receivables previously written off.

                                 EXHIBIT INDEX

  Certain exhibits to this report on Form 10-K/A-2 have been incorporated by reference. For a list of these exhibits, see Item 14 hereof.

                                                                    PAGE IN
                                                                 SEQUENTIALLY
  EXHIBIT                                                       NUMBERED SYSTEM
  NUMBER                       DESCRIPTION                        WHERE FOUND
  -------                      -----------                      ---------------

           The following exhibits are filed herewith:
 10.42     Employment agreement, dated December 31, 1995, be-
           tween Jack Carl/312-Futures, Inc. and Philip A.
           Tanzar                                                      72
 10.43     Heads of Agreement, dated July 19, 1995 between
           Jack Carl/312-Futures, Inc., Simon Drabble, Graham
           Wellesley and Lorenzo Naldini                               80
 10.44     Service Agreement, dated July 19, 1995 between In-
           dex Forex Limited and Simon Drabble, Graham
           Wellesley and Lorenzo Naldini                               84
 10.45     Service Agreement dated September 1, 1995 between
           Index FX Limited and Simon Drabble                          95
 10.46     Service Agreement dated November 13, 1995 between
           Index FX Limited and Graham Wellesley                      107
 10.47     Service Agreement dated November 13, 1995 between
           Index Forex Limited and Lorenzo Naldini.                   118
 10.48     Letter containing terms of employment dated Octo-
           ber 12, 1995 and October 27, 1995 between Index FX
           Limited and Barrie J. Swift                                129
 10.49     Letter containing terms of employment dated Febru-
           ary 6, 1996 and between Index FX Ltd. and Figen
           Yardimci                                                   134
 10.50     Letter containing terms of employment dated March
           19, 1996 between Index FX Limited and Charles Ow-
           ens                                                        138
 11.1      Computation of Earnings Per Common Share                    69
 17.1      Letter confirming resignation, dated September 26,
           1996, from Burton J. Meyer                                 142
 17.2      Letter of resignation, dated September 24, 1996,
           from Philip A. Tanzar                                      143
 21.1      Subsidiaries of the Registrant                              71
 24.1      Power of Attorney                                           27
 27        Financial Data Schedule (Edgar Version Only)
 99.1      Report on Form 8-K for the Registrant as filed on
           June 14, 1996 with the Securities and Exchange
           Commission                                                 144