Form 10-Q
period 1996-12-31
CARL JACK 312 FUTURES INC
filed 1997-02-13
CIK 792861

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Immediately following this page, the following financial information of the Registrant is filed as part of this Report.

                                                                            PAGE
                                                                            ----
Consolidated statements of financial condition as of December 31, 1996 and
 June 30, 1996............................................................    3
Consolidated statements of operations for the three months and six months ended December 31, 1996 and 1995.........................................  4-5
Consolidated statement of changes in stockholders' equity for the six
 months ended December 31, 1996...........................................    6
Consolidated statements of changes in liabilities subordinated to claims of general creditors for the six months ended December 31, 1996 and
 1995.....................................................................    7
Consolidated statements of cash flows for the six months ended December
 31, 1996 and 1995........................................................    8
Notes to consolidated financial statements................................    9

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      DECEMBER 31, 1996 AND JUNE 30, 1996

                                                                     JUNE 30,
                     ASSETS                      DECEMBER 31, 1996     1996
                     ------                      ----------------- ------------
                                                    (UNAUDITED)     (AUDITED)
Cash............................................    $ 3,110,200    $  1,587,300
Cash segregated or secured under Commodity
 Exchange Act...................................         56,300       2,009,500
U.S. Government obligations.....................      4,187,800     144,328,800
Other short term investments....................     36,419,300      28,856,100
Deposits with clearing organizations............      2,216,800      43,488,500
Warehouse receipts..............................            --          959,500
Receivables:
  Brokers and dealers...........................      2,800,100       2,291,900
  Clearing organizations........................            --       12,383,200

                         SEPTEMBER 30, 1996 JUNE 30, 1996
                         ------------------ -------------
  Customers &
   counterparties.......     $1,224,000      $1,138,400
  Affiliates............          1,900           1,000
  Other.................      1,386,400       1,061,800
  Less--Allowance for
   doubtful accounts....       (415,800)       (409,300)    2,196,500    1,791,900
                             ----------      ----------

Notes receivable.........................................      623,100       627,200
Exchange memberships, at lower of cost or market (cost of
 $527,900 at December 31, 1996 and market value of
 $960,400 at June 30, 1996)..............................      347,800       781,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $2,261,000
 and $2,213,400 at December 31, 1996 and June 30, 1996,
 respectively............................................      179,500       279,500
Other assets.............................................      141,600       503,000
                                                           -----------  ------------
    Total................................................  $52,279,000  $239,887,700
                                                           ===========  ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Bank overdrafts..........................................  $   114,000  $        --
Payables:
  Clearing organizations.................................          --        165,900
  Brokers and Dealers....................................      205,800           --
  Customers & counterparties.............................   38,245,200   216,705,300
  Officers and employees.................................          --      2,865,000
Accounts payable and accrued expenses....................    1,426,000     3,545,000
Notes payable............................................    5,490,000     6,390,000
                                                           -----------  ------------
    Total................................................   45,481,000    29,671,200
                                                           -----------  ------------
Liabilities subordinated to claims of general creditors..          --      4,000,000
                                                           -----------  ------------
Stockholders' equity:
  Class A preferred stock, $1 par value; 10% cumulative,
   redeemable, 400,000 shares authorized and outstanding.      400,000       400,000
  Common stock, $.004 par value; 150,000,000 shares
   authorized, 33,624,530 shares issued and outstanding
   at December 31, 1996 and June 30, 1996................      134,500       134,500
  Paid-in capital........................................    8,395,300     8,395,300
  Retained deficit.......................................   (2,086,100)   (2,698,800)
  Cumulative translation adjustment......................      (45,700)      (14,500)
                                                           -----------  ------------
    Total stockholders' equity...........................    6,798,000     6,216,500
                                                           -----------  ------------
      Total..............................................  $52,279,000  $239,887,700
                                                           ===========  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
Revenues:
  Commissions........................................ $    71,500  $ 7,149,600
  Interest...........................................     669,200    1,859,300
  Trading gains, net.................................   1,872,600      269,500
  Other..............................................     614,900       42,900
                                                      -----------  -----------
    Total revenues...................................   3,228,200    9,321,300
                                                      -----------  -----------
Expenses:
  Commission, floor brokerage and clearing costs.....     153,100    3,849,300
  Compensation and related benefits..................   1,104,300    2,532,000
  Communications.....................................     180,700      478,300
  Interest...........................................     595,600      984,800
  Rent and other occupancy costs.....................      80,700      407,400
  Business promotion.................................      93,200      505,100
  Professional and consulting fees...................     157,300      130,500
  Depreciation.......................................      25,200       83,700
  Amortization of goodwill...........................          --       13,400
  Other..............................................     332,400      572,600
                                                      -----------  -----------
    Total expenses...................................   2,722,500    9,557,100
                                                      -----------  -----------
Income (loss) before income taxes....................     505,700     (235,800)
Income tax expense...................................     158,400       71,800
                                                      -----------  -----------
Net income (loss)....................................     347,300     (307,600)
Assumed cumulative dividend on Class A preferred
 stock...............................................     (10,000)     (10,000)
                                                      -----------  -----------
Net income (loss) applicable to common stock......... $   337,300  $  (317,600)
                                                      ===========  ===========
Primary earnings per common share:
  Net income (loss).................................. $       .01  $      (.01)
                                                      ===========  ===========
  Weighted average number of common shares
   outstanding.......................................  33,624,530   33,728,188
                                                      ===========  ===========
Fully diluted earnings per common share:
  Net income (loss).................................. $       .01  $      (.01)
                                                      ===========  ===========
  Weighted average number of common shares
   outstanding.......................................  33,624,530   33,728,188
                                                      ===========  ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
Revenues:
  Commissions........................................ $   132,800  $14,952,800
  Interest...........................................   1,201,800    3,678,200
  Trading gains, net.................................   2,830,000      324,600
  Other..............................................   1,648,500       84,100
                                                      -----------  -----------
    Total revenues...................................   5,813,100   19,039,700
                                                      -----------  -----------
Expenses:
  Commission, floor brokerage and clearing costs.....     208,000    8,103,700
  Compensation and related benefits..................   2,032,200    5,057,400
  Communications.....................................     354,900      906,900
  Interest...........................................   1,070,500    1,896,600
  Rent and other occupancy costs.....................     232,900      787,900
  Business promotion.................................     180,700      983,500
  Professional and consulting fees...................     312,400      329,000
  Depreciation.......................................      47,200      153,500
  Amortization of goodwill...........................         --        26,800
  Other..............................................     451,000    1,040,500
                                                      -----------  -----------
    Total expenses...................................   4,889,800   19,285,800
                                                      -----------  -----------
Income (loss) before income taxes....................     923,300     (246,100)
Income tax expense...................................     310,600      116,200
                                                      -----------  -----------
Net income (loss)....................................     612,700     (362,300)
Assumed cumulative dividend on Class A preferred
 stock...............................................     (20,000)     (20,000)
                                                      -----------  -----------
Net income (loss) applicable to common stock......... $   592,700  $  (382,300)
                                                      -----------  -----------
Primary earnings (loss) per common share:
  Net income (loss).................................. $       .02  $      (.01)
                                                      ===========  ===========
  Weighted average number of common shares
   outstanding.......................................  33,624,530   33,734,183
                                                      ===========  ===========
Fully diluted earnings (loss) per common share:
  Net income (loss).................................. $       .02  $      (.01)
                                                      ===========  ===========
  Weighted average number of common shares
   outstanding.......................................  33,624,530   33,734,183
                                                      ===========  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)

                                      COMMON STOCK
                                   -------------------
                          CLASS A                                              CUMULATIVE
                         PREFERRED                      PAID-IN    RETAINED    TRANSLATION
                           STOCK     SHARES    AMOUNT   CAPITAL     DEFICIT    ADJUSTMENT    TOTAL
                         --------- ---------- -------- ---------- -----------  ----------- ---------
Balance,
 July 1, 1996........... $400,000  33,624,530 $134,500 $8,395,300 $(2,698,800)  $(14,500)  6,216,500
Repurchase of common
 stock pursuant to
 reverse split..........      --          --       --         --          --         --          --
Net income..............      --          --       --         --      612,700        --      612,700
Foreign currency
 translation............      --          --       --         --          --     (31,200)    (31,200)
                         --------  ---------- -------- ---------- -----------   --------   ---------
Balance, December 31,
 1996................... $400,000  33,624,530 $134,500 $8,395,300 $(2,086,100)  $(45,700)  6,798,000
                         ========  ========== ======== ========== ===========   ========   =========





   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996         1995
                                                        -----------  ----------
Liabilities subordinated to claims of general
 creditors, at beginning of period..................... $ 4,000,000  $1,690,000
New borrowings.........................................         --    1,750,000
Repayments.............................................  (4,000,000)        --
                                                        -----------  ----------
Liabilities subordinated to claims of general
 creditors, at end of period........................... $       --   $3,440,000
                                                        ===========  ==========






   The accompanying notes are an integral part of the consolidated financial statements.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                         1996         1995
                                                     ------------  -----------
Cash Flows From Operating Activities:
  Net income (loss)................................. $    612,700  $  (362,300)
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
    Depreciation and amortization...................       47,200      180,300
    Deferred taxes..................................        7,600     (120,900)
    Doubtful accounts benefit.......................        6,500      (69,000)
    Equity in net gain of affiliated partnerships...          --        (8,900)
    Gain on sale of exchange membership.............     (234,900)         --
    Loss on the sale of exchange memberships........       22,300          --
    Writedown of Exchange membership................      180,100          --
    Gain on the sale of clearing corporation stock..     (664,000)         --
Changes in:
  Cash segregated or secured under Commodity
   Exchange Act, net................................    1,953,200   (3,786,800)
  U.S. Government obligations.......................  140,141,000  (29,605,800)
  Other short term investments......................   (7,563,200)  (1,517,500)
  Deposits with clearing organizations..............   40,911,700   16,418,600
  Warehouse receipts................................      959,500      606,900
  Receivables.......................................   11,463,900     (641,600)
  Other assets......................................      353,800      106,100
  Payables.......................................... (181,285,200)  21,929,600
  Accounts payable and accrued expenses.............   (2,119,000)  (1,787,400)
                                                     ------------  -----------
    Cash provided by (used in) operating activities.    4,793,200    1,341,300
                                                     ------------  -----------
Cash Flows From Investing Activities:
  Investments in and advances to affiliated
   partnerships, net................................          --         1,400
  Decrease in notes receivable......................        4,100        2,400
  Purchase of furniture, equipment and leasehold
   improvements.....................................      (63,100)    (226,800)
  Proceeds from the sale of exchange memberships....      466,000          --
  Proceeds from the sale of clearing corporation
   stock............................................    1,024,000          --
  Proceeds from the sale of furniture and equipment.      115,900          --
                                                     ------------  -----------
    Cash provided by (used in) investing activities.    1,546,900     (223,000)
                                                     ------------  -----------
Cash Flows From Financing Activities:
  Increase in short term advance....................          --     1,000,000
  Repayment of short term advance...................          --    (1,000,000)
  Repayment of notes payable........................     (900,000)         --
  Increase in liabilities subordinated to claims of
   general creditors................................          --     1,750,000
  Repayment of liabilities subordinated to claims of
   general creditors................................   (4,000,000)         --
                                                     ------------  -----------
    Cash provided by (used in) financing activities.   (4,900,000)   1,750,000
                                                     ------------  -----------
Effect of exchange rate changes on cash.............      (31,200)     (14,500)
                                                     ------------  -----------
Increase in cash....................................    1,408,900    2,853,800
Cash, beginning of period...........................    1,587,300    1,034,900
                                                     ------------  -----------
Cash (net of overdrafts), end of period............. $  2,996,200  $ 3,888,700
                                                     ============  ===========

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                     (NONE)

                       SIX MONTHS ENDED DECEMBER 31, 1995
                                     (NONE)

   The accompanying notes are an integral part of the consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                                  (UNAUDITED)

NOTE 1--ORGANIZATION OF JACK CARL/312-FUTURES, INC.

  Jack Carl/312-Futures, Inc. ("JC/312") and Subsidiaries, (the "Company"), until July 1, 1996, engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of JC/312. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. IFX, Ltd., (formerly Index FX, Ltd. "IFX"), a British corporation and a subsidiary of JC/312, continues to conduct foreign exchange business as a registrant of the Securities and Futures Authority in London. Another subsidiary of JC/312 is a registered broker-dealer.

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

NOTE 2--ASSETS SEGREGATED AND SECURED UNDER COMMODITY EXCHANGE ACT

  Under the Commodity Exchange Act, as amended, Index was required to segregate all balances due to customers in connection with transactions in regulated commodities. In addition, in accordance with CFTC Regulation 30.7, Index was to secure all balances due to U.S. customers for activities in foreign futures or options. Effective July 1, 1996, pursuant to the Sale of Assets, Index transferred all such balances to MINC.

NOTE 3--OTHER SHORT TERM INVESTMENTS

  Other short term investments consist of $36,419,300 of time deposits at December 31, 1996, due at various dates through January 31, 1997, and $28,856,100 of time deposits at June 30, 1996, due July 1, 1996.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

NOTE 4--DEPOSITS WITH CLEARING ORGANIZATIONS

  Deposits with clearing organizations are as follows:

                                                       DECEMBER 30,  JUNE 30,
                                                           1996        1996
                                                       ------------ -----------
      U.S. Government obligations.....................  $      --   $37,961,600
      Guarantee deposits..............................   2,216,800    1,232,300
      Stock in exchange clearing organization at cost
       (market value of $1,024,000 at June 30, 1996)..         --       360,000
      Cash margins....................................         --     3,934,600
                                                        ----------  -----------
          Total.......................................  $2,216,800  $43,488,500
                                                        ==========  ===========

NOTE 5--CUSTOMER OWNED SECURITIES

  Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. The total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities at December 31, 1996 and June 30, 1996 is $0 and $48,891,300, respectively.

NOTE 6--NOTES PAYABLE

  Notes payable consist of the following:

                                                       DECEMBER 31,  JUNE 30,
                                                           1996        1996
                                                       ------------ ----------
      Principal stockholder, interest at prime plus
       4%, due:
        January 31, 1997..............................  $  540,000  $  540,000
        January 31, 1997..............................     400,000     400,000
      Affiliates and other related parties, interest
       at prime plus 4%, due:
        January 31, 1997..............................         --      150,000
        January 31, 1997..............................   2,000,000   2,000,000
        January 31, 1997..............................   1,800,000   1,800,000
        January 31, 1997..............................         --      750,000
        January 31, 1997..............................     750,000     750,000
                                                        ----------  ----------
          Total.......................................  $5,490,000  $6,390,000
                                                        ==========  ==========

  Interest expense on notes payable, all of which was earned by related parties, is as follows:

                                                                1996     1995
                                                              -------- --------
      Three months ended December 31......................... $180,400 $204,800
      Six months ended December 31........................... $368,100 $410,400

  In September, 1996, the Company repaid $900,000 of notes payable to its former President and a former Director.

  Subsequent to December 31, 1996, the Company repaid $940,000 of notes payable to the principal stockholder. The Company also extended the maturity of the remaining notes to January 31, 1998.

  In August, 1995, the principal stockholder made a $1,000,000 short term advance to the Company. The Company repaid the advance in September, 1995.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

NOTE 7--LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

  Liabilities subordinated to claims of general creditors were borrowed in accordance with the terms of a revolving subordinated debt line totaling $4,000,000. The full amount of the borrowing was repaid in August, 1996, and the line was canceled.

  Interest expense on liabilities subordinated to claims of general creditors is as follows:

                                                                 1996     1995
                                                                ------- --------
      Three months ended December 31........................... $   --  $101,900
      Six months ended December 31............................. $38,100 $155,200

NOTE 8--STOCKHOLDERS' EQUITY

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

 Class A Preferred Stock

  The Company had issued 400,000 shares of Class A preferred stock, 10% cumulative, to its principal stockholder. The shares were redeemable at par, with accumulated dividends, at the option of the Company. At December 31, 1996, cumulative dividends in arrears amounted to $433,300 or $1.08 per share. No liability for these dividends had been recorded as dividends were not payable until declared.

  On January 31, 1997, the Company redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock, all of which were owned by its principal stockholder. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the accrued but undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Company issued its principal stockholder a promissory note for $836,600, bearing interest at the prime rate and maturing on January 31, 1998.

 Common Stock

  Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. As the result of the repurchase of fractional shares, there are outstanding as of December 31, 1996, 33,624,530 shares of common stock.

 Stock Option Plan

  In March, 1986, the Company adopted an incentive stock option plan reserving 500,000 shares of common stock. In December, 1990, the Company, pursuant to the incentive stock option plan, granted options for 410,000 shares at the then market price exercisable through December, 2000. The Company also has granted options, other than in accordance with the March 1986 incentive stock option plan. In November, 1996, the Board of Directors authorized the issuance of options for 1,250,000 shares of common stock at $.24 per share, terminating

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

June 30, 1998. These options replace those that were originally issued in February, 1994 and terminated upon the former President accepting employment with MINC.

  The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at December 31, 1996.

                       SHARES           SHARES     SHARES    SHARES    SHARES
                       GRANTED  PRICE EXERCISABLE FORFEITED CANCELLED REMAINING
                      --------- ----- ----------- --------- --------- ---------
December 1990........   410,000 $ .60     25,000    365,469  19,531      25,000
February 1992........   125,000 $ .25        --     125,000     --          --
May 1992.............    75,000 $ .60        --      75,000     --          --
September 1992.......   125,000 $.375    125,000        --      --      125,000
February 1994........ 1,250,000 $ .24        --   1,250,000     --          --
January 1995.........   250,000 $.125        --     250,000     --          --
November 1996........ 1,250,000 $ .24  1,250,000        --      --    1,250,000
                      ---------        ---------  ---------  ------   ---------
Total................ 3,485,000        1,400,000  2,065,469  19,531   1,400,000
                      =========        =========  =========  ======   =========

NOTE 9--RELATED PARTY TRANSACTIONS

  A note receivable in the amount of $623,100 arose in connection with advances made by the Company to an affiliated entity. This receivable was converted into a note bearing interest at 8%, and was subsequently changed to the prime rate of interest. The Company earned interest income on this note in the amounts of $12,900 and $13,800 during the three months ended December 31, 1996 and 1995, respectively and $25,800 and $27,600 during the six months ended December 31, 1996, and 1995, respectively.

  The Company, until July 1, 1996, rented, from an officer and a director, an exchange membership. Rent expense for the three months ended December 31, 1996, and 1995 was $0 and $16,500, respectively, and for the six months ended December 31, 1996 and 1995 rent expense was $0 and $34,500 respectively.

  The Company receives funds, in the form of loans and advances, from its principal shareholder and an affiliated company. See Note 6 for the terms and balances at December 31, 1996 and June 30, 1996.

  In November, 1996, the Company entered into a one-time inventory financing transaction with an affiliated Company. The amount financed of $346,100, plus $22,100 in interest, was repaid to the Company in January, 1997. The interest is included in other revenue on the Statements of Operations.

NOTE 10--SALE OF ASSETS

  On July 1, 1996, Index sold, transferred and assigned to MINC substantially all of the brokerage accounts maintained by Index, together with all positions, securities and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate. Shortly after the sale, Index ceased being a clearing member at all exchanges, though it remained a registered futures commission merchant until December, 1996.

  The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. As the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, no gain on the sale was reflected in the financial statements for the year ended June 30, 1996. Rather, income will be recognized as earned over the next five and one-half years. A condition of

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES the sales agreement required the principal shareholder to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price may be allocated to the principal shareholder and recorded by the Company concurrently with its recognition of income as described above. Management does not believe this amount will be significant.

  During the three months and six months ended December 31, 1996, the Company earned $340,900 and $716,400 respectively from this transaction. Such earnings are included in other revenue in the Statements of Operations.

  Given the Sale of Assets, the Company no longer has a need to own exchange memberships, and is currently in process of selling them. During the three months and six months ended December 31, 1996, the Company recorded a $234,900 gain and a $212,600 net gain, respectively, on the sale of certain exchange memberships. These amounts have been included in other revenue in the Statements of Operations. The Company has reflected its investment in the remaining exchange memberships at the lower of cost or market value as of December 31, 1996, to more closely approximate current liquidation value. As such, the Company recorded a loss on the write-down of its remaining memberships of $180,100 during the six months ended December 31, 1996. This amount is included in other expenses in the Statements of Operations.

NOTE 11--COMMITMENTS AND CONTINGENCIES

  The Company has a noncancellable lease for office space which expires in the year 2002. Minimum annual rental commitments as of December 31, 1996, excluding escalations and increases in operating expenses and taxes, are as follows:

      YEAR ENDING JUNE 30,                                              AMOUNT
      --------------------                                            ----------
      1997........................................................... $  170,300
      1998...........................................................    350,500
      1999...........................................................    362,300
      2000...........................................................    374,000
      2001 and thereafter............................................    849,900
                                                                      ----------
          Total...................................................... $2,107,000
                                                                      ==========

  The Company has entered into employment agreements which expire at varying dates through fiscal 1998 with certain of its employees, providing for aggregate minimum annual payment for the years ending 1997 and 1998 of approximately $246,200 and $204,500, respectively.

  Related to the Sale of Assets, if certain conditions occur over the next two years, the Company may be subject to additional severance payments of up to $517,400.

  The Company had guaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts. These introducing broker guarantees were terminated or transferred to MINC effective July 1, 1996.

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

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

  The Company was defending against an arbitration filed by a former client to recover damages of $1,000,000 alleging misrepresentation of risk and unauthorized trading. The client's actual losses were approximately $850,000. In July, 1996, an arbitration panel dismissed the claim.

  In April, 1994, Index, without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action, filed on September 29, 1992. In a related action, the equity receiver of an alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed all claims against Index. The Seventh Circuit has rejected the Supplemental Plaintiff's appeal on procedural grounds, pending a final order from the district judge.

  A former officer of Index whose employment was terminated as a result of the Sale of Assets has rejected Index's severance payment offer. The officer has made a demand for $500,000, and has threatened, but not yet instituted, litigation, if a satisfactory offer of settlement is not made. The Company believes that its original severance offer was reasonable and the officer's claims are without merit.

NOTE 12--INCOME TAXES

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

                                                         DECEMBER 31, JUNE 30,
                                                             1996       1996
                                                         ------------ --------
Deferred income tax assets:
  Bad debt reserve......................................   $ 40,900   $ 38,600
  Book and tax depreciation difference..................    219,500    235,800
  Commission accrual....................................     35,500     37,500
  Bonus accrual.........................................        --       4,400
                                                           --------   --------
    Total deferred tax assets...........................   $295,900   $316,300
                                                           --------   --------
Deferred income tax liabilities:
  Unrealized gain on U.S. Government obligations........   $    --    $ (4,500)
  Partnership income....................................    (34,900)   (34,900)
  Prepaid rent..........................................        --      (4,900)
  Other, net............................................        600     (2,800)
                                                           --------   --------
    Total deferred tax liabilities......................   $(34,300)  $(47,100)
                                                           --------   --------
    Net deferred tax assets (liabilities)...............   $261,600   $269,200
                                                           ========   ========

  No valuation allowance has been provided as management believes deferred taxes are realizable.

NOTE 13--FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

  The Company, through Index, until July 1, 1996, was in the business of clearing and executing futures contracts and options on futures contracts for the accounts of its customers. As such, Index guaranteed to the respective clearinghouses its customers' performance under those contracts. To reduce its risk, Index required its customers to meet, at a minimum, the margin requirement established by each of the exchanges at which the contract was traded. This margin was a good faith deposit from the customer which reduced the risk to Index of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES loss due to market variation, Index adjusted these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may have been liquidated to satisfy resulting changes in margin requirements. Management believed that the margin deposits held at December 31, 1995, were adequate to minimize the risk of material loss which could have been created by the positions held at that time. At December 31, 1996, Index held no long or short proprietary financial futures positions or customer foreign currency forward contracts. At December 31, 1995 Index held long proprietary financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $230,156,200 and proprietary short financial futures positions and customer foreign currency forward contracts with an aggregate notional value of $230,161,200. No positions were held subsequent to July 1, 1996.

  The exchange upon which financial futures and options on futures contracts were traded acted as the counterparty and, accordingly, bore the risk of performance. At December 31, 1995, Index's open financial contracts were transacted at the Chicago Mercantile Exchange, Chicago Board of Trade, Commodity Exchange, Inc. and MidAmerican Commodity Exchange. At December 31, 1995, foreign currency forward contracts were transacted at the First National Bank of Chicago, Daiwa Securities America, Inc. and Refco, Inc.

  IFX conducts business for its customers in foreign currencies on the spot market in which trades generally settle on the next business day. IFX offsets its customer positions to manage its currency risk. It also requires certain customers to post margin deposits. Management believes that with the trades settling the next business day, and the margin policy it employs, its credit risk is reduced substantially. At December 31, 1996, Index FX held long foreign currency positions with an aggregate notional value of $3,289,188,200 and short foreign currency positions with an aggregate notional value of $3,290,336,200. At December 31, 1995 IFX held long foreign currency positions with an aggregate notional value of $210,041,500 and short foreign currency positions with an aggregate notional value of $208,973,500.

  At December 31, 1996, the IFX foreign currency business was transacted with various counterparties including several international financial institutions.

NOTE 14--CAPITAL REQUIREMENTS

  Until December, 1996 , Index was subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which it was a member. Index has since withdrawn its registration as a futures commission merchant and, as such, is no longer subject to minimum capital requirements.

  IFX became a registrant of the Securities and Futures Authority ("SFA") in London during November, 1996. As such, IFX is subject to the financial resources requirements adopted and administered by the SFA. As of December 31, 1996, IFX's financial resources, as defined by the SFA, were $3,729,000, which was $1,786,000 in excess of its requirements.

  A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At December 31, 1996, the subsidiary was in compliance with those requirements.

NOTE 15--CASH FLOWS

  For purposes of reporting cash flows, cash includes non-segregated cash and bank overdrafts, and does not include net segregated or secured cash, as defined, in the Commodity Exchange Act. Interest paid during the six months ended December 31, 1996 and 1995 amounted to $1,192,600 and $1,778,200, respectively. The Company made income tax payments in the amount of $135,000 and $1,100,000 during the six months ended December 31, 1996, and 1995, respectively.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1996.

  Jack Carl/312-Futures, Inc. and subsidiaries (the "Company") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), until July 1, 1996, the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index no longer acts as a futures broker for public customers. It immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. IFX, Ltd. (formerly Index FX, Ltd. "IFX"), a British corporation and a subsidiary of Jack Carl/312-Futures, Inc., continues to conduct foreign exchange business as a registrant of the Securities and Futures Authority in London. IFX commenced trading operations in October, 1995. The other subsidiaries of Jack Carl/312-Futures, Inc. and Index currently have minimal operations.

LIQUIDITY AND CAPITAL RESOURCES


  Until December, 1996 , Index was subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which it was a member. Index has since withdrawn its registration as a futures commission merchant and, as such, is no longer subject to minimum capital requirements.

  IFX became a registrant of the Securities and Futures Authority ("SFA") in London during November, 1996. As such, IFX is subject to the financial resources requirements adopted and administered by the SFA. As of December 31, 1996, IFX's financial resources, as defined by the SFA, were $3,729,000, which was $1,786,000 in excess of its requirements.

  A subsidiary of JC/312 is subject to the Uniform Net Capital Rule adopted and administered by the Securities and Exchange Commission. At December 31, 1996, the subsidiary was in compliance with those requirements.

  The Company, at December 31, 1996, had $5,490,000 in notes payable to related parties maturing January 31, 1997. Subsequent to December 31, 1996, the Company repaid $940,000 of these notes and extended the maturity of the remaining notes to January 31, 1998. The Company during the six months ended December 31, 1996 repaid $900,000 of notes payable. The Company also had a $4,000,000 revolving subordinated debt line of credit which was repaid in full in August, 1996, and the line was cancelled. The ability to refinance its debt depends on the lenders' desire to continue such loans with the Company.

  The Company has historically satisfied its capital needs from subordinated loans, notes payable and proceeds from the issuance of stock. The Company, since inception through December 31, 1996, has realized approximately $8,930,000 from the issuance of stock. It is anticipated that the Company's short-term and long-term capital needs will be primarily satisfied through loans and operations as well as from the proceeds of the issuance of stock.

  On January 31, 1997, the Company redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock, all of which were owned by its principal stockholder. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the accrued but undeclared and unpaid dividends thereon, totalling $836,600. As payment the Company issued its principal stockholder a promissory note for $836,600, bearing interest at the prime rate and maturing on January 31, 1998.

  The Company, during the six months ended December 31, 1996, generated approximately $4,793,200 cash from operating activities and $1,546,900 from investing activities. The majority of the cash generated by operations and investing activities is due to the Sale of Assets. Such cash was primarily used to repay subordinated loans and notes payable.

  Total stockholders' equity increased $581,500 to $6,798,000 at December 31, 1996, from $6,216,500 at June 30, 1996. The increase in stockholders' equity is the net result of net income and the foreign currency translation adjustment for the period.

  The majority of the Company's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation and other operating expenses.

RESULTS OF OPERATIONS


  As a result of the Sale of Assets in July, 1996, Index no longer acts as a futures broker for public customers. Therefore, the results of operations for the periods ending December 31, 1996 and 1995 are not comparable. The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income, as defined in the sales agreement, of the transferred activities during the sixty-six month period following the sale. Such revenue is recorded as other income.

  The Company, during the period ended December 31, 1995, organized IFX, located in London, England to conduct foreign exchange business. IFX commenced trading operations in October, 1995; however, it incurred start up costs during the six months ended December 31, 1995. The income tax benefit resulting from the loss generated by IFX during the three months ended December 31, 1995, cannot be consolidated to reduce the Company's overall tax liability. The revenue generated by IFX is recorded as trading gains.

  Total revenues for the quarter ended December 31, 1996 are $3,228,200 compared to $9,321,300 for the quarter ended December 31, 1995. Total revenues for the six months ended December 31, 1996 are $5,813,100 compared to $19,039,700 for the six months ended December 31, 1995.

  Commission revenue and interest income decreased because Index no longer acts as a futures broker and transferred to MINC the assets related to such business.

  Trading gains increased by $1,603,100 and $2,505,400 during the quarter and six months ended December 31, 1996, respectively, compared to the same period a year ago. The primary component in trading gains in 1996 is the revenue from IFX which began trading operations in October, 1995.

  Other revenue increased $572,000 during the quarter ended December 31, 1996, compared to the same period a year ago. Included in other revenue for the quarter ended December 31, 1996 is a gain of $234,900 from the sale of exchange memberships, $340,900 from the Sale of Assets, and $22,100 of interest from the one-time inventory financing transaction.

  Other revenue increased by $1,564,400 during the six months ended December 31, 1996, compared to the same period a year ago. Included in other revenue is a one time gain of $664,000 on the sale of clearing corporation stock, a $212,600 net gain on the sale of exchange memberships, $716,400 from the Sale of Assets and $22,100 of interest from an inventory-financing transaction. The revenue from the Sale of Assets is based on a percentage of net income of the transferred activities for the quarters ended September 30, 1996 and December 31, 1996.

  Total expenses decreased $6,834,600 or 72% and $14,396,000 or 75% during the quarter and six months ended December 31, 1996, respectively, compared to the same periods a year ago. The decrease in all expense classifications is the result of the Sale of Assets. The expenses for the quarter and six months ended

December 31, 1996, reflect the ongoing expenses of IFX, ongoing expenses for Jack Carl/312-Futures, Inc. and Index, transitional expenses from the Sale of Assets and minimal expenses for other subsidiaries. Management believes that certain expenses will decrease further in the future as the transitional employees continue to leave the Company.

  The Board of Directors is exploring various business opportunities for the Company now that Index no longer acts as a futures broker. Inventory financing is one of the businesses currently under consideration. In November, 1996, the Company entered into a one-time inventory financing transaction. $22,100 earned from this transaction is recorded in other revenue.

  Also, pursuant to the Sale of Assets agreement, Index FX, Ltd. has changed its name to IFX, Ltd. Index Futures Group, Inc. will be changing its name to IFG, Inc. The shareholders of Jack Carl/312-Futures, Inc. will vote on the change of the Company's name to IFX Corporation at its annual meeting in February, 1997.

  As a result of the aforementioned revenues and expenses, net income for the quarter ended December 31, 1996 is $347,300 or $.01 per share compared to a net loss of $307,600 or less than $.01 per share for the same period a year ago.

  Net income for the six months ended December 31, 1996 is $612,700 or .02 per share compared to net loss of $362,300 or $.01 per share for the same period a year ago.

                                                                    EXHIBIT 11.1

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER COMMON SHARE

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                 DECEMBER 31,              DECEMBER 31,
                            ------------------------  ------------------------
                               1996         1995         1996         1995
                            -----------  -----------  -----------  -----------
PRIMARY
EARNINGS (LOSS)
Net income (loss).........  $   347,300  $  (307,600) $   612,700  $  (362,300)
Deduct assumed dividends
 on Class A preferred
 stock....................      (10,000)     (10,000)     (20,000)     (20,000)
                            -----------  -----------  -----------  -----------
Net income (loss)
 applicable to common
 stock....................  $   337,300  $  (317,200) $   592,700  $  (382,300)
                            ===========  ===========  ===========  ===========
SHARES
Weighted average number of
 common shares
 outstanding..............   33,624,530   33,728,188   33,624,530   33,734,183
                            ===========  ===========  ===========  ===========
Primary earnings (loss)
 per common share:
Net income (loss).........  $       .01  $      (.01) $       .02  $      (.01)
                            ===========  ===========  ===========  ===========
ASSUMING FULL DILUTION
EARNINGS (LOSS)
Net income (loss).........  $   347,300  $  (307,600) $   612,700  $  (362,300)
                            ===========  ===========  ===========  ===========
SHARES
Weighted average number of
 common shares
 outstanding..............   33,624,530   33,728,188   33,624,530   33,734,183
                            ===========  ===========  ===========  ===========
Earnings (loss) per common
 share assuming full
 dilution:
Net income (loss).........  $       .01  $      (.01) $       .02  $      (.01)
                            ===========  ===========  ===========  ===========

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

                               DECEMBER 31, 1996

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Immediately following this page is an Exhibit Index setting forth the exhibits to this Quarterly Report on Form 10-Q and the page number in the sequential numbering system where such exhibits can be found.

  (b) Reports on Form 8-K--The Registrant filed a report on Form 8-K on October 1, 1996, reporting under Item 6, the resignation of a Director effective October 1, 1996.

                  JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                                            PAGE
                                                                            ----
(11) Statement re: Computation of per share earnings.......................  19

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               Jack Carl/312-Futures, Inc.
                                          _____________________________________
                                                      (Registrant)

                                                           LOGO
                                          By: _________________________________
                                                    Allyson Laackman
                                                 Chief Financial Officer

Dated: February 13, 1997