Form 10-Q
period 1997-03-31
CARL JACK 312 FUTURES INC
filed 1997-05-14
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File # 0-15187

                          Jack Carl/312-Futures, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                              36-3399452
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

200 West Adams Street, Suite 1500, Chicago, Illinois                  60606
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (312) 407-5726
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X   Yes          ____ No
                      -----

As of March 31, 1997, the issuer had outstanding 32,945,851 shares of common stock, $.004 par value per share.

               This is page 1 of 20 sequentially numbered pages.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.



                                                            Page
                                                            ----

       Consolidated statements of financial condition
       as of March 31, 1997 and June 30, 1996.               3

       Consolidated statements of operations for the
       three months and nine months ended March 31,
       1997 and 1996.                                       4-5

       Consolidated statements of cash flows for the
       nine months ended March 31, 1997 and 1996.           6-7

       Notes to consolidated financial statements.         8-13

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    ASSETS

                                                                                        March 31,               June 30,
                                                                                           1997                   1996
                                                                                       -----------            -------------
                                                                                       (Unaudited)              (Audited)
Cash                                                                                   $  6,867,900           $  1,587,300
Cash segregated or secured under Commodity Exchange Act                                           -              2,009,500
U.S. Government obligations                                                               4,963,600            144,328,800
Other short term investments                                                            105,727,600             28,856,100
Deposits with clearing organizations                                                        672,200             43,488,500
Warehouse receipts                                                                                -                959,500
Receivables:
 Brokers and dealers                                                                      2,589,000              2,291,900
 Clearing organizations                                                                           -             12,383,200

                                        March 31,        June 30,
                                          1997            1996
                                       ----------      -----------
 Customers & counterparties             $5,896,700    $1,138,400
 Affiliates                                      -         1,000
 Other                                   1,053,900     1,061,800
 Less - Allowance for doubtful accounts   (455,700)     (409,300)                         6,494,900              1,791,900
                                        ----------    ------------

Notes receivable                                                                            625,700                627,200
Exchange memberships, at lower of cost or market                                             49,800                781,300
Furniture, equipment, and leasehold improvements, net                                       266,000                279,500
Other assets                                                                                353,400                503,000
                                                                                       ------------           ------------

    Total                                                                              $128,610,100           $239,887,700
                                                                                       ============           ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts                                                                        $     18,500           $          -
Payables:
 Clearing organizations                                                                           -                165,900
 Brokers and Dealers                                                                      2,157,000                      -
 Customers and counterparties                                                           111,855,400            216,705,300
 Affiliates and employees                                                                   363,800              2,865,000
Accounts payable and accrued expenses                                                     1,985,500              3,545,000
Notes payable                                                                             5,386,600              6,390,000
                                                                                       ------------           ------------

    Total                                                                               121,766,800            229,671,200
                                                                                       ------------           ------------

Liabilities subordinated to claims of general creditors                                           -              4,000,000
                                                                                       ------------           ------------

Stockholders' equity:
 Class A preferred stock, $1 par value; 10% cumulative,
  redeemable, 400,000 shares authorized and outstanding                                           -                400,000
 Common stock, $.004 par value; 150,000,000 shares authorized,
  32,945,851 and 33,624,530 shares issued and outstanding,
  respectively                                                                              131,800                134,500
 Paid-in capital                                                                          8,270,800              8,395,300
 Retained deficit                                                                        (1,513,600)            (2,698,800)
 Cumulative translation adjustment                                                          (45,700)               (14,500)
                                                                                       ------------           ------------

   Total stockholders' equity                                                             6,843,300              6,216,500
                                                                                       ------------           ------------

    Total                                                                              $128,610,100           $239,887,700
                                                                                       ============           ============

                See notes to consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                               1997          1996
                                                               ----          ----
Revenues:
 Commissions                                              $    28,700   $ 8,077,700
 Interest                                                   1,251,100     1,970,400
 Trading gains, net                                         2,474,500       871,600
 Other                                                        535,400        66,200
                                                          -----------   -----------

         Total revenues                                     4,289,700    10,985,900
                                                          -----------   -----------

Expenses:
 Commission, floor brokerage and clearing costs                46,800     4,358,600
 Compensation and related benefits                            901,400     2,718,100
 Communications                                               160,700       547,200
 Interest                                                     955,200     1,084,700
 Rent and other occupancy costs                               213,100       375,700
 Business promotion                                           177,400       567,700
 Professional and consulting fees                             120,300       197,500
 Depreciation                                                  36,000        82,000
 Amortization of goodwill                                           -        13,400
 Other                                                        156,000       734,600
                                                          -----------   -----------

         Total expenses                                     2,766,900    10,679,500
                                                          -----------   -----------

Income before income taxes                                  1,522,800       306,400
Income tax expense                                            513,600        33,600
                                                          -----------   -----------

Net income                                                  1,009,200       272,800

Assumed cumulative dividend on Class A preferred stock         (3,300)      (10,000)
                                                          -----------   -----------

Net income applicable to common stock                     $ 1,005,900   $   262,800
                                                          ===========   ===========

Primary earnings per common share:

 Net income                                               $       .03   $       .01
                                                          ===========   ===========
 Weighted average number of common shares outstanding      33,481,254    33,667,632
                                                          ===========   ===========
Fully diluted earnings per common share:

Net income                                                $       .03   $       .01
                                                          ===========   ===========
 Weighted average number of common shares                  33,481,254    33,667,632
                                                          ===========   ===========

                See notes to consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (UNAUDITED)

                                                               Nine Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                              1997          1996
                                                              ----          ----
Revenues:
  Commissions                                             $   161,500   $23,030,500
  Interest                                                  2,452,900     5,648,600
  Trading gains, net                                        5,304,500     1,196,200
  Other                                                     2,183,900       150,300
                                                          -----------   -----------

          Total revenues                                   10,102,800    30,025,600
                                                          -----------   -----------

Expenses:
  Commission, floor brokerage and clearing costs              254,800    12,462,300
  Compensation and related benefits                         2,933,600     7,775,500
  Communications                                              514,200     1,454,100
  Interest                                                  2,025,800     2,981,300
  Rent and other occupancy costs                              446,000     1,163,600
  Business promotion                                          359,500     1,551,200
  Professional and consulting fees                            432,700       526,500
  Depreciation                                                 83,200       235,500
  Amortization of goodwill                                          -        40,200
  Other                                                       607,100     1,775,100
                                                          -----------   -----------

          Total expenses                                    7,656,800    29,965,300
                                                          -----------   -----------

Income before income taxes                                  2,446,000        60,300
Income tax expense                                            824,200       149,800
                                                          -----------   -----------

Net income (loss)                                           1,621,800       (89,500)

Assumed cumulative dividend on Class A preferred stock        (23,300)      (30,000)
                                                          -----------   -----------

Net income (loss) applicable to common stock              $ 1,598,500   $  (119,500)
                                                          ===========   ===========

Primary earnings (loss) per common share:

  Net income (loss)                                       $       .05   $      (.00)
                                                          ===========   ===========
  Weighted average number of common shares outstanding     33,577,469    33,717,323
                                                          ===========   ===========
Fully diluted earnings (loss) per common share:

Net income (loss)                                         $       .05   $      (.00)
                                                          ===========   ===========
  Weighted average number of common shares outstanding     33,577,469    33,717,323
                                                          ===========   ===========

                See notes to consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       Nine Months Ended
                                                                            March 31,
                                                                 -----------------------------
                                                                      1997            1996
                                                                      ----            ----

Cash Flows From Operating Activities:
  Net income (loss)                                              $   1,621,800   $    (89,500)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                       83,200        275,700
    Deferred taxes                                                       7,600       (116,700)
    Doubtful accounts expense (benefit)                                 46,400         25,100
    Equity in net (gain) loss of affiliated partnerships                     -         (6,400)
    Gain on sale of exchange memberships, net                         (221,600)             -
    Writedown of exchange memberships                                  180,100              -
    Gain on sale of clearing corporation stock                        (664,000)             -
  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                    2,009,500     (3,340,200)
    U.S. Government obligations                                    139,365,200    (46,496,300)
    Other short term investments                                   (76,871,500)   (28,646,700)
    Deposits with clearing organizations                            42,456,300     22,897,000
    Warehouse receipts                                                 959,500        535,700
    Receivables                                                      7,336,700      3,911,600
    Other assets                                                       142,000        (48,400)
    Payables                                                      (105,360,000)    52,847,700
    Accounts payable and accrued expenses                           (1,559,500)    (1,176,800)
                                                                 -------------   ------------

     Cash provided by (used in) operating activities                 9,531,700        571,800
                                                                 -------------   ------------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net                -         36,100
  Decrease in notes receivable                                           1,500          4,400
  Purchase of furniture, equipment and leasehold improvements         (185,900)      (256,400)
  Proceeds from the sale of exchange memberships                       773,000              -
  Proceeds from the sale of clearing corporation stock               1,024,000              -
  Proceeds from the sale of furniture and equipment                    116,200              -
                                                                 -------------   ------------

     Cash provided by (used in) investing activities                 1,728,800       (215,900)

Cash Flows From Financing Activities:
  Increase in short term advance                                             -      1,000,000
  Repayment of short term advance                                            -     (1,000,000)
  Repayment of notes payable                                        (1,840,000)             -
  Increase in liabilities subordinated to
    claims of general creditors                                              -      1,750,000
  Repayment of liabilities subordinated to
    claims of general creditors                                     (4,000,000)      (690,000)
  Repurchase of common stock                                          (127,200)             -
                                                                 -------------   ------------

     Cash provided by (used in) financing activities                (5,967,200)     1,060,000
                                                                 -------------   ------------

     Effect of exchange rate changes on cash                           (31,200)       (14,500)
                                                                 -------------   ------------

Increase in cash                                                     5,262,100      1,401,400

Cash, beginning of period                                            1,587,300      1,034,900
                                                                 -------------   ------------

Cash (net of overdrafts), end of period                          $   6,849,400   $  2,436,300
                                                                 =============   ============

                See notes to consolidated financial statements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                  Supplemental Schedule of Non-Cash Investing
                           and Financing Activities


Nine Months Ended March 31, 1997
--------------------------------

     In January, 1997, notes payable aggregating $4,550,000 due January 31, 1997 were extended to January 31, 1998.

     Also in January, 1997, a note payable for $836,600 was issued to the Company's principal stockholder as payment for the redemption of preferred stock and dividends accrued theron.


Nine Months Ended March 31, 1996
--------------------------------

     In January, 1996, all notes payable aggregating $6,390,000 due January 31, 1996 were extended to January 31, 1997.

     In February, 1996, $1,000,000 of a $1,690,000 subordinated loan was extended to February 24, 1997. The remaining $690,000 was repaid.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


BASIS OF PRESENTATION
---------------------

     The consolidated financial statements include the accounts of Jack Carl/312-Futures, Inc. ("JC/312") and Subsidiaries, (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. Until July 1, 1996, the Company engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of JC/312. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. IFX, Ltd. ("IFX"), (formerly Index FX, Ltd.), a British corporation and a wholly owned subsidiary of JC/312, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority. Another subsidiary of JC/312 was a registered broker-dealer until it withdrew its registration in April 1997.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1996.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


COMMITMENTS AND CONTINGENCIES
-----------------------------

     LITIGATION-
     -----------

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

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


     OTHER-
     ------

     In connection with the Sale of Assets, if certain conditions occur over the next two years, the Company may be subject to additional severance payments of up to $517,400.

     The Company had guaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts. In connection with the Sale of Assets, these introducing broker guarantees were terminated or transferred to MINC effective July 1, 1996.

     Index issued a limited indemnification agreement to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale.

     Under their original employment contracts, the three key salesmen of IFX, (who were primarily responsible for establishing the business of IFX), were entitled to 50% of pre-tax profits of IFX, one-half of which was payable quarterly with the remaining one-half payable at the end of the fiscal year, adjusted for subsequent losses, if any. These salesmen were also entitled to share in up to 50% of any premium, as defined, which might be generated if a change in ownership of IFX occurred, depending upon when such a change happened. Since the time these contracts were entered into, business at IFX has grown substantially, requiring that JC/312 provide additional capital for regulatory purposes to IFX. Additionally, one of these salesmen was terminated.

     In March, 1997, JC/312 and IFX re-negotiated the employment contracts of its two remaining principal salesmen, who are also directors of IFX. As a result of this re-negotiation, their existing employment contracts were terminated and new ones were executed.

     Under the new arrangement, the remaining two key salesmen receive a salary rather that a profit share, and are no longer automatically entitled to share in any premium generated if there is a change in ownership of IFX. However, they have expressed

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


an interest in purchasing approximately 49% interest in IFX, via an off-shore corporation which they own, and JC/312 has tentatively agreed to this. Terms of this purchase have yet to be finalized, but are expected to be completed by year-end. It is proposed that these key salesmen will purchase new convertible Class B shares of IFX directly from IFX, for $2,500,000. To fund this purchase, they may borrow $1,000,000 from JC/312 (secured by the stock being purchased) and may issue IFX a promissory note for the remaining $1,500,000 of the purchase price. Repayment of both notes would come from the cash flow generated by dividends expected to be declared by IFX on futures earnings of that company.

     In settlement of their original employment contracts, the two remaining key salesmen have agreed to accept the one-half of profit share which was payable to them quarterly for the first nine months of the year ending March 31, 1997, ($641,000 less draws previously taken) and to waive any rights to the one-half ($641,000) which would have been due them at June 30, 1997. As IFX had been accruing the one-half which would have been due them in June on a monthly basis, it was able to reduce its compensation and related benefits expense by $641,000 this quarter, as a result of this settlement. The third salesman who was terminated received full settlement under the terms of his contract in February, 1997.


NOTES PAYABLE
-------------

     In September, 1996, the Company repaid $900,000 of notes payable to its former President and a former Director.

     In January, 1997, the Company repaid $940,000 of notes payable to the principal stockholder. The Company also extended the maturity of the remaining notes payable to an affiliate, aggregating $4,550,000, to January 31, 1998.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


STOCKHOLDERS' EQUITY
--------------------

Class A Preferred Stock

     On January 31, 1997, the Company redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock, all of which were owned by its principal stockholder. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the cumulative but previously undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Company issued its principal stockholder a promissory note bearing interest at the prime rate and maturing on January 31, 1998.

Common Stock

     On March 13, 1997, the Company repurchased and retired 678,679 shares of its common stock for $127,300. The purchase was done pursuant to a repurchase program which allows for the Company to purchase up to 5,000,000 shares of common stock before June 30, 1997.

     An additional 1,462,500 shares of common stock were repurchased by the Company on April 10, 1997 for $190,125. These shares were also retired.

RELATED PARTY TRANSACTIONS
--------------------------

     In November, 1996, the Company entered into a one-time inventory financing transaction with an affiliated Company. The amount financed of $346,100, plus $22,100 in interest, was repaid to the Company in January, 1997. The interest is included in other revenue on the Statements of Operations.

SALE OF ASSETS
--------------

     The purchase price payable by MINC in connection with the Sale of Assets is based on a percentage of the net income, as defined in the Sales Agreement, of the transferred activities during the sixty-six month period following the sale.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


     During the three months and nine months ended March 31, 1997, the Company earned $509,900 and $1,226,300 respectively from the Sale of Assets. Such earnings are included in other revenue in the Statements of Operations.

     As a result of the Sale of Assets, the Company no longer has a need to own exchange memberships, and is currently in process of selling them. During the three months and nine months ended March 31, 1997, the Company recorded a $9,000 gain and an $885,600 net gain, respectively, on the sale of certain exchange memberships and clearing corporation stock. These amounts have been included in other revenue in the Statements of Operations. The Company has reflected its investment in the remaining exchange memberships at the lower of cost or market value to more closely approximate current liquidation value. As such, the Company recorded a loss on the write-down of its remaining memberships of $180,100 during the nine months ended March 31, 1997. This amount is included in other expenses in the Statements of Operations.

CAPITAL REQUIREMENTS
--------------------

     Until December, 1996, Index was subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which it was a member. Index has since withdrawn its registration as a futures commission merchant and, as such, is no longer subject to minimum capital requirements.

     IFX became a registrant of the British Securities and Futures Authority ("SFA") during November, 1996. As such, IFX is subject to the financial resources requirements adopted and administered by the SFA. As of March 31, 1997, IFX's financial resources, as defined by the SFA, were $5,444,000, which was $836,000, in excess of its requirements.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1997.

     Jack Carl/312-Futures, Inc. ("JC/312"), (which when consolidated with its subsidiaries is henceforth referred to as the "Company") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), until July 1, 1996, the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index no longer acts as a futures commission merchant. It immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. IFX, Ltd. ("IFX") (formerly Index FX, Ltd.), a British corporation and a subsidiary of Jack Carl/312-Futures, Inc., continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX commenced trading operations in October, 1995 and became an SFA registrant in November, 1996. The other subsidiaries of Jack Carl/312-Futures, Inc. and Index currently have minimal operations.

     Also, pursuant to the Sale of Assets agreement, Index is in the process of changing its name to FX Chicago, Inc. The Company is in the process of changing its name to IFX Corporation.


FINANCIAL CONDITION
-------------------

     The Company's cash and short-term investment portfolio totaled $117,559,000 at March 31, 1997. Included in this amount is $106,910,000 of funds from IFX customers, which have been invested by IFX on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     As a registrant, IFX is subject to the financial resources requirements adopted and administered by the SFA. As of March 31, 1997, IFX's financial resources, as defined by the SFA, were $5,444,000, which was $836,000 in excess of its requirements.

     For the nine months ended March 31,1997, cash provided by operations was $9,531,700 compared to $571,800 for the same period in fiscal 1996. The majority of cash generated from operations is due to the Sale of Assets, as well as the expanding business at IFX. Cash generated from the Sale of Assets has been used to repay notes payable and a subordinated loan, as well as repurchase shares of the Company's common stock.

     As of March 31, 1997, the Company had $5,386,600 of notes payable to its principal stockholder or an affiliate. Stockholders' equity at March 31, 1997
was $6,843,300.   On January 31, 1997, the Company redeemed and retired the
400,000 issued and outstanding shares of its Class A preferred stock, all of which was owned by its principal stockholder. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the cumulative but previously undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Company issued its principal stockholder a promissory note bearing interest at the prime rate and maturing on January 31,1998. On March 13, 1997, the Company repurchased and retired 678,679 shares of its common stock for $127,300. The purchase was done pursuant to a repurchase program which allows for the Company to purchase up to 5,000,000 shares of common stock before June 30, 1997. Subsequent to March 31, 1997, an additional 1,462,500 shares of common stock were repurchased by the Company for $190,125. These shares were also retired.

     Management believes existing cash and short-term investments together with operating cash flows, access to equity capital, and borrowing capacity, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

RESULTS OF OPERATIONS
---------------------

     As a result of the Sale of Assets in July, 1996, Index no longer acts as a futures commission merchant. Differences noted when comparing revenues and expenses for the three and nine-month periods ending March 31, 1997 and March 31, 1996 are largely a result of the Sale of Assets, unless otherwise noted below.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     Revenues were $4,289,700 in the third quarter of fiscal 1997, a decrease of 61% from the third quarter of fiscal 1996. Year-to-date, total revenues were $10,102,800, or 66% lower than the comparable period of the prior fiscal year. The decrease in revenues as resulting from the Sale of Assets has been offset somewhat by the increasing revenues from IFX.

     Trading gains increased by $1,602,900 and $4,108,300 during the quarter and nine months ended March 31, 1997, respectively, compared to the same period a year ago. The primary component in trading gains in fiscal 1997 is the revenue from IFX.

     Other revenue increased $469,200 during the quarter ended March 31, 1997, compared to same period a year ago. Included in other revenue for the quarter ended March 31, 1997 is a gain of $509,000 from the Sale of Assets. Other revenue increased $2,033,600 during the nine months ended March 31, 1997, compared to the same period a year ago. Included in other revenue for the nine months ended March 31, 1997 is a net gain of $885,600 on the sale of clearing corporation stock and exchange memberships, $1,226,300 from the Sale of Assets, and $22,100 of interest from a one-time inventory-financing transaction.

     Total expenses were $2,766,900 in the third quarter of fiscal 1997, a decrease of 74% from the third quarter of fiscal 1996. Year-to-date, total expenses were $7,656,700, or 74% lower than the comparable period of the prior fiscal year. The decrease in expenses as resulting from the Sale of Assets has been offset somewhat by the increasing expenses from the expanding operations of IFX. The expenses for fiscal 1997 reflect the ongoing expenses of IFX, JC/312 and Index, transitional expenses from the Sale of Assets, and minimal expenses for other subsidiaries.

     Under their original employment contracts, the three key salesmen of IFX, (who were primarily responsible for establishing the business of IFX), were entitled to 50% of pre-tax profits of IFX, one-half of which was payable quarterly with the remaining one-half payable at the end of the fiscal year, adjusted for subsequent losses, if any. These salesmen were also entitled to share in up to 50% of any premium, as defined, which might be generated if a change in ownership of IFX occurred, depending upon when such a change happened. Since the time these contracts were entered into, business at IFX has grown substantially, requiring that JC/312 provide additional capital for regulatory purposes to IFX. Additionally, one of these salesmen was terminated.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     In March, 1997, JC/312 and IFX re-negotiated the employment contracts of its two remaining principal salesmen, who are also directors of IFX. As a result of this re-negotiation, their existing employment contracts were terminated and new ones were executed.

     Under the new arrangement, the remaining two key salesmen receive a salary rather that a profit share, and are no longer automatically entitled to share in any premium generated if there is a change in ownership of IFX. However, they have expressed an interest in purchasing approximately 49% interest in IFX, via an off-shore corporation which they own, and JC/312 has tentatively agreed to this. Terms of this purchase have yet to be finalized, but are expected to be completed by year-end. It is proposed that these key salesmen will purchase new convertible Class B shares of IFX directly from IFX, for $2,500,000. To fund this purchase they may borrow $1,000,000 from JC/312 (secured by the stock being purchased) and may issue IFX a promissory note for the remaining $1,500,000 of the purchase price. Repayment of both notes would come from the cash flow generated by dividends expected to be declared by IFX on futures earnings of that company.

     In settlement of their original employment contracts, the two remaining key salesmen have agreed to accept the one-half of profit share which was payable to them quarterly for the first nine months of the year ending March 31, 1997, ($641,000 less draws previously taken) and to waive any rights to the one-half ($641,000) which would have been due them at June 30, 1997. As IFX had been accruing the one-half which would have been due them in June on a monthly basis, it was able to reduce its compensation and related benefits expense by $641,000 this quarter, as a result of this settlement. The third salesman who was terminated received full settlement under the terms of his contract in February, 1997.

     The Board of Directors is exploring various business opportunities for the Company now that Index no longer acts as a futures commission merchant. Inventory financing is one of the businesses currently under consideration. In November, 1996, the Company entered into a one-time inventory financing transaction. $22,100 earned from this transaction is recorded in other revenue.

     As a result of the aforementioned revenues and expenses, net income for the quarter ended March 31, 1997 is $1,009,200 or $.03 per share compared to a net income of $272,800 or $.01 per share for the same period a year ago.

                 JACK CARL/312-FUTURES, INC. AND SUBSIDIARIES


     Net income for the nine months ended March 31, 1997 is $1,621,800 or $.05 per share compared to net loss of $89,500 or less than $.01 per share for the same period a year ago.

ITEM 1.   LEGAL PROCEEDINGS

See Notes to Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     10.51 Termination Letters dated November 28, 1996 between IFX and Simon Drabble

     10.52 Terms of Employment dated January 1, 1997 between IFX and Charles Romilly

     10.53 Memorandum of Agreement dated March 12, 1997 between IFX and Lorenzo Naldini and Graham Wellesley

     10.54     Service Agreement dated March 12, 1997 between IFX and Graham
               Wellesley

     10.55     Service Agreement dated March 12, 1997 between IFX and Lorenzo
               Naldini

     10.56     Settlement Letter dated April 22, 1997 between IFX and Lorenzo
               Naldini

     10.57     Settlement Letter dated April 22, 1997 between IFX and Graham
               Wellesley

     11.1      Computation of Earnings Per Share is attached.


     (B)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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



                                      Jack Carl/312-Futures, Inc.
                                      ---------------------------
                                              (Registrant)



Dated:  May 14, 1997           By:  /S/ ALLYSON LAACKMAN
                                   ------------------------------
                                     Allyson Laackman
                                     Chief Financial Officer