Form 10-K
period 1997-06-30
IFX CORP
filed 1997-09-29
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                    For the Fiscal Year Ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition Period From ___________________ to ____________________

                         Commission file number 0-15187
                                                -------

                                IFX Corporation
                    (formerly Jack Carl/312-Futures, Inc.)
            (Exact name of registrant as specified in its charter)



              Delaware                                 36-3399452
  -------------------------------------   ------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


   200 West Adams Street, Chicago, Illinois                             60606
  -----------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:               (312) 419-9530
                                                                  --------------

          Securities registered pursuant to Section 12(g) of the Act:

                         $.004 Par Value Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No  ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

     As of August 29, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,329,000.

     As of August 29, 1997, there were outstanding 31,395,649 shares of the Registrant's common stock.


               This is page 1 of 47 sequentially numbered pages.

                                     PART I
                                     ------

Item 1 - Business

(a)  General Development of Business.

     The Registrant was incorporated under the laws of the State of Illinois in July, 1985, and in May, 1994, the Registrant changed its state of incorporation to Delaware. Until July 1, 1996, the Registrant's primary business activity was the conduct of commodity brokerage business through its principal operating subsidiary, Index Futures Group, Inc. ("Index").

     On July 1, 1996, substantially all of the brokerage accounts maintained by Index, together with all positions, securities, and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities ("Sale of Assets") were sold to E.D.& F. Man International, Inc. ("MINC"). MINC is a unit of E.D.& F. Man Group, plc, a London-based international trading and finance conglomerate.

     As a condition of the Sale of Assets, the Registrant has changed its name to IFX Corporation, and Index has changed it's name to FX Chicago Inc. ("FX Chicago").

     As a result of the Sale of Assets, 207 employees were offered employment at MINC, including, Burton J. Meyer, formerly president and a director of the Registrant, and Philip Tanzar, formerly General Counsel and a director of the Registrant, both of whom accepted such employment, and 85 employees resigned or were terminated.

     Another result of this transaction, is that FX Chicago no longer acts as a futures broker for public customers and has withdrawn as a clearing member from all commodity exchanges. FX Chicago's operations are currently limited to earnings from the Sale of Assets.

     Currently, the Registrant's primary operating subsidiary is IFX Ltd. (formerly Index FX, Ltd.), a British corporation. IFX Ltd. continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996.

     Effective July 1, 1996, the Registrant's revenue stream consists of the earnings from the Sale of Assets, as defined in the Sale of Assets agreement, interest on its capital and income from operations of IFX Ltd. During fiscal 1997, FX Chicago earned $2,157,900 from the Sale of Assets.

     On August 1, 1997, the Company consummated documentation of a transaction, effective as of April 1, 1997, whereby The Park Trust, an affiliate of IFX Ltd.'s two principal salesmen, Graham Wellesley and Lorenzo Naldini, subscribed for slightly less than 50% of the stock of IFX Ltd. The subscription price of $2,448,464 was funded with $100,000 in cash and a subscription payable from The Park Trust for the remaining $2,348,464 of the purchase price. The subscription payable will be funded out of dividends from IFX Ltd. which would otherwise be paid to The Park Trust, as provided in a stockholders agreement among the Company, IFX Ltd. and The Park Trust (the "Agreement"). Following the restructuring of IFX Ltd., the Company owns slightly greater than 50% of IFX Ltd., and is deemed to have a controlling interest.

     The subscription by The Park Trust was effected through a restructuring of IFX Ltd.'s capital. The 2,448,465 ordinary $1.00 par shares, already issued and held by the Company, were redesignated as "A" ordinary $1.00 par shares. In addition the authorized share capital of IFX Ltd. was increased by the creation of 322,829 new "B" ordinary $1.00 par shares and the 2,125,635 unissued ordinary $1.00 par shares were converted into a like number of "B" ordinary $1.00 par shares. The 2,448,464 "B" ordinary $1.00 par shares were then subscribed for by The Park Trust as described above.

     Following the subscription by The Park Trust, the Company and The Park Trust are entitled to profit distributions according to their respective ownership percentages, based upon stipulations set forth in the Agreement.

     Prior to the subscription, under their original employment contracts, the three principal salesmen of IFX Ltd., namely, Messrs. Wellesley and Naldini, and a third individual whose employment with IFX Ltd. was terminated, who together were primarily responsible for establishing the business of IFX Ltd., were entitled to 50% of the pre-tax profits of IFX Ltd. One-half of such amount was payable quarterly, with the remaining one-half payable at the end of the fiscal year, adjusted for subsequent losses, if any. These salesmen were also entitled to share in up to 50% of any premium, as defined, which might be generated if a change in ownership of IFX Ltd. occurred, depending upon when such a change happened. Since these contracts were entered into, business at the IFX Ltd. has grown substantially, requiring that the Company provide additional capital for regulatory purposes to IFX Ltd.

     In March, 1997, the Company and IFX Ltd. renegotiated the employment contracts of Messrs. Wellesley and Naldini. As a result of this renegotiation, their existing employment contracts were terminated, new ones were executed, and the Company agreed, in principal, to issue shares of IFX Ltd. to The Park Trust at book value. Under the new arrangement, the remaining two principal salesmen receive a salary rather than a share of profits.

     In settlement of their original employment contracts, Messrs. Wellesley and Naldini have agreed to accept the one-half of profit share which was payable to them quarterly for the first nine months of the fiscal year ending June 30, 1997 ($641,000) less any draws that had been previously taken) and to waive any rights to the one-half profit share ($641,000) which would have otherwise been due to them on June 30, 1997. As IFX Ltd. had been accruing the fiscal year-end one-half profit share which would have been due to Messrs. Wellesley and Naldini on June 30, 1997, it was able to reduce its compensation and related benefits expenses by $641,000 for the quarter ended March 31, 1997 as a result of this settlement. The third salesman who was terminated received full payment in February 1997 for his deferred profit share under the terms of his employment contract.


(b)  Narrative Description of Business.

General

     The Registrant is a holding company with its businesses conducted through it's primary subsidiaries FX Chicago and IFX Ltd.

     Prior to the Sale of Assets, FX Chicago, formerly known as Index, was a futures commission merchant registered with the United States Commodity Futures Trading Commission ("CFTC") and the Securities and Futures Authority ("SFA") in the United Kingdom and was a member of the National Futures Association ("NFA"). It was involved in all aspects of brokerage of futures and options on futures contracts. It was a clearing member of the Chicago Mercantile Exchange, the Chicago Board of Trade, the Mid-America Commodity Exchange, the Commodity Exchange, Inc., the New York Mercantile Exchange, the New York Futures Exchange, the New York Cotton Exchange and the Coffee, Sugar & Cocoa Exchange. It provided a full-range of futures brokerage, clearing and back office services for professional, institutional and public commodities traders and, through a subsidiary, IMSI, Inc. (formerly Index Management Services, Inc.), until July 1, 1996 acted as a commodity pool operator. Index, until July 1, 1996, was the clearing agent for other non-clearing futures commission merchants, financial institutions, regional brokerage houses and introducing brokers. Operations at FX Chicago currently relate primarily to the net income derived from the Sale of Assets.

     FX Chicago presently has one wholly-owned subsidiary, IMSI, Inc. IMSI, Inc. which was organized in May, 1986, was registered with the CFTC as a commodity pool operator and is a member of the NFA. IMSI was organized to create and offer to the public, either by itself or in cooperation with others through joint ventures, various commodity futures fund offerings which may be marketed through broker-dealers or through participating regional brokerage houses. As of July 1, 1996, IMSI no longer operates commodity pools. Currently, IMSI, Inc. is a partner with a 50% interest in a trading partnership.

     IFX Ltd. continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996. The operations of IFX Ltd. are currently the Registrant's primary source of income, other than income from the Sale of Assets.

     While the principal business of IFX Ltd. remains that of a primary market maker in both spot and forward foreign exchange, IFX Ltd. has also now become a recognized market maker for both Chicago Mercantile Exchange ("CME") currency Exchange for Physical (EFP) transactions and OTC options.

     IFX Ltd. works closely with many U.S. commodity trading advisors, many of whom, for historical reasons, track and trade currency futures contracts, rather than the cash market. Due to the relative illiquidity of the international monetary market ("IMM") of the CME, and the limited trading hours, both the creditworthiness of the CME (assets $42 billion) and the liquidity of the cash market (daily volume of $1,200 billion), make EFP execution through IFX Ltd., an independent market maker, an increasingly practical solution.

     During fiscal 1997, in addition to FX Chicago and IFX Ltd., the Registrant had two other wholly-owned subsidiaries, Index Securities Inc. ("ISI") and Jack Carl Management and Trading, Inc. ("JCMT"). Stark Research, Inc. ("Stark") is a majority owned subsidiary of the Registrant.

     ISI was organized in January, 1987 and was a registered securities broker-dealer. In June, 1990, ISI sold all of its customer accounts to an unrelated party and its activities were primarily limited to acting as the selling agent for commodity pools. As a broker-dealer, ISI was regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ISI was dissolved during fiscal 1997.

     JCMT was organized in January, 1992 to serve as a commodity trading advisor ("CTA") and was registered with the CFTC as a CTA. The operations of JCMT were minimal during fiscal 1994 and 1995. There was no activity in 1996. JCMT was dissolved in fiscal 1997.

     In September, 1993, the Registrant purchased a controlling interest in Stark and became the majority shareholder in that company. Stark is an investment research company which publishes monthly and quarterly magazines regarding investments with a primary focus on funds investing in commodities. Operations during fiscal 1997 were minimal. Stark is in the process of liquidation.

Customers

     The Registrant is a holding company and as such, does not directly have customers. Prior to the Sale of Assets, Index was the Registrant's principal source of revenue and was the Registrant's principal operating subsidiary responsible for commodity and futures related activities for customers. Subsequent to the Sale of Assets, the Registrant's only operating subsidiary with customers is IFX Ltd. IFX is a primary market maker and actively makes competitive 24 hour markets in spot and forward foreign exchange, from the opening of the market in New Zealand at the start of the week, at 8:00 pm London time each Sunday continuously until the close of business in New York, at 10:00 pm London time, each Friday. IFX Ltd.'s customers are primarily non-private, second tier banks, institutions, fund management companies, CTAs and high net worth individuals.


Marketing

     The Registrant's marketing activities are limited to promoting and maintaining direct contact with IFX Ltd.'s customers. The expense associated with such efforts is reflected in the Registrant's travel and entertainment expenses.


Competition

     IFX Ltd.'s competitors are primarily the US and European futures commissions merchants which have their own inter-bank foreign exchange desks, as well as a growing number of clearing banks which have margin foreign exchange operations. Competition among firms such as IFX Ltd. is intense and is primarily based upon both price and service. Other institutions offer their customers the same or more services than those provided by IFX Ltd. At the same time, the number of active participants in the foreign exchange market is relatively small when compared to those engaged in futures and securities trading.


Regulation

     In order to maintain its listing on the NASDAQ SmallCap Market the Registrant must satisfy NASDAQ's revised entry and maintenance standards for NASDAQ listed stocks. There is no assurance that the Registrant will be able to maintain eligibility for NASDAQ.

     As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of June 30, 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $8,976,000, which was $6,040,000 in excess of its requirements. The SFA requires all members to meet and maintain specified financial requirements, and maintain segregated accounts for all customers' funds, property and positions, and specified books and records on customer transactions, all of which are open to inspection by the staff of the SFA. Failure to meet its regulatory requirements could subject IFX Ltd. to disciplinary actions including fines, censure, suspension or revocation of registration.


Employees

     The Registrant currently has 30 full and part-time employees working for it, FX Chicago and IFX Ltd. As of June 30, 1996, the Registrant and its subsidiaries had 313 full and part-time employees. These employees included 105 floor operations employees, 80 back office employees, 41 discount department employees, 60 sales employees and 27 administrative employees. Effective with the Sale of Assets, 207 employees were offered employment at MINC and 85 employees resigned or were terminated.

Item 2 - Properties

     The Registrant leases office space at 200 West Adams Street, Chicago, Illinois. This location serves as the Registrant's corporate headquarters. IFX Ltd. leases office space at America House, 2 America Square, London, England, which serves as the primary business location. Both of these facilities are leased at rates competitive for the respective locations.


Item 3 - Legal Proceedings

     As a brokerage firm having numerous customers and correspondents, Index, from time to time, was subject to various lawsuits, including civil litigation, arbitrations and reparations proceedings and administrative proceedings by regulators in the commodity futures industry relating to customers and regulatory requirements incidental to carrying on such brokerage business. Such matters range from those in which Index was a party plaintiff against customers to collect deficit amounts due from customers, to customer complaints, allegations by regulatory authorities of alleged improprieties by, or lack of registration of, employees of Index and the like. It also may be likely in some of these actions that allegations requesting such items as monetary penalties, license suspensions or revocations and the like will be made. The number of such complaints, matters of litigation and administrative proceedings amounted to a small percentage of Index's total business. Management of the Registrant, after consultation with legal counsel, is of the opinion that neither the Registrant, nor any of the Registrant's subsidiaries, is involved in any current civil litigation or administrative proceeding which it believes would have a material adverse effect on the Registrant's, or its subsidiaries financial condition.

     Notwithstanding that the following matters are ordinary and routine litigation incidental to the business, the Registrant believes it appropriate to set forth the following information:

     On May 16, 1996, Index filed suit in the Circuit Court of Cook County--Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover a debit balance of $88,200 (Index Futures Group, Inc. v. Doug Niemann, case no. 96L-5506). On January 14, 1997, Niemann filed a counterclaim for $688,200. The Company believes that the counterclaim is without merit and will defend vigourously.

     On September 29, 1992, the CFTC filed an administrative action against Index alleging that on or about October 24, 1989, Index violated certain sections of the Commodity Exchange Act and CFTC Regulations alleging the conversion of funds of a commodity pool, and failure to properly segregate and separately account for, treat and deal with customer funds. In April, 1994, Index, without admitting or denying the allegations, paid a $100,000 penalty to the CFTC, settling the administrative action. In a related action in the United States District Court for the Northern District of Illinois entitled CFTC v. Tobin, et al; John Troelstrup, Equity Receiver v. Index Futures Group, Inc. (89 C 8576), the equity receiver of the alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. Supplemental Plaintiff filed a timely Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit on May 16, 1997. The Seventh Circuit has yet to rule on whether this case may be appealed.

     Edward Schwarz ("Schwarz"), a former executive of Index whose employment was terminated as a result of the Sale of Assets, had rejected Index's severance payment offer. Schwarz had made a demand for $500,000. The Registrant settled this case in July, 1997 for $75,000.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of the fiscal year ended June 30, 1997, no matters were submitted to a vote of security holders.

                                    PART II
                                    -------

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Registrant's stock is traded on the NASDAQ SmallCap Market.

     Set forth below is the range of high and low, trade prices per share of the common stock in the over-the-counter market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns, or commissions.

     On August 29, 1997, the closing representative bid price and ask price per share of common stock, as reported through NASDAQ, in the over-the-counter market was bid: 3/16; ask: 3/16.

                      Quarter
Type of Security       Ended        High Trade  Low Trade
------------------    --------      ----------  ---------

Common Stock           9/30/95        13/32       5/32
                      12/31/95         9/32       1/8
                       3/31/96         3/16       3/32
                       6/30/96        13/32       3/32
                       9/30/96         3/32       3/32
                      12/31/96         5/32       1/8
                       3/31/97         3/16       5/32
                       6/30/97         7/32       7/32
                       8/29/97(1)      3/16       3/16
----------------

(1)  Includes the period July 1, 1996 through August 29, 1997.

Approximate Number of Holders of Securities

     As of August 29, 1997, there were 990 holders of record of the Registrant's common stock. The Registrant believes it has a greater number of shareholders because the Registrant believes that a substantial amount of its common stock is held of record in street name by broker-dealers for their customers.

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

                        HISTORICAL FINANCIAL INFORMATION

                                                             IFX CORPORATION AND SUBSIDIARIES
                                                             --------------------------------

                                                                    Year Ended June 30,
                                            -------------------------------------------------------------------
                                                1997         1996          1995          1994          1993
                                                ----         ----          ----          ----          ----
Operating Data:
Revenues                                    $16,549,000   $41,134,900   $41,658,300   $37,565,300   $36,670,400
                                            ===========   ===========   ===========   ===========   ===========
Income (loss) before income taxes
  and minority interest                     $ 6,354,900   $(1,307,200)  $ 3,947,800   $   992,300   $   308,900
Income tax expense (benefit)                  2,235,500      (174,100)    1,536,200       406,200       149,600
                                            -----------   -----------   -----------   -----------   -----------

Income (loss) before minority interest        4,119,400    (1,133,100)    2,411,600       586,100       159,300
Minority interest (1)                          (935,600)            -             -             -             -
                                            -----------   -----------   -----------   -----------   -----------
  Net income (loss)                           3,183,800    (1,133,100)    2,411,600       586,100       159,300
Assumed cumulative dividend on
  Class A preferred stock                       (23,300)      (40,000)      (40,000)      (40,000)      (40,000)
                                            -----------   -----------   -----------   -----------   -----------
Net income (loss) applicable to
  common stock                              $ 3,160,500   $(1,173,100)  $ 2,371,600   $   546,100   $   119,300
                                            ===========   ===========   ===========   ===========   ===========
Primary earnings (loss) share as
  restated for the one-for-four
  reverse split of common stock (2):
  Income (loss) before minority interest    $       .12   $      (.03)  $       .08   $       .03   $       .01
                                            ===========   ===========   ===========   ===========   ===========
  Net income (loss)                         $       .10   $      (.03)  $       .08   $       .03   $       .01
                                            ===========   ===========   ===========   ===========   ===========
  Weighted average number of shares
    outstanding, as restated for the
    one-for-four reverse split of
    common stock                             33,084,467    33,721,179    30,680,524    20,175,612    20,178,239
                                            ===========   ===========   ===========   ===========   ===========
Fully diluted earnings (loss) per share
  as restated for the one-for-four
  reverse split of common stock (2):
  Income (loss) before minority interest    $       .12   $      (.03)  $       .08   $       .03   $       .01
                                            ===========   ===========   ===========   ===========   ===========
  Net income (loss)                         $       .10   $      (.03)  $       .08   $       .03   $       .01
                                            ===========   ===========   ===========   ===========   ===========
  Weighted average number of shares
    outstanding, as restated for the
    one-for-four reverse split of
    common stock                             33,084,467    33,721,179    30,680,524    20,175,612    20,178,239
                                            ===========   ===========   ===========   ===========   ===========
Balance Sheet Data:
                                                                       As of June 30,
                                            -------------------------------------------------------------------
                                               1997          1996          1995          1994          1993
                                               ----          ----          ----          ----          ----

Total assets                                $56,643,200  $239,887,700  $190,932,400  $202,806,200  $151,817,500
Notes payable                                 1,586,600     6,390,000     6,390,000     7,690,000     9,615,600
Subordinated debt                                     -     4,000,000     1,690,000     2,000,000         -
Stockholders' equity                          8,203,700     6,216,500     7,364,100     3,876,500     3,295,200
------------------------


(1) Represents minority interest from sale of interest in IFX Ltd., the Registrant's London subsidiary.

(2) Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options and warrants if dilutive.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations for the Year Ended June 30, 1997
----------------------------------------------
     IFX Corporation (formerly Jack Carl / 312-Futures, Inc.) (which when consolidated with its subsidiaries is henceforth referred to as the "Registrant") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), until July 1, 1996, the Registrant's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. In addition, as a condition of the Sale of Assets, Index changed its name to FX Chicago, Inc. IFX Ltd. (formerly Index FX, Ltd.), a British corporation and a subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996. The other subsidiaries of IFX Corporation and FX Chicago currently have minimal operations.

Liquidity and Capital Resources
-------------------------------

     The Registrant's cash and short-term investment portfolio totaled $49,681,500 at June 30, 1997. Included in this amount is $21,776,600 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Registrant's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX Ltd. customers.

     As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of June 30, 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $8,976,000, which was $6,040,000 in excess of its requirements.

     For the year ended June 30,1997, cash provided by operations was $8,891,800 compared to cash used in operations of $1,504,500 for fiscal 1996. The majority of cash generated from operations is due to the Sale of Assets, as well as the expanding business at IFX Ltd. Cash generated from the Sale of Assets has been used to repay notes payable and a subordinated loan, as well as to repurchase shares of the Registrant's common stock.

     As of June 30, 1997, the Registrant had $1,586,600 of notes payable to its principal stockholder or an affiliate, compared to $6,390,000 of notes payable to its principal stockholder or an affiliate, and $4,000,000 of subordinated loans at June 30, 1996. As noted above, the majority of the debt outstanding as of June 30, 1996 was paid during fiscal 1997, using cash generated from operations. Stockholders' equity at June 30, 1997 was $8,203,700. On January 31, 1997, the Registrant redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock, all of which was owned by its principal stockholder. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the accrued but undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Registrant issued its principal stockholder a promissory note bearing interest at the prime rate and maturing on January 31, 1998. During the third and fourth quarters of fiscal 1997, the Registrant repurchased and retired 2,228,881 shares of its common stock for $328,800 pursuant to a repurchase program which allowed for the Registrant to purchase up to 5,000,000 shares of common stock before June 30, 1997.

     Management believes existing cash and short-term investments together with operating cash flows, access to equity capital, and borrowing capacity, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. As the business now exists subsequent to the Sale of Assets, the Registrant's capital needs are significantly reduced

     The majority of the Registrant's assets are liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Registrant's expenses, such as employee compensation and other operating expenses.

Results of Operations - Fiscal 1997 Compared to Fiscal 1996
-----------------------------------------------------------

     As a result of the Sale of Assets in July, 1996, FX Chicago (formerly Index) no longer acts as a futures commission merchant. Differences between revenues and expenses for the years ending June 30, 1997 and June 30, 1996 are primarily a result of the Sale of Assets, unless otherwise noted below.

     Revenues were $16,549,000 in fiscal 1997, a decrease of 60% from fiscal 1996. The decrease in revenues as resulting from the Sale of Assets has been offset somewhat by the increased revenues from IFX Ltd.

     Trading gains increased by $6,799,700 during the year ended June 30, 1997, compared to the same period a year ago. The primary component in trading gains in fiscal 1997 is the revenue from IFX Ltd.

     Other revenue increased $3,072,400 during the year ended June 30, 1997, compared to same period a year ago. Included in other revenue for the year ended June 30, 1997 is $2,157,900 from the Sale of Assets, and a net gain of $737,700 on the sale of clearing corporation stock and exchange memberships.

     Total expenses were $10,194,100, or 76% lower than the prior fiscal year. The decrease in expenses as resulting from the Sale of Assets has been offset somewhat by the increasing expenses from the expanding operations of IFX Ltd.. The expenses for fiscal 1997 reflect the ongoing expenses of IFX Ltd., IFX Corporation and FX Chicago, transitional expenses from the Sale of Assets, and minimal expenses for other subsidiaries.

     The Board of Directors is exploring various business opportunities for the Registrant now that FX Chicago no longer acts as a futures commission merchant, and as a result has capital available for investment.

     As a result of the aforementioned revenues and expenses, net income for the year ended June 30, 1997 is $3,183,800 or $.10 per share compared to a net loss of $1,133,100 or $.03 per share for the year ended June 30, 1996.

Results of Operations - Fiscal 1996 Compared to Fiscal 1995
-----------------------------------------------------------

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

     The Company, during fiscal 1996, organized IFX Ltd. (formerly Index FX, Ltd.) located in London, England to conduct foreign exchange business. IFX Ltd. incurred start up costs early in the year and commenced trading operations in October, 1995. The revenue generated by IFX Ltd. is recorded as trading gains.

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

     Trading gains increased $2,246,500 during the year ended June 30, 1996. Included in trading gains in fiscal 1996 is $2,058,900 of revenue generated from IFX Ltd.

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

     Compensation and related benefits increased $1,588,400 or 18% during fiscal 1996. The increase is the result of an increase in the number of employees, which includes employees at IFX Ltd., and salary increases. Also contributing to the increase is the restructuring of sales agreements which provide for certain sales people to be compensated by salary in addition to commissions.

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

Item 9 - Changes In and Disagreements With Accountants On Accounting and Financial Disclosures

     The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its accountants in fiscal 1997 or 1996.

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers

     The Directors and Executive Officers of the Registrant as of June 30, 1997 were as follows:


       Name           Age                 Office
------------------    ---  -------------------------------------

Joel M. Eidelstein     30  President and Director

Christina S. Donka     30  Chief Financial Officer and Secretary

Colleen M. Ruggio      34  Treasurer and Director

George A. Myers        46  Director

Zalman Lekach          30  Director

     Joel M. Eidelstein was elected Director and President of the Registrant effective November, 1990 and November, 1996, respectively. Mr. Eidelstein graduated from Brandeis University in May, 1988. Since June, 1988, until immediately prior to the Sale of Assets, he was an independent commodity futures trader and a floor manager with Index.

     Christina S. Donka was the Assistant Chief Financial Officer of the Registrant from November, 1996, until June, 1997, when she became the Chief Financial Officer and Secretary. Prior to joining the Registrant, she was an experienced manager in the financial services division of Arthur Andersen LLP. She is a Certified Public Accountant.

     Colleen M. Ruggio has been an employee at Index since January, 1985. She has been Director and Treasurer of the Registrant since February, 1997. She is pursuing a bachelors degree at DePaul University in Chicago, Illinois.

     George A. Myers was elected Director of the Registrant effective November 16, 1990. Mr. Myers, since 1981, has been managing general partner of MC Capital, a diversified real estate company with offices in Chicago, Illinois, Phoenix, Arizona, and San Diego, California.

     Zalman Lekach has been a Director of the Registrant since February, 1997. He is President and Chief Operating Officer of Parlux Fragrances, Inc. ("Parlux"). He became a director and an executive in Parlux, S.A., Parlux's French subsidiary, in May 1990. In May 1993, he resigned his executive position and owned and operated a company exporting foods and health/beauty aids to South America. In January of 1995, he rejoined Parlux as its Chief Operating Officer and a director. In June 1996, Mr. Zalman Lekach also assumed the position of President of Parlux.

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

                                             SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                   ---------------------------------------------
Name and                             Year                              Other
Principal                           Ended                              Annual       All Other
Position                           June 30,    Salary     Bonus     Compensation   Compensation
--------------------------         --------   --------   --------   ------------   ------------
Joel M. Eidelstein                   1997     $ 16,000        -            -              -
 President and Director              1996     $ 68,000        -            -              -
                                     1995     $ 68,000        -            -              -

Burton J. Meyer (1)(5)               1997     $    -     $    -            -         $    -
 President and Director              1996     $300,000   $344,600          -          316,100
                                     1995     $300,000   $153,700          -              -

Michael J. Moss (2)(5)               1997          -          -            -              -
 President of Index                  1996          -          -       $538,800            -
                                     1995          -          -       $668,200            -

Allyson D. Laackman (3)(6)           1997     $223,300        -            -              -
 Chief Financial Officer             1996     $135,000    $74,700          -              -
                                     1995     $133,200    $14,100          -              -

Philip A. Tanzar (4)(5)              1997          -          -            -              -
 Director and Vice                   1996     $130,000    $14,300          -              -
    President and General Counsel    1995     $122,000    $16,700          -              -

---------------

(1) Mr. Meyer's bonuses relate to the prior fiscal years. All Other Compensation is a severance payment. Mr. Meyer resigned as a Director as of the close of business July 1, 1996.

(2)  Other annual compensation is commissions.

(3) Ms. Laackman earned a $38,800 bonus for fiscal 1994 and 1995, $24,700 of which was paid in fiscal 1996. Also, Ms. Laackman earned a $50,000 bonus for fiscal 1996, which was paid in fiscal 1996.

(4) Mr. Tanzar became a Director effective February, 1994. He resigned October 1, 1996.

(5)  Resigned from executive officer positions effective July 1, 1996.

(6)  Resigned as Chief Financial Officer in June, 1997.

Fiscal 1997 Option Grants Table

     No options were granted to the Registrant's chief executive officer or the Registrant's three other most highly compensated executive officers during fiscal 1997. In November, 1996, 1,250,000 options were issued to Burton J. Meyer, the Registrant's former President. Mr. Meyer resigned as President effective July 1, 1996.


Fiscal 1997 Option Exercises and Year-End Value Table

     There were no options exercised during fiscal 1997 or unexercised options held by the Registrants' chief executive officer and three other most highly compensated executive officers as of June 30, 1997.


Fiscal 1997 Long Term Incentive Plan Awards

     No long term incentive plan awards were granted to the Registrant's chief executive officer or the Registrant's three other most highly compensated executive officers during fiscal 1997.


Compensation of Directors

     Directors are not currently compensated in connection with their duties as directors, but may be reimbursed for expenses incurred by them.


Executive Employment Contracts

     Mr. Meyer's employment agreement, effective July 1, 1994, provided, among other things, that he serve as the Registrant's President and for a base annual compensation of $300,000 for a term ending July 1, 1996. In addition to his base annual compensation, Mr. Meyer was entitled to an incentive bonus if certain pre-tax earnings levels were achieved, or if such pre-tax earnings levels were not achieved, Mr. Meyer was entitled to receive a discretionary bonus.

     In the event that the terms of Mr. Meyer's employment agreement were not extended by the Registrant, for reasons other than "good cause", on terms substantially equivalent to the current terms, the Registrant was obligated to pay Mr. Meyer a severance of $300,000 plus an amount equal to the bonus for the previous fiscal year.

     As a result of the Sale of Assets, Mr. Meyer's employment contract was not extended. In settlement of his contract, Mr. Meyer received $316,100. Had Mr. Meyer's position at MINC been terminated voluntarily or involuntarily prior to July 1, 1997, Mr. Meyer would have been entitled to receive additional severance of $316,100.

     Ms. Laackman's employment agreement, effective September 14, 1994, provided, among other things, that she serve as the Registrant's Chief Financial Officer for a base annual compensation of $135,000 for a term ending December 31, 1995. In addition to her base annual compensation, Ms. Laackman was entitled to a discretionary bonus not to exceed 100% of her base salary.

     Effective July 1, 1995, Ms. Laackman signed another employment agreement which superseded the September 14, 1994 agreement. This agreement provided, among other things, that she serve as the Registrant's Chief Financial Officer for a base annual compensation of $135,000 for a term ending June 30, 1996. In addition to her base annual compensation, Ms. Laackman was entitled to an annual bonus if certain pre-tax earnings levels were achieved.

     Effective July 1, 1996, a new employment agreement was entered into, which supercedes the July 1, 1995 agreement. This agreement provided, among other things, that she continue to serve as the Registrant's Chief Financial Officer for compensation based upon $125.00 per hour, for a term ending June 30, 1997. In addition, Ms. Laackman was entitled to an annual bonus if certain earnings levels from the Sale of Assets were achieved.

     In June 1997, Ms. Laackman resigned as Chief Financial Officer. Effective August 1, 1997, Ms. Laackman entered into an independent consulting contract with the Registrant.

     Mr. Tanzar's employment agreement, effective November 1, 1993, provided, among other things, that he serve as the Registrant's Vice President and General Counsel and for a base annual compensation of $122,000 for a term ending December 31, 1995. In addition to his base annual rate of compensation, Mr. Tanzar was entitled to a guaranteed bonus of $5,000 per annum. However, such bonus might exceed $5,000 as determined by the President of the Registrant.

     Mr. Tanzar's employment agreement, effective December 31, 1995, provided, among other things, that he serve as the Registrant's Vice President and General Counsel and for a base annual compensation of $138,200 for a term ending December 31, 1996. In addition to his base annual rate of compensation, Mr. Tanzar was entitled to a discretionary bonus.

     In the event that the terms of Mr. Tanzar's employment were not extended by the Registrant for reasons other than "good cause", on terms substantially equivalent to the current terms, the Registrant was obligated to pay Mr. Tanzar a severance of $100,000.

     Effective July 1, 1996 Mr. Tanzar accepted employment at MINC, thereby terminating his employment contract with the Registrant. As an inducement for Mr. Tanzar to accept employment with MINC and as a settlement of his contract, the Registrant has agreed to pay him up to $100,000 as severance if he is terminated by MINC prior to January 1, 1999.

     Mr. Moss's letter of understanding dated August 4, 1993 provided, among other things, that he serve as President of Index and for a monthly draw of $20,000 against commissions earned for the term of employment ending June 30, 1995. Mr. Moss's agreement was extended, on July 1, 1995, until June 30, 1997. In the event that the terms of Mr. Moss's letter of understanding were not renewed under the same general terms or he was terminated without cause, Index was obligated to pay Mr. Moss any commissions due him for the nine months following the termination without cause or the expiration and non-renewal of the letter of understanding. This agreement was terminated when Mr. Moss accepted employment with MINC on July 1, 1996.

     The Registrant, through IFX Ltd., has employment contracts with several of that subsidiaries employees. Such employees are not executive officers of the Registrant.


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

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth as of August 29, 1997, certain information regarding the common stock beneficially owned by each present director, the Registrant's chief executive officer and the Registrant's three other most highly compensated officers, each person known by the Registrant to own more than five percent or more of the common stock of the Registrant and all present officers and directors as a group:

                                       Amount and Nature of     Approximate
     Name                              Beneficial Ownership  Percent of Class
     ----                              --------------------  -----------------

Lee S. Casty(1)(2)                          15,464,453             49.26%
Burton J. Meyer(3)(5)                        2,821,064              8.99
Joel M. Eidelstein                             127,975               .41
George A. Myers                                  8,000               .03
Michael J. Moss(4)                           1,801,063              5.74
All officers and directors
  as a group (5 persons)                       135,975               .43

(1) Mr. Casty may be deemed a parent and promoter of the Registrant as those terms are defined under the Securities Act of 1933, as amended.

(2) c/o French-American Securities, Inc., 200 West Adams Street, Suite 1500, Chicago, Illinois 60606.

(3) Includes 1,250,000 exercisable options, of which beneficial ownership can be acquired.

(4)  Ceased to be an executive officer effective July 1, 1996.

(5) Resigned as director and executive officer effective close of business July 1, 1996.


Item 13 - Certain Transactions
------------------------------

     Effective November 30, 1985, Mr. Casty, the principal shareholder, loaned the Registrant $400,000 evidenced by a "satisfactory subordination agreement" approved by the regulatory authorities to which the Registrant was at that time subject. This subordinated loan was due to mature on December 1, 1988. On March 5, 1986, the Registrant amended its Articles of Incorporation to authorize 400,000 shares of Preferred Stock, par value $1.00 per share, 10% cumulative, all of which Preferred Stock was thereupon issued to Mr. Casty in satisfaction of such subordinated loan. The Preferred Stock is redeemable, with cumulative dividends, at the option of the Registrant under certain circumstances. No liability for these dividends had been recorded as dividends are not payable until declared. In 1986, the Articles of Incorporation of the Registrant were amended and the Preferred Stock was redesignated "Class A Preferred Stock." On January 31, 1997, the Registrant redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the cumulative but previously undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Registrant issued to Mr. Casty a promissory note bearing interest at the prime rate and maturing on January 31, 1998.

     In January, 1997, all notes payable (other than the note for the redemption of the preferred stock) due to Mr. Casty aggregating $940,000 were repaid.

     The Registrant, during the year ended June 30, 1997, paid Mr. Casty, approximately $91,100 in interest on notes payable.

     The Registrant, during the year ended June 30, 1996, earned $53,500 of interest income on a note receivable from C. Adam, Ltd., a company wholly-owned by Mr. Casty.

     In January, 1997, all notes payable to French-American Securities, Inc., a company wholly-owned by Mr. Casty, aggregating $5,450,000 were extended to January 31, 1998.

     In June and July, 1997, $4,700,000 and $750,000, respectively, of the notes payable to French-American Securities, inc. were repaid.

     The Registrant, during the year ended June 30, 1997, paid French-American Securities, Inc. $520,000 in interest on notes payable.

     In September, 1996, all notes payable to Mr. Meyer aggregating $900,000 were repaid.

     The Registrant during the year ended June 30, 1997 paid Mr. Meyer $23,800 in interest on notes payable.


                                    PART IV
                                    -------

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:
     The following financial statements are attached to this Form 10-K commencing on page 22.
                                                            Page
                                                            ----
 Report of Independent Public Accountants                     22
 Consolidated Statements of Financial Condition
   as of June 30, 1997 and 1996                               23
 Consolidated Statements of Operations for the Years
   Ended June 30, 1997, 1996 and 1995                         24
 Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended June 30, 1997, 1996 and
   1995                                                       25
 Consolidated Statements of Changes in Liabilities
   Subordinated to Claims of General Creditors for
   the Years Ended June 30, 1996, 1995 and 1994               26
 Consolidated Statements of Cash Flows for the Years
   Ended June 30, 1997, 1996 and 1995                         27
 Notes to Consolidated Financial Statements                   29

(2)  Schedules
     ---------
     Schedule II - Valuation and qualifying accounts

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

        10.38     Employment agreement, dated September 14, 1994, between Jack
                  Carl/312-Futures, Inc. and Allyson D. Laackman

        10.39     Employment agreement, dated July 1, 1995, between Jack
                  Carl/312-Futures, Inc. and Allyson D. Laackman

        10.40 Letter containing terms of employment, dated January 27, 1995, between Index Futures Group (UK) Limited and Charles Romilly

        10.41     Letter of understanding, dated July 1, 1995, between Index
                  Futures Group, Inc. and Michael Moss

                  The following exhibits are hereby incorporated by reference from Form 10-K/A for the Registrant as filed on January 14, 1997 with the Securities and Exchange Commission:

        10.42     Employment agreement, dated December 31, 1995, between Jack
                  Carl/312-Futures, Inc. and Philip A. Tanzar

        10.43     Heads of Agreement, dated July 19, 1995 between Jack
                  Carl/312-Futures, Inc., Simon Drabble, Graham Wellesley and
                  Lorenzo Naldini

                                      -19-

        10.44     Service Agreement, dated July 19, 1995 between Index Forex
                  Limited and Simon Drabble, Graham Wellesley and Lorenzo
                  Naldini

                  The following exhibits are hereby incorporated by reference from Form 10-Q for the Registrant as filed on May 14, 1997 with the Securities and Exchange Commission:

        10.51     Termination Letter dated November 28, 1996 between IFX and
                  Simon Drabble

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

        10.54     Service Agreement dated March 12, 1997 between IFX and Graham
                  Wellesley

        10.55     Service Agreement dated March 12, 1997 between IFX and Lorenzo
                  Naldini

        10.56     Settlement Letter dated April 22, 1997 between IFX and Lorenzo
                  Naldini

        10.57     Settlement Letter dated April 22, 1997 between IFX and Graham
                  Wellesley

                  The following exhibits are hereby incorporated by reference from Form 8-K for the registrant as filed on August 1, 1997 with the Securities and Exchange Commission:

        10.58 Stockholders Agreement between IFX Corporation, IFX Ltd. and the Park Trust

                  The following exhibits are filed as part of this Form 10-K as of June 30, 1997:

        11.1      Computation of Earnings per Common Share

        21.1      Subsidiaries of the Registrant

        24.1      Power of Attorney

        27        Financial Data Schedule (Edgar Version Only)

(b)  Reports on Form 8-K:

During the fourth quarter, or subsequent to year-end, the Registrant filed the following reports on Form 8-K:

June 2, 1997     Item 5, reporting Registrant's name change from "Jack
                 Carl/312 Futures, Inc." to "IFX Corporation."

June 12, 1997    Item 5, reporting appointment of Christina S. Donka as Chief
                 Financial Officer and Secretary.

August 1, 1997   Item 2, reporting restructuring of capital of IFX Ltd., the
                 Registrant's London subsidiary, and subsequent sale of 50% of the stock to The Park Trust.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Stockholders of
IFX Corporation
and Subsidiaries:


  We have audited the accompanying consolidated statements of financial condition of IFX Corporation (a Delaware corporation) and subsidiaries ("the Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, changes in liabilities subordinated to claims of general creditors and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IFX Corporation and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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


                                        /s/ Arthur Andersen LLP


Chicago, Illinois,
September 5, 1997

                        IFX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             JUNE 30, 1997 AND 1996

                                     ASSETS
                                     ------

                                                                                           1997          1996
                                                                                       -----------   ------------

Cash                                                                                   $ 3,279,300   $  1,587,300
Cash segregated or secured under Commodity Exchange Act                                          -      2,009,500
U.S. Government obligations                                                              1,527,100    144,328,800
Other short term investments                                                            44,875,100     28,856,100
Deposits with clearing organizations                                                             -     43,488,500
Warehouse receipts                                                                               -        959,500
Receivables:
 Brokers and dealers                                                                     2,911,600      2,291,900
 Clearing organizations                                                                          -     12,383,200

                                                                1997         1996
                                                             -----------   ----------
 Customers                                                   $1,422,900   $1,138,400
 Affiliates                                                           -        1,000
 Other                                                        1,503,300    1,061,800
 Less - Allowance for doubtful accounts                        (430,000)    (409,300)    2,496,200      1,791,900
                                                             ----------   ----------

Investments in and advances to affiliated partnerships                                      50,000              -
Notes receivable                                                                           618,900        627,200
Exchange memberships, at cost (market value of
 $960,400 in 1996)                                                                               -        781,300
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $2,326,000
 in 1997 and $2,213,400 in 1996                                                            269,000        279,500
Other assets                                                                               616,000        503,000
                                                                                       -----------   ------------

  Total                                                                                $56,643,200   $239,887,700
                                                                                       ===========   ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
 Clearing organizations                                                                $       -     $    165,900
 Brokers and dealers                                                                     1,068,200              -
 Customers and counterparties                                                           41,284,600    216,705,300
 Affiliates and employees                                                                   57,900      2,865,000
Accounts payable and accrued expenses                                                    3,406,600      3,545,000
Notes payable                                                                            1,586,600      6,390,000
                                                                                       -----------   ------------

  Total                                                                                 47,403,900    229,671,200
                                                                                        -----------   ------------
Minority Interest                                                                        1,035,600              -
                                                                                       -----------   ------------

Liabilities subordinated to claims of general creditors                                          -      4,000,000
                                                                                       -----------   ------------

Stockholders' equity:
Class A preferred stock, $1 par value; 10% cumulative,
 redeemable, 400,000 shares authorized and outstanding                                           -        400,000
Common stock, $.004 par value;
 150,000,000 shares authorized, 31,395,649 and 33,624,530
 shares issued and outstanding in 1997 and 1996, respectively                              125,600        134,500
Paid-in capital                                                                          8,123,800      8,395,300
Cumulative translation adjustment                                                          (45,700)       (14,500)
                                                                                       -----------   ------------

  Total stockholders' equity                                                             8,203,700      6,216,500
                                                                                       -----------   ------------
  Total                                                                                $56,643,200   $239,887,700
                                                                                       ===========   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                                                           1997          1996          1995
                                                       ------------  ------------  ------------

Revenues:
  Commissions                                          $   199,200   $30,606,500   $33,665,000
  Interest                                               3,870,100     7,920,800     7,365,000
  Trading gains, net                                     9,211,100     2,411,400       164,900
  Other (Note 17)                                        3,268,600       196,200       463,400
                                                       -----------   -----------   -----------

          Total revenues                                16,549,000    41,134,900    41,658,300
                                                       -----------   -----------   -----------

Expenses:
  Commissions, floor brokerage and clearing costs          365,700    16,825,600    18,381,900
  Compensation and related benefits                      3,622,400    10,536,500     8,948,100
  Interest                                               3,013,600     4,238 900     3,323,000
  Communications                                           735,700     2,066,800     1,672,000
  Business promotion                                       478,600     2,173,900     1,680,000
  Rent and other occupancy costs                           629,800     1,546,300     1,465,900
  Professional and consulting fees                         624,900       670,400       451,100
  Depreciation                                             111,800       320,800       234,800
  Amortization of goodwill                                       -        53,600        53,600
  Doubtful accounts expense (benefit)                     (119,300)      140,600      (586,000)
  Other                                                    730,900     2,312,200     2,086,100
  Restructuring charge, net                                      -     1,556,500             -
                                                       -----------   -----------   -----------

          Total expenses                                10,194,100    42,442,100    37,710,500
                                                       -----------   -----------   -----------

Income (loss) before income taxes
  and minority interest                                  6,354,900    (1,307,200)    3,947,800
Income tax expense (benefit)                             2,235,500      (174,100)    1,536,200
                                                       -----------   -----------   -----------

Net income (loss) before minority interest               4,119,400    (1,133,100)    2,411,600
Minority Interest                                         (935,600)            -             -
                                                       -----------   -----------   -----------

Net income (loss)                                        3,183,800    (1,133,100)    2,411,600

Assumed cumulative dividend on Class A preferred stock     (23,300)      (40,000)      (40,000)
                                                       -----------   -----------   -----------

Net income (loss) applicable to common stock           $ 3,160,500   $(1,173,100)  $ 2,371,600
                                                       ===========   ===========   ===========

Primary earnings (loss) per share, restated for reverse split:

  Net income (loss)                                    $       .10   $      (.03)  $      $.08
                                                       ===========   ===========   ===========

  Weighted average number of shares outstanding         33,084,467    33,721,179    30,680,524
                                                       ===========   ===========   ===========

Fully diluted earnings (loss) per share, restated for reverse split:

  Net income (loss)                                    $       .10   $      (.03)  $       .08
                                                       ===========   ===========   ===========

  Weighted average number of shares outstanding         33,084,467    33,721,179    30,680,524
                                                       ===========   ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                              Class A         Common Stock                      Retained    Cumulative
                              Preferred       ------------        Paid-In       Earnings    Translation
                              Stock        Shares      Amount     Capital      (Deficit)    Adjustment      Total
                              ---------    ------      ------     -------      ---------    -----------     -----
Balance June 30, 1994          $400,000   20,174,739 $ 80,700   $7,373,100   $(3,977,300)           -     $3,876,500

Issuance of common stock
  pursuant to rights offering             13,449,826   53,800    1,022,200           -              -      1,076,000

Repurchase of common stock
  pursuant to reverse split         -            (33)     -            -             -              -            -

Net income                          -            -        -            -       2,411,600            -      2,411,600
                               --------   ---------- --------   ----------   -----------    -----------   ----------
Balance June 30, 1995          $400,000   33,624,532 $134,500   $8,395,300   $(1,565,700)           -     $7,364,100

Repurchase of common
  stock pursuant to
  reverse split                     -             (2)     -            -             -              -            -

Net (loss)                          -            -        -            -      (1,133,100)           -     (1,133,100)

Foreign currency translation        -            -        -            -             -          (14,500)     (14,500)
                               --------   ---------- --------   ----------   -----------    -----------   ----------
Balance June 30, 1996          $400,000   33,624,530 $134,500   $8,395,300   $(2,698,800)      $(14,500)  $6,216,500
                               ========   ========== ========   ==========   ===========    ===========   ==========
Repurchase of common stock                (2,228,881)  (8,900)    (319,900)          -              -       (328,800)

Retirement of Class A
 Preferred Stock               (400,000)         -        -            -             -              -       (400,000)

Payment of Preferred
 Stock dividends                    -            -        -            -        (436,600)           -       (436,600)

Net income                          -            -        -            -       3,183,800            -      3,183,800

Foreign currency
 translation                        -            -        -            -             -          (31,200)     (31,200)
                               --------   ---------- --------   ----------   -----------    -----------   ----------
Balance June 30, 1997          $    -     31,395,649 $125,600   $8,075,400   $    48,400       ($45,700)  $8,203,700
                               ========   ========== ========   ==========   ===========    ===========   ==========

                       The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995




Balance, June 30, 1994                                          $ 2,000,000

New borrowings                                                    1,190,000

Reissuance                                                        2,000,000

Reductions:

  Repayments                                                     (1,500,000)

  Maturities                                                     (2,000,000)
                                                                -----------

Balance, June 30, 1995                                          $ 1,690,000

New borrowings                                                    4,000,000

Maturities                                                       (1,690,000)
                                                                ------------

Balance, June 30, 1996                                          $ 4,000,000

  Repayments                                                     (4,000,000)
                                                                -----------

Balance, June 30, 1997                                          $      -0-
                                                                ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                              1997          1996           1995
                                                              ----          ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                       $ 3,183,800    $(1,133,100)  $  2,411,600
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
    Depreciation and amortization                              83,200        374,400        288,400
    Deferred taxes                                             26,200       (272,300)       315,600
    Doubtful accounts expense (benefit)                        20,700        140,600       (586,000)
    Equity in net (gain) loss of affiliated
    partnerships                                                    -         (6,400)        18,700
    Gain on sale of clearing corporation stock               (664,000)             -              -
    Gain on sale of exchange memberships, net                 (73,700)             -              -
    Restructuring charge, net                                       -      1,556,500              -

  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act                                2,009,500       (827,800)     2,098,100
    U.S. Government obligations                           142,801,700    (61,443,200)    40,898,300
    Other short term investments                          (16,019,000)   (28,856,100)             -
    Deposits with clearing organizations                   43,128,500     34,542,200    (25,147,900)
    Warehouse receipts                                        959,500        577,700       (573,500)
    Receivables                                            11,041,800      6,620,400     (5,633,200)
    Other assets                                             (139,200)        92,800       (188,500)
    Payables                                             (177,328,800)    48,828,800    (14,577,900)
    Accounts payable and accrued expenses                    (138,400)    (1,699,000)       826,500
                                                          -----------    -----------    ------------
     Cash provided by (used in) operating
       activities                                           8,891,800     (1,504,500)       150,200
                                                          -----------    -----------   ------------
Cash Flows From Investing Activities:
  (Increase) decrease in investments in and advances
    to affiliated partnerships                                (50,000)        45,500        (13,400)
  Decrease in notes receivable                                  8,300          6,500          7,600
  Purchase of exchange membership                                   -              -       (130,000)
  Proceeds from sale of exchange memberships                  855,000              -              -
  Purchase of furniture, equipment and leasehold
    improvements                                             (188,900)      (290,600)      (357,800)
  Rebate from purchase of equipment                                 -              -         50,000
  Proceeds from sale of furniture and equipment               116,200              -              -
  Proceeds from sale of clearing corporation stock          1,024,000              -              -
                                                          -----------    -----------   ------------
     Cash provided by (used in) investing activities        1,764,600       (238,600)      (443,600)
                                                          -----------    -----------   ------------
Cash Flows From Financing Activities:
  Increase in short term advance                                    -      1,000,000              -
  Repayment of short term advance                                   -     (1,000,000)             -
  Increase in liabilities subordinated
    to claims of general creditors                                  -      3,000,000      1,190,000
  Repayment of liabilities subordinated to claims of
    general creditors                                      (4,000,000)      (690,000)    (1,500,000)
  Repayments of notes payable                              (5,640,000)             -     (1,300,000)
  Issuance of common stock pursuant to rights offering              -              -      1,076,000
  Repurchase of common stock                                 (328,800)             -              -
  Sale of minority interest                                 1,035,600              -              -
                                                          -----------    -----------   ------------
     Cash provided by (used in) financing activities       (8,933,200)     2,310,000       (534,000)
                                                          -----------    -----------   ------------
Effect of exchange rate changes on cash                       (31,200)       (14,500)             -
                                                          -----------    -----------   ------------
Increase (decrease) in cash                                 1,692,000        552,400       (827,400)
Cash, beginning of period                                   1,587,300      1,034,900      1,862,300
                                                          -----------    -----------   ------------
Cash, end of period                                       $ 3,279,300    $ 1,587,300   $  1,034,900
                                                          ===========    ===========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the years ended June 30, 1997, 1996 and 1995


                  Supplemental Schedule of Non Cash Investing
                           and Financing Activities



1997

     In January, 1997, notes payable aggregating $5,450,000 due January 31, 1997 were extended to January 31, 1998. $4,700,000 of these notes payable were repaid prior to June 30, 1997.

     Also in January, 1997, a note payable for $836,600 was issued to the Company's principal stockholder as payment for the redemption of preferred stock and dividends accrued thereon.


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

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION OF JACK CARL/312-FUTURES, INC.

     Until July 1, 1996, IFX Corporation ("formerly Jack Carl/312-Futures, Inc."), through its subsidiaries, engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of Jack Carl/312-Futures, Inc. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. As a condition of the Sale, Index changed its name to FX Chicago, Inc. ("FX Chicago"). IFX Ltd., (formerly Index FX, Ltd.), a British corporation and a wholly owned subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority. Another subsidiary of IFX Corporation was a registered broker-dealer until it withdrew its registration in April 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiaries, FX Chicago, and IFX Ltd. as well as those of its majority-owned subsidiary, Stark Research, Inc. All material intercompany accounts and transactions are eliminated in consolidation. Brokers Resource Corp., Index Securities, Inc. and Jack Carl Management and Trading, Inc., all former subsidiaries of IFX Corporation, were dissolved during fiscal 1996 and 1997.

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

     Revenue Recognition

     Foreign exchange revenue is recorded on a per transaction basis, based upon marking underlying positions to market. Such revenue is included in trading gains on the Statements of Operations.

     Commission revenues on commodity futures and options transactions and related commission expenses are recorded on a half-turn basis.

     U.S. Government Obligations

     U.S. Government obligations are valued at market. The change in unrealized appreciation on house and customer funds invested in U.S. Government obligations is reflected in interest income.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Investments in Partnerships

     The investments in partnerships are accounted for on the equity method.

     Furniture, Equipment and Leasehold Improvements

     Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the remaining terms of the leases. See Note 17 for the effect of the Sale of Assets on furniture, equipment and leasehold improvements.

     Goodwill

     Prior to the Sale of Assets, the excess of cost over estimated fair value of net assets acquired was reflected as goodwill and was being amortized over twenty years. Goodwill arose as a result of business combinations which occurred in 1985 and 1986. As a result of the Sale of Assets, the remaining goodwill was written off as of June 30, 1996. See Note 17 for further information.

     Customer-Owned Securities

     Customer-owned securities are reflected at market value in the consolidated statements of financial condition. This presentation has no effect on stockholders' equity. At June 30, 1997 and 1996, the total market value of customer-owned securities included in the consolidated statements of financial condition as both assets and liabilities was $0 and $46,891,300, respectively.

     Income Taxes

     Deferred income taxes are provided to reflect the tax effects of timing differences between financial and tax reporting. The nature of the timing differences are discussed in Note 11.

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

     Recent Accounting Developments

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 118. "Earnings Per Share" (FAS No. 128), which establishes standards for computing and presenting earnings per share ("EPS"). FAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. FAS No. 128 also requires presentation of diluted EPS which is computed similarly to fully diluted EPS currently presented. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. On adoption, it will require the restatement of all prior period EPS date. The Company will adopt FAS No. 128 in the second quarter of fiscal 1998. At such time, all prior period EPS data will be restated. The Company believes the adoption of FAS No. 128 will not have a material impact on its EPS or EPS trends and comparisons.


NOTE 3 - ASSETS SEGREGATED AND SECURED UNDER COMMODITY EXCHANGE ACT

     Under the Commodity Exchange Act, as amended, Index was required to segregate all balance due to customers in connection with transactions in regulated commodities. In addition, in accordance with CFTC Regulation 30.7, Index was to secure all balances due to U.S. customers for activities in foreign futures or options. Effective July 1, 1996, pursuant to the Sale of Assets, Index transferred all such balances to MINC. Segregated and secured assets included in the consolidated statements of financial condition at June 30, 1996 are as follows:


                                            1997            1996
                                        ------------    ------------

Cash                                     $     -        $   2,009,500
U.S. Government obligations                    -          142,898,700
Deposits with clearing
  organizations                                -           37,464,000
Receivables from clearing
  organizations, net                           -           12,223,000
Receivables from brokers and dealers           -            1,879,000
Warehouse receipts                             -              959,500
                                         -----------     ------------

     Total segregated and
       secured assets                    $     -         $197,433,700
                                         ===========     ============

      Amount required to be
       segregated and secured            $     -         $189,564,200
                                         ===========     ============


NOTE 4 - OTHER SHORT TERM INVESTMENTS

     Other short term investments consist of $44,875,100 of time deposits at June 30, 1997, due at various dates through July, 1997, and $28,856,100 of time deposits at June 30, 1996, due July 1, 1996.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


NOTE 5 - DEPOSITS WITH CLEARING ORGANIZATIONS

     Deposits with clearing organizations, including house and customer funds, at June 30, are as follows:

                                                          1997        1996
                                                       ----------  -----------

U.S. Government obligations                            $      -    $37,961,600
Guarantee deposits                                            -      1,232,300
Stock in exchange clearing organization
  at cost (market value of $1,024,000 in
  1996 and $960,000 in 1995)                                  -        360,000
Cash margins                                                  -      3,934,600
                                                       ----------  -----------

       Total                                           $      -    $43,488,500
                                                       ==========  ===========

NOTE 6 - NOTES PAYABLE

       Notes payable at June 30, consist of the following:

                                                          1997        1996
                                                       ----------  -----------
Principal stockholder,
  interest at prime plus 4%, due:
  January 31, 1998 and January 31, 1997                $      -    $   540,000
  January 31, 1998 and January 31, 1997                       -        400,000

Principal stockholder, interest at prime,
  due January 31, 1998                                    836,600          -

Affiliates and other related parties,
  interest at prime plus 4%, due:
  January 31, 1998 and January 31, 1997                       -      2,000,000
  January 31, 1998 and January 31, 1997                       -      1,800,000
  January 31, 1998 and January 31, 1997                   750,000      750,000
  January 31, 1998 and January 31, 1997                       -        750,000
  January 31, 1998 and January 31, 1997                       -        150,000
                                                       ----------  -----------

       Total                                           $1,586,600  $ 6,390,000
                                                       ==========  ===========

     Interest paid on notes payable during the years ended June 30, 1997, 1996 and 1995 was $634,900, $801,400 and $894,100, respectively, substantially all of which was paid to related parties.

     The weighted average interest rates on short-term borrowings outstanding at June 30, 1997 and 1996 are 10.4% and 11.8%, respectively. Short-term borrowings include notes payable and liabilities subordinated to claims of general creditors. The weighted average interest rate was calculated by dividing interest expense by the related average amount outstanding in June.

     At June 30, 1997, all notes payable mature during the year ended June 30, 1998. In July, 1997, $750,000 of notes payable to affiliate and other related parties were repaid.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     Liabilities subordinated to claims of general creditors were borrowed in accordance with the terms of a revolving subordinated debt line totalling $4,000,000 as of June 30, 1996. The full amount of the borrowing was repaid in August, 1996, and the line was canceled.

     Interest expense on liabilities subordinated to claims of general creditors during the years ended June 30, 1997, 1996, and 1995 was $38,100, $352,000 and
$234,100, respectively.

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

     Common Stock

     Effective at the close of business November 4, 1994, the Company effected a one-for-four reverse split of its common stock, par value $.001. Each four shares of such common stock were reclassified and changed into one share of common stock having a par value of $.004. Pursuant to the reverse split, the Company is obligated to pay any holder of fractional shares resulting from the reverse split $.05 per share of common stock up to a maximum of $.15 for three shares. At the close of business on November 4, 1994, the outstanding shares of common stock were reduced to approximately 33,624,565 shares from 134,498,260 shares before the reverse split. During the third and fourth quarters of fiscal, 1997, the Company repurchased and retired 2,228,881 shares of its common stock for $328,800. The purchase was done pursuant to a repurchase program which permits the Company to purchase up to 5,000,000 shares of common stock before June 30, 1997. As the result of the repurchase of fractional shares and the repurchase and retirement of shares, there are 31,395,649 shares of common stock outstanding as of June 30, 1997.

     All outstanding share, earnings per share and weighted average information has been restated to reflect the one-for-four reverse split of common stock.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Stock Option Plan

     In March, 1986, the Company adopted an incentive stock option plan reserving 500,000 shares of common stock. In December, 1990, the Company granted options for 410,000 shares at the then market price exercisable through December, 2000. The Company also has granted options other than in accordance with the March 1986 incentive stock option plan.

     In November, 1996, the Board of Directors authorized the issuance of options for 1,250,000 shares of common stock at $.24 per share, terminating June 30, 1998. These options replace those that were originally issued in February, 1994 and terminated upon the former President accepting employment with MINC. All other previously issued options expired upon termination of former employees.

The following summarizes, after restatement for the November 4, 1994 one-for-four reverse stock split, all outstanding options at June 30, 1997.

Shares           Shares           Shares       Shares     Shares
                 Granted  Price  Exercisable   Forfeited  Cancelled   Remaining
                 -------  -----  -----------   ---------  ---------   ---------
December 1990    410,000  $.60         -        390,469     19,531          -

February 1992    125,000  $.25         -        125,000        -            -

May 1992          75,000  $.60         -         75,000        -            -

September 1992   125,000  $.375        -        125,000        -            -

February 1994  1,250,000  $.24         -      1,250,000        -            -

January 1995     250,000  $.125        -        250,000        -            -

November 1996  1,250,000  $.24    1,250,000         -          -      1,250,000
               ----------         ---------    ---------     ------   ---------

    Total      3,485,000          1,250,000    2,215,469     19,531   1,250,000
               =========          =========    =========     ======   =========

NOTE 9 - RELATED PARTY TRANSACTIONS

     A note receivable in the amount of $618,900 arose in connection with advances made by the Company to an affiliated entity. These demand receivables were converted into a demand note bearing interest at 8% and was subsequently changed to the prime rate of interest. The Company earned $51,700, $53,500, and $52,400 of interest income on this note during the years ended June 30, 1997, 1996 and 1995, respectively.

    Before the Sale of Assets, the Company rented from an officer and director, an exchange membership having a market value at June 30, 1996 of approximately $525,000. Rent expense for the years ended June 30, 1997, 1996 and 1995 was $0, $61,500, and $64,000, respectively.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Before the Sale of Assets, certain exchange memberships owned by officers and others, having an aggregate market value of $4,870,000, had been pledged to various exchange clearinghouses or corporations on behalf of the Company and could have been used by them under certain circumstances to fulfill the Company's obligations to those clearinghouses or corporations. These exchange memberships were not included in the Company's consolidated statements of financial condition. The Company in the ordinary course of business, guaranteed certain loans which were secured by exchange memberships owned by an individual who was an officer and director, and by the principal shareholder.

     The Company receives funds, in the form of loans, from its principal shareholder, an affiliated company and, prior to the Sale of Assets, an officer and director of the Company. See Note 6 for the terms and balances at June 30, 1997 and 1996.

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


NOTE 10 - SALE OF BRC ASSETS

     In January, 1993, Brokers Resource Corp. ("BRC"), at the time a wholly-owned subsidiary of Index and until it was dissolved in May, 1996, a wholly-owned subsidiary of the Company, sold the majority of its guaranteed introducing broker business to an unrelated entity in return for a portion of future earnings on such business through January 15, 1995. No gain was recognized at the date of the sale due to the uncertainty of future earnings. During the year ended June 30, 1995, the Company earned $481,900 respectively from the transaction, which is included in commission income. The revenue stream from this transaction ended effective January 15, 1995.


NOTE 11 - INCOME TAXES

     The provision for Federal income taxes for each of the years ended June 30, is as follows:

                           1997        1996        1995
                        ----------  ----------  ----------
   Current              $2,209,300  $  98,200   $1,220,600
   Deferred                 26,200   (272,300)     315,600
                        ----------  ---------   ----------
     Total provision    $2,235,500  $(174,100)  $1,536,200
                        ==========  =========   ==========

  State income tax expense is immaterial for the years ended June 30, 1997, 1996 and 1995.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                                     1997               1996            1995
                                     ----               ----            ----
                                 Amount   %         Amount  %       Amount   %
                             ---------------- ----------------  ----------------
At Federal statutory rate    $2,160,700 34.0% $ (444,400) 34.0  $1,342,300  34.0

Dividends from
  foreign subsidiary             60,000  1.0         -      -          -      -

Amortization of goodwill            -     -      184,300 (14.1)     18,200    .5

Non-taxable translation
  gain                              -     -      (10,600)   .8         -      -

Additional tax due IRS
  for 1987-1989 settlement          -     -       30,300  (2.3)     49,500   1.2

Non-deductible travel
  and entertainment              14,800   .2      18,000  (1.4)      8,600    .2

Non-deductible loss of
  majority-owned subsidiary         -              6,000   (.5)     41,200   1.0

Additional provision for
  current and deferred taxes        -     -       32,500  (2.4)      8,800    .9

Penalties                           -     -          -      -       45,100    .5

Other, net                          -     -        9,800   (.8)     22,500    .6
                             ---------- ----   ---------  -----  ---------  ----

     Net amounts             $2,235,500 35.2% $ (174,100) 13.3  $1,536,200  38.9
                             ========== ====  ==========  ====  ==========  ====

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under this standard, deferred tax is recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                      June 30,   June 30,
                                        1997       1996
                                      ---------  ---------
Deferred income tax assets:
  Bad debt reserve                    $ 61,600   $ 38,600
  Book and tax depreciation
     difference                         54,600    235,800
  Accrued operating expenses           120,800     41,900
  Accrued legal expense                 29,000          -
                                      --------   --------

     Total deferred tax assets        $266,000   $316,300
                                      --------   --------

Deferred income tax liabilities:
  Unrealized gain on U.S.
     Government obligations           $      -   $ (4,500)
  Partnership income                         -    (34,900)
  Prepaid rent                               -     (4,900)
  State and foreign taxes              (19,700)         -
  Other, net                            (3,300)    (2,800)
                                      --------   --------

     Total deferred tax liabilities   $(23,000)  $(47,100)
                                      --------   --------

     Net deferred tax assets          $243,000   $269,200
                                      ========   ========

     No valuation allowance has been provided as management believes deferred tax assets are realizable.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company has two noncancellable leases for office space which expire in the years 1998 and 2002. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

               Year Ending June 30,           Amount
               --------------------          ---------
                1998                       $  443,900
                1999                          350,500
                2000                          362,300
                2001                          374,000
                2002 and thereafter           849,900
                                            ---------

                     Total                 $2,380,600
                                            =========

     Other office space leases the Company had at June 30, 1996 were transferred to MINC effective July 1, 1996, and have not been included in the above amounts.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The Company has entered into employment agreements which expire at varying dates through fiscal 1998 with certain of its employees, providing for aggregate minimum annual payments for the year ending 1998 of approximately $435,000. The Company has also entered into a consulting contract which expires during fiscal 1999, providing for aggregate minimum payments totalling $117,000.

     As a result of the Sale of Assets, if certain conditions occur over the next two years, the Company may be subject to additional severance payments of up to $100,000.

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

     A similar limited indemnification agreement was issued to MINC related to the Sale of Assets. No claims are currently pending. See Note 17.

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

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     As a result of the Sale of Assets, after July 1, 1996, the Company did not maintain open financial contracts at the exchange, nor did it hold any foreign currency forward contracts.

     IFX Ltd. conducts business for its customers in foreign currencies on the spot market in which trades generally settle on the next business day. IFX Ltd. offsets its customer positions to manage its currency risk. It also requires certain customers to post margin deposits. Management believes that with the trades settling the next business day and the margin policy employs, its credit risk is reduced substantially. At June 30, 1997 and 1996, respectively, IFX Ltd. held long foreign currency positions with an aggregate notional value of $2,993,671,900 and $2,101,661,100, respectively and short foreign currency positions with an aggregate notional value of $2,993,109,600 and $2,101,662,400 respectively.

     At June 30, 1997 and 1996, the IFX Ltd. foreign currency business was transacted with several international financial institutions.


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

     On May 16, 1996, Index filed suit in the Circuit Court of Cook County--Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover debit balance of $88,200 (Index Futures Group, Inc. v. Doug Niemann, case no. 96L-5506). On January 14, 1997, Niemann filed a counterclaim for $688,200. The Company believes that the counterclaim is without merit and will defend vigourously.

     In April, 1994, Index without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action filed on September 29, 1992. In a related action, the equity receiver of an alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. Supplemental Plaintiff filed a timely Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit on May 16, 1997. The Seventh Circuit has yet to rule on whether this case may be appealed.

     A former officer of Index whose employment was terminated as a result of the Sale of Assets rejected Index's severance payment offer. The officer has made a demand for $500,000. The Company settled this case in July, 1997 for $75,000.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


NOTE 15 - CAPITAL REQUIREMENTS

     Until December, 1996, Index was subject to the minimum capital requirements adopted and administered by the Commodity Futures Trading Commission ("CFTC") and by certain exchanges of which it was a member. Index has since withdrawn its registration as a futures commission merchant and, as such, is no longer subject to minimum capital requirements.

     IFX Ltd. became a registrant of the Securities and Futures Authority ("SFA") in London during November, 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of June 30, 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $8,976,000, which was $6,040,000 in excess of its requirements.

NOTE 16 - CASH FLOWS

     For purposes of reporting cash flows, cash does not include segregated or secured cash, as defined in the Commodity Exchange Act. Interest paid during the years ended June 30, 1997, 1996 and 1995 amounted to $3,013,600, $4,043,800 and
$3,194,300, respectively. The Company made income tax payments in the amount of $200,000, $1,100,000 and $444,600 during the years ended June 30, 1997, 1996 and
1995, respectively.

NOTE 17 - SALE OF ASSETS

     On May 31, 1996, an agreement was reached to sell, transfer and assign to MINC substantially all of the brokerage accounts maintained by Index, together with all positions, securities and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D.& F. Man Group, plc, a London-based international trading and finance conglomerate. This sale was completed as of July 1, 1996. During 1997, Index ceased being a clearing member at all exchanges, and ceased being a registered futures commission merchant.

     The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. As the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, no gain on the sale was reflected in the financial statements for the year ended June 30, 1996. Rather, income will be recognized as earned over the five and one-half years after the date of the sale. A condition of the sales agreement required the principal shareholder to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price may be allocated to the principal shareholder and recorded by the Company concurrently with its recognition of income as described above. Management has been advised by the principal shareholder that he should not be allocated a portion of the purchase price.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     A net pre-tax, restructuring charge of $1,556,500, related to the sale, was reflected in the income statement for fiscal year 1996. These amounts consisted of the following:

Write-off of remaining goodwill                         $   (488,400)
Accrue employee benefits related to
  terminated and transferred employees                      (643,700)
Revalue of furniture, fixtures and equipment                (373,100)
Accrue lease obligation                                     (154,600)
Accrue legal expenses related to the sale                   (110,000)
Write-off printing stock                                     (97,100)
Reduce bonus accrual, related to terminated
  and transferred employees                                  195,000
Write-off deferred rent for assumed lease                     65,200
Reduce business promotion accruals                            50,200
                                                           ---------

Total restructuring charge in fiscal 1996               $ (1,556,500)
                                                          ==========

     In addition, in conjunction with the sale, the Company issued a limited indemnification agreement to MINC. The agreement covers potential customer claims arising from activity prior to the sale.

     During the year ended June 30, 1997, the Company earned $2,157,900 from the Sale of Assets. Such earnings are included in other revenue in the Statements of Operations.

     Given the Sale of Assets, the Company no longer has a need to own exchange memberships or clearing corporation stock. All memberships and stock owned as of June 30, 1996 were sold during 1997 at a net gain of $737,700.

NOTE 18 - SUBSEQUENT EVENT

     On August 1, 1997, the Company consummated documentation of a transaction, effective as of April 1, 1997, whereby The Park Trust, an affiliate of IFX Ltd.'s two principal salesmen, Graham Wellesley and Lorenzo Naldini, subscribed for slightly less than 50% of the stock of IFX Ltd. The subscription price of $2,448,464 was funded with $100,000 in cash and a subscription payable from The Park Trust for the remaining $2,348,464 of the purchase price. The subscription payable will be funded out of dividends from IFX Ltd. which would otherwise be paid to The Park Trust, as provided in a stockholders agreement among the Company, IFX Ltd. and The Park Trust (the "Agreement"). Following the restructuring of IFX Ltd., the Company owns slightly greater than 50% of IFX Ltd., and is deemed to have a controlling interest.

     The subscription by The Park Trust was effected through a restructuring of IFX Ltd.'s capital. The 2,448,465 ordinary $1.00 par shares, already issued and held by the Company, were redesignated as "A" ordinary $1.00 par shares. In addition the authorized share capital of IFX Ltd. was increased by the creation of 322,829 new "B" ordinary $1.00 par shares and the 2,125,635 unissued ordinary $1.00 par shares were converted into a like number of "B" ordinary $1.00 par shares. The 2,448,464 "B" ordinary $1.00 par shares were then subscribed for by The Park Trust as described above.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Following the subscription by The Park Trust, the Company and The Park Trust are entitled to profit distributions according to their respective ownership percentages, based upon stipulations set forth in the Agreement.

     Prior to the subscription, under their original employment contracts, the three principal salesmen of IFX Ltd., namely Messrs. Wellesley and Naldini, and a third individual whose employment with IFX Ltd. was terminated, who together were primarily responsible for establishing the business of IFX Ltd., were entitled to 50% of the pre-tax profits of IFX Ltd. One-half of such amount was payable quarterly, with the remaining one-half payable at the end of the fiscal year, adjusted for subsequent losses, if any. These salesmen were also entitled to share in up to 50% of any premium, as defined, which might be generated if a change in ownership of IFX Ltd. occurred, depending upon when such a change happened. Since these contracts were entered into, business at the IFX Ltd. has grown substantially, requiring that the Company provide additional capital for regulatory purposes to IFX Ltd.

     In March, 1997, the Company and IFX Ltd. renegotiated the employment contracts of Messrs. Wellesley and Naldini. As a result of this renegotiation, their existing employment contracts were terminated, new ones were executed, and the Company agreed, in principal, to issue shares of IFX Ltd. to The Park Trust at book value. Under the new arrangement, the remaining two principal salesmen receive a modest salary rather than a profit share.

     In settlement of their original employment contracts, Messrs. Wellesley and Naldini have agreed to accept the one-half of profit share which was payable to them quarterly for the first nine months of the fiscal year ending June 30, 1997 ($641,000) less any draws that had been previously taken) and to waive any rights to the one-half profit share ($641,000) which would have otherwise been due to them on June 30, 1997. As IFX Ltd. had been accruing the fiscal year-end one-half profit share which would have been due to Messrs. Wellesley and Naldini on June 30, 1997, it was able to reduce its compensation and related benefits expenses by $641,000 for the quarter ended March 31, 1997 as a result of this settlement. The third salesman who was terminated received full payment in February 1997 for his deferred profit share under the terms of his employment contract.

                                                                     SCHEDULE II

                        IFX CORPORATION AND SUBSIDIARIES
                       Valuation and Qualifying Accounts


                                                     Additions
                                                ---------------------
                                               Charged to
                                               (Benefits   Charged
                                    Balance at  Against)  to Other                       Balance
                                    Beginning  Costs and   Accounts      Deductions      at End of
Description                         of Period  Expenses    (Describe)    (Describe)      Period
-----------                         ---------  ---------   ---------     ----------      ---------
Allowance for douftful accounts

For the year ended June 30, 1997     $409,300  $(119,300)  $149,600(b)   $  (9,600)(a)    $430,000

For the year ended June 30, 1996     $191,900  $ 140,600   $144,800(b)   $ (68,000)(a)    $409,300

For the year ended June 30, 1995     $506,600  $(586,000)  $323,900(b)   $ (52,600)(a)    $191,900



_______________________________

(a)   Uncollected receivables written off.

(b)   Collection of receivables previously written off.