Form 10-Q
period 1997-09-30
IFX CORP
filed 1997-11-12
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________


Commission File # 0-15187


                                IFX CORPORATION
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                      36-3399452
  ---------------------------------                  ------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


    200 West Adams Street, Suite 1500, Chicago, Illinois             60606
  --------------------------------------------------------         ----------
          (Address of principal executive offices)                 (Zip Code)


                                (312) 419-9530
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                Not Applicable
         ------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           X   Yes               No
                         -----             -----


As of the date of this report, the issuer had outstanding 31,395,649 shares of common stock, $.004 par value per share.

                       IFX CORPORATION AND SUBSIDIARIES

                        Part I - Financial Information


Item 1. Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.


                                                                Page
                                                                ----
            Consolidated statements of financial condition
            as of September 30, 1997 and June 30, 1997.            3

            Consolidated statements of operations for the
            three months ended September 30, 1997 and 1996.        4

            Consolidated statements of cash flows for the
            three months ended September 30, 1997 and 1996.        5

            Notes to consolidated financial statements.            6

                       IFX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                    ASSETS
                                                                    September 30,      June 30,
                                                                        1997             1997
                                                                     (Unaudited)      (Audited)
                                                                    -------------   ------------
Cash                                                                $    542,100    $  3,279,300
U.S. Government obligations                                            3,481,600       1,527,100
Other short term investments                                          37,905,000      44,875,100
Receivables:
  Brokers and dealers                                                  3,015,400       2,911,600
                                          September 30,   June 30,
                                              1997          1997
                                          -------------  ----------
  Customers & counterparties               $2,054,800    $1,422,900
  Other                                     1,556,900     1,503,300
  Less - Allowance for doubtful accounts     (430,000)     (430,000)   3,181,700       2,496,200
                                           ----------    ----------
Investments in and advances to affiliated partnerships                    62,200          50,000
Notes receivable                                                         617,200         618,900
Furniture, equipment, and leasehold improvements, net of
  accumulated depreciation and amortization of $192,100
  and $140,300, respectively                                             218,900         269,000
Other assets                                                             521,200         616,000
                                                                     -----------     -----------

          Total                                                    $  49,545,300    $ 56,643,200
                                                                     ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
  Brokers and Dealers                                              $   1,527,000    $  1,068,200
  Customers & counterparties                                          33,333,700      41,284,600
  Affiliates and employees                                                69,900          57,900
Accounts payable and accrued expenses                                  3,335,600       3,406,600
Notes payable                                                            836,600       1,586,600
                                                                     -----------     -----------

          Total                                                       39,102,800      47,403,900
                                                                     -----------     -----------

Minority Interest                                                      1,351,100       1,035,600
                                                                     -----------     -----------
Stockholders' equity:
  Common stock, $.004 par value; 150,000,000 shares authorized,
    31,395,649 shares issued and outstanding respectively                125,600         125,600
  Paid-in capital and retained earnings                                9,011,500       8,123,800
  Cumulative translation adjustment                                      (45,700)        (45,700)
                                                                     -----------     -----------

      Total stockholders' equity                                       9,091,400       8,203,700
                                                                     -----------     -----------

          Total                                                     $ 49,545,300    $ 56,643,200
                                                                     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)

                                                                          Three Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         1997            1996
                                                                         ----            ----
Revenues:
  Commissions                                                       $   112,800     $    61,300
  Interest                                                            1,029,500         532,600
  Trading gains, net                                                  2,071,800         957,400
  Earn-out from Sale of Assets                                          785,500         375,500
  Other                                                                    -            658,200
                                                                     ----------      ----------

          Total revenues                                              3,999,600       2,585,000
                                                                     ----------      ----------

Expenses:
  Commission, floor brokerage and clearing costs                        171,200          54,900
  Compensation and related benefits                                     626,300         927,900
  Communications                                                        198,600         174,200
  Interest                                                              687,200         474,900
  Rent and other occupancy costs                                        178,300         152,200
  Business promotion                                                    120,100          87,500
  Professional and consulting fees                                      245,600         155,100
  Depreciation                                                           51,800          22,000
  Other                                                                 151,100         118,700
                                                                     ----------      ----------

          Total expenses                                              2,430,200       2,167,400
                                                                     ----------      ----------

Income before income taxes and minority interest                      1,569,400         417,600
Income tax expense                                                      366,300         152,200
                                                                     ----------      ----------

Net income before minority interest                                   1,203,100         265,400

Minority interest                                                       315,500              -
                                                                     ----------      ----------

Net income                                                              887,600         265,400

Assumed cumulative dividend on Class A preferred stock                      -           (10,000)
                                                                     ----------      ----------

Net income applicable to common stock                               $   887,600     $   255,400
                                                                     ==========      ==========
Primary earnings per common share:

  Net income                                                        $       .03     $       .01
                                                                     ==========      ==========
  Weighted average number of common shares outstanding               31,395,649      33,624,530
                                                                     ==========      ==========
Fully diluted earnings per common share:

  Net income                                                        $       .03     $       .01
                                                                     ==========      ==========
  Weighted average number of common shares outstanding               31,395,649      33,624,530
                                                                     ==========      ==========

       The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                          Three Months Ended
                                                                              September 30,
                                                                       ------------------------
                                                                          1997           1996
                                                                          ----           ----
Cash Flows From Operating Activities:
    Net income (loss)                                               $    887,600    $   265,400
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                         51,800         22,000
    Deferred taxes                                                        (6,000)        (9,800)
    Doubtful accounts expense (benefit)                                      -          (56,500)
    Loss on the sale of exchange memberships                                 -           22,300
    Gain on sale of clearing corporation stock                               -         (664,000)
    Equity in net gain of affiliated partnership                         (12,200)           -
Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                            -        2,140,900
    U.S. Government obligations                                       (1,954,500)   139,343,000
    Other short term investments                                       6,970,100     12,692,300
    Deposits with clearing organizations                                     -       40,895,400
    Warehouse receipts                                                       -          959,500
    Receivables                                                         (750,900)    11,903,400
    Other assets                                                         100,900        285,200
    Payables                                                          (7,518,500)  (201,140,800)
    Accounts payable and accrued expenses                                (71,000)    (2,064,300)
                                                                      ----------    -----------

     Cash provided by (used in) operating activities                  (2,302,700)     4,594,000
                                                                      ----------    -----------

Cash Flows From Investing Activities:
  Decrease in notes receivable                                             1,700          2,100
  Purchase of furniture, equipment and leasehold
    improvements                                                          (1,700)       (43,900)
  Proceeds from the sale of exchange memberships                             -           16,000
  Proceeds from the sale of clearing corporation stock                       -        1,024,000
  Proceeds from the sale of furniture and equipment                          -           79,600
                                                                      ----------    -----------

    Cash provided by (used in) investing activities                          -        1,077,800
                                                                      ----------    -----------

Cash Flows From Financing Activities:
  Repayment of notes payable                                            (750,000)      (900,000)
  Repayment of liabilities subordinated to
    claims of general creditors                                              -       (4,000,000)
  Minority interest                                                      315,500            -
                                                                      ----------    -----------
    Cash provided by (used in) financing activities                     (434,500)    (4,900,000)
                                                                      ----------    -----------

Effect of exchange rate changes on cash                                      -          (31,200)

Increase (decrease) in cash                                           (2,737,200)       740,600

Cash, beginning of period                                              3,279,300      1,587,300
                                                                      ----------    -----------

Cash, end of period                                                  $   542,100   $  2,327,900
                                                                      ==========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Basis of Presentation

     The consolidated financial statements include the accounts of IFX Corporation (formerly Jack Carl/312-Futures, Inc.) and Subsidiaries, (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. Until July 1, 1996, the Company engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of Jack Carl/312-Futures, Inc. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. As a condition of the Sale of Assets, Index changed its name to FX Chicago, Inc. IFX, Ltd. (formerly Index FX, Ltd.), a British corporation and a majority owned subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1997.

Commitments and Contingencies

     Litigation-

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

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


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

        A former officer of Index whose employment was terminated as a result of the Sale of Assets rejected Index's severance payment offer. The officer had made a demand for $500,000. The Company settled this case in July, 1997 for $75,000.

        Other-

        In connection with the Sale of Assets, if certain conditions occur over the next year, the Company may be subject to additional severance payments of up to $100,000.

        The Company has also entered into a consulting contract, which expires during fiscal 1999, providing for aggregate minimum payments of $97,500.

        The Company had quaranteed performance under the Commodity Exchange Act of certain introducing brokers with respect to their customer accounts. In connection with the Sale of Assets, these introducing broker quarantees were terminated or transferred to MINC effective July 1, 1996.

        Index issued a limited indemnification agreement to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale.

Sale of Assets

        The purchase price payable by MINC in connection with the Sale of Assets is based on a percentage of the net income, as defined in the Sales Agreement, of the transferred activities during the sixty-six month period following the sale. During the three months ended September 30, 1997 and 1996, the Company, as its percentage of net income from the Sale of Assets, earned $781,800 and $375,500 respectively from the Sale of Assets. Such earnings are included in other revenue in the Statements of Operations.

Capital Requirements

        IFX Ltd. became a registrant of the British Securities and Futures Authority ("SFA") in November, 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of September 30, 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $6,857,000, which was $3,813,000, in excess of its requirements.

                       IFX CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended September 30, 1997.

     IFX Corporation (formerly Jack Carl/312-Futures, Inc.), (which when consolidated with its subsidiaries is henceforth referred to as the "Company") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), until July 1, 1996, the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index no longer acts as a futures commission merchant. It immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. As a condition of the Sale of Assets, Index changed its name to FX Chicago Inc. Operations at FX Chicago Inc. are currently limited to activity relating to the net income derived from the Sale of Assets. IFX Ltd. (formerly Index FX, Ltd.), a British corporation and a majority-owned subsidiary of IFX Corporation continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996.


Financial Condition

     The Company's cash and short-term investment portfolio totaled $41,928,700 at September 30, 1997. Included in this amount is $31,500,000 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

     As a registrant of the SFA, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of September 30, 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $6,857,000, which was $3,813,000 in excess of its requirements.

     For the three months ended September 30, 1997, cash used in operations was $2,302,700 compared to cash provided by operations of $4,594,000 for the same period in fiscal 1996. The majority of cash used in operations is related to payments of customer funds made to customers of IFX Ltd. In addition, $750,000 of notes payable were repaid during the quarter ended September 30, 1997.

     As of September 30, 1997, the Company had $836,600 of notes payable to its principal stockholder. Stockholders' equity at September 30, 1997 was $9,091,400.

     Management believes existing cash and short-term investments together with operating cash flows, access to equity capital, and borrowing capacity, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

IFX CORPORATION AND SUBSIDIARIES


Results of Operations

     IFX Ltd., the Company's London-based operation, continues to grow. IFX Ltd.'s target customer base is beginning to recognize it as an effective and efficient alternative to the larger money center banks. In addition, the Company's earnings from the Sale of Assets continue to increase as MINC generates more and more business from the brokerage accounts it purchased from Index. As such, revenues of the Company are increasing at a much greater rate than are the expenses.

     Revenues were $3,999,600 in the first quarter of fiscal 1998, an increase of 55% from the first quarter of fiscal 1997.

     Trading gains increased by $1,114,400 during the quarter ended September 30, 1997, compared to the same period a year ago. The primary component in trading gains in fiscal 1997 is the revenue from IFX Ltd.

     Revenues from the Sale of Assets increased by $410,000 during the quarter ended September 30, 1997, compared to the same period a year ago. Reported revenue from the Sale of Assets during the first quarter of fiscal 1997 was subsequently adjusted and increased by $168,800 by MINC. These additional earnings were received and recorded by the Company during the third and fourth quarters of fiscal 1997, as per the Sale of Assets Agreement. As noted above, the Company's earnings from the Sale of Assets continue to increase as MINC generates more and more business from the brokerage accounts it purchased from Index.

     Other revenue decreased $658,200 during the quarter ended September 30, 1997, compared to same period a year ago. Included in other revenue for the quarter ended September 30, 1996 was a net gain of $641,700 on the sale of clearing corporation stock and exchange memberships.

     Total expenses were $2,430,200 in the first quarter of fiscal 1998, a decrease of 12% from the first quarter of fiscal 1997. The decrease in expenses as resulting from the Sale of Assets has been offset somewhat by the increasing expenses from the expanding operations of IFX Ltd.

     As a result of the aforementioned revenues and expenses, net income for the quarter ended September 30, 1997 is $887,600 or $.03 per share compared to a net income of $255,400 or $.01 per share for the same period a year ago.

     The Board of Directors is exploring various business opportunities for the Company now that FX Chicago Inc. no longer acts as a futures commission merchant, and as a result has capital available for investments.

Item 1.         Legal Proceedings

See Notes to Financial Statements.


Item 6. Exhibits and Reports on Form 8-K

        (A)     Exhibits

                11.1     Computation of Earnings per Common Share

                27       Financial Data Schedule (EDGAR only)

        (B)     REPORTS ON FORM 8-K

                During the fourth quarter the Company filed the following report on Form 8-K:

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



                                                    IFX CORPORATION
                                               ------------------------
                                                     (Registrant)



Dated: November 12, 1997                   By: /s/ CHRISTINA S. DONKA
                                               ------------------------
                                               Christina S. Donka
                                               Chief Financial Officer