Form 10-Q
period 1997-12-31
IFX CORP
filed 1998-02-09
CIK 792861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File # 0-15187

                                IFX CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                              36-3399452
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


200 West Adams Street, Suite 1500, Chicago, Illinois                   60606
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (312) 419-9530
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

                          X   Yes           No
                         ___            ___

As of the date of this report, the issuer had outstanding 31,395,649 shares of common stock, $.004 par value per share.

                       IFX CORPORATION AND SUBSIDIARIES



                        Part I - Financial Information



Item 1.  Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this report.


                                                            Page
                                                            ----

       Consolidated statements of financial condition
       as of December 31, 1997 and June 30, 1997.             3

       Consolidated statements of operations for the
       three months and six months ended December 31,
       1997 and 1996.                                         4

       Consolidated statements of cash flows for the
       six months ended December 31, 1997 and 1996.           6

       Notes to consolidated financial statements.            7

                       IFX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                    ASSETS

                                                                                        December 31,     June 30,
                                                                                           1997           1997
                                                                                       -------------  -------------
                                                                                        (Unaudited)     (Audited)

Cash                                                                                    $    94,100    $ 3,279,300
U.S. Government obligations                                                               4,716,900      1,527,100
other short term investments                                                             35,384,400     44,875,100
Receivables:
 Brokers and dealers                                                                      2,314,100      2,911,600
                                                            December 31,  June 30,
                                                                1997        1996
                                                            ----------   ----------
 Customers & counterparties                                 $  644,500   $1,422,900
 Other                                                       1,756,600    1,503,300
 Less - Allowance for doubtful accounts                       (399,900)    (430,000)      2,001,200      2,496,200
                                                            ----------   ----------

Investments in and advances to affiliated partnerships                                       67,900         50,000
Notes receivable                                                                            820,400        618,900
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $219,700
 and $140,300, respectively                                                                 186,900        269,000
Other assets                                                                                527,600        616,000
                                                                                        -----------    -----------

  Total                                                                                 $46,113,500    $56,643,200
                                                                                        ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Payables:
  Brokers and Dealers                                                                   $   137,900    $ 1,068,200
  Customers & counterparties                                                             30,685,400     41,284,600
  Affiliates and employees                                                                   41,100         57,900
Accounts payable and accrued expenses                                                     3,033,800      3,406,600
Notes payable                                                                               836,600      1,586,600
                                                                                        -----------    -----------

          Total                                                                          34,734,800     47,403,900
                                                                                        -----------    -----------

Minority Interest                                                                         1,513,900      1,035,600
                                                                                        -----------    -----------

Stockholders' equity:
Common stock, $.004 par value; 150,000,000 shares authorized,
    31,395,649 shares issued and outstanding respectively                                   125,600        125,600
  Paid-in capital and retained earnings                                                   9,784,900      8,123,800
  Cumulative translation adjustment                                                         (45,700)       (45,700)
                                                                                        -----------    -----------

      Total stockholders' equity                                                          9,864,800      8,203,700
                                                                                        -----------    -----------

         Total                                                                          $46,113,500    $56,643,200
                                                                                        ===========    ===========

                The accompanying notes are an integral part of the consolidated financial statements.


                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                          -------------------------
                                                             1997          1996
                                                             ----          ----
Revenues:
  Commissions                                             $   319,200  $    71,500
  Interest                                                    686,300      669,200
  Trading gains, net                                        1,472,900    1,872,600
  Earn-out from Sale of Assets                              1,148,800      340,900
  Other                                                        10,400      274,000
                                                          -----------  -----------

          Total revenues                                    3,637,600    3,228,200
                                                          -----------  -----------

Expenses:
  Commission, floor brokerage and clearing costs              192,500      153,100
  Compensation and related benefits                           475,000    1,104,300
  Communications                                              180,100      180,700
  Interest                                                    424,600      595,600
  Rent and other occupancy costs                              215,000       80,700
  Business promotion                                           98,300       93,200
  Professional and consulting fees                            256,900      157,300
  Depreciation                                                 45,300       25,200
  Other                                                       154,900      332,400
                                                          -----------  -----------

          Total expenses                                    2,042,600    2,722,500
                                                          -----------  -----------

Income before income taxes and minority interest            1,595,000      505,700
Income tax expense                                            598,800      158,400
                                                          -----------  -----------

Net income before minority interest                           996,200      347,300

Minority interest                                             222,800            -
                                                          -----------  -----------

Net income                                                    773,400      347,300
Assumed cumulative dividend on Class A preferred stock              -      (10,000)
                                                          -----------  -----------

Net income applicable to common stock                     $   773,400  $   337,300
                                                          ===========  ===========
Primary earnings per common share:

  Net income                                              $       .02  $       .01
                                                          ===========  ===========
  Weighted average number of common shares outstanding     31,395,649   33,624,530
                                                          ===========  ===========
Fully diluted earnings per common share:

  Net income                                              $       .02  $      $.01
                                                          ===========  ===========
  Weighted average number of common shares outstanding     31,395,649   33,624,530
                                                          ===========  ===========





The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                          -------------------------
                                                             1997          1996
                                                             ----          ----
Revenues:
  Commissions                                             $   432,100  $   132,800
  Interest                                                  1,715,800    1,201,800
  Trading gains, net                                        3,544,700    2,830,000
  Earn-out from Sale of Assets                              1,934,300      716,400
  Other                                                        10,400      932,100
                                                          -----------  -----------

          Total revenues                                    7,637,300    5,813,100
                                                          -----------  -----------

Expenses:
  Commission, floor brokerage and clearing costs              363,700      208,000
  Compensation and related benefits                         1,101,300    2,032,200
  Communications                                              378,700      354,900
  Interest                                                  1,111,800    1,070,500
  Rent and other occupancy costs                              393,300      232,900
  Business promotion                                          218,400      180,700
  Professional and consulting fees                            502,500      312,400
  Depreciation                                                 97,100       47,200
  Other                                                       306,000      451,000
                                                          -----------  -----------

          Total expenses                                    4,472,800    4,889,800
                                                          -----------  -----------

Income before income taxes and minority interest            3,164,500      923,300
Income tax expense                                            965,100      310,600
                                                          -----------  -----------

Net income before minority interest                         2,199,400      612,700

Minority interest                                             538,300            -
                                                          -----------  -----------

Net income                                                  1,661,100      612,700

Assumed cumulative dividend on Class A preferred stock              -      (20,000)
                                                          -----------  -----------

Net income applicable to common stock                     $ 1,661,100  $   592,700
                                                          ===========  ===========
Primary earnings per common share:

  Net income                                              $       .05  $       .02
                                                          ===========  ===========
  Weighted average number of common shares outstanding     31,395,649   33,624,530
                                                          ===========  ===========
Fully diluted earnings per common share:

  Net income                                              $       .05  $       .02
                                                          ===========  ===========
  Weighted average number of common shares outstanding     31,395,649   33,624,530
                                                          ===========  ===========





The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                                        Six Months Ended
                                                                          December 31,
                                                                --------------------------------
                                                                     1997                1996
                                                                     ----                ----
Cash Flows From Operating Activities:
    Net income                                                    $ 1,661,100       $    612,700
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation                                                       97,100             47,200
    Deferred taxes                                                     (6,000)             7,600
    Doubtful accounts expense (benefit)                               (30,100)             6,500
    Equity in net gain of affiliated partnerships                     (17,900)                 -
    Gain on sale of exchange membership                                     -           (234,900)
    Loss on the sale of exchange memberships                                -             22,300
    Writedown of exchange membership                                        -            180,100
    Gain on the sale of clearing corporation stock                          -           (664,000)
Changes in:
    Cash segregated or secured under
      Commodity exchange act, net                                           -          1,953,200
    U.S. government obligations                                    (3,189,800)       140,141,000
    Other short term investments                                    9,490,700         (7,563,200)
    Deposits with clearing organizations                                    -         40,911,700
    Warehouse receipts                                                      -            959,500
    Receivables                                                     1,122,600         11,463,900
    Other assets                                                       94,500            353,800
    Payables                                                      (11,546,400)      (181,285,200)
    Accounts payable and accrued expenses                            (372,800)        (2,119,000)
                                                                  -----------       ------------

    Cash provided by (used in) operating activities                (2,697,000)         4,793,200
                                                                  -----------       ------------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnership, net                -                  -
  Increase in notes receivable                                       (201,500)                 -
  Decrease in notes receivable                                              -              4,100
  Purchase of furniture, equipment and leasehold
    improvements                                                      (15,000)           (63,100)
  Proceeds from the sale of exchange memberships                            -            466,000
  Proceeds from the sale of clearing corporation stock                      -          1,024,000
  Proceeds from the sale of furniture and equipment                         -            115,900
                                                                  -----------       ------------

    Cash provided by (used in) investing activities                  (216,500)         1,546,900
                                                                  -----------       ------------

Cash Flows From Financing Activities:
  Repayment of notes payable                                         (750,000)          (900,000)
  Repayment of liabilities subordinated to
    claims of general creditors                                             -         (4,000,000)
  Minority interest                                                   478,300                  -
                                                                  -----------       ------------

    Cash provided by (used in) financing activities                  (271,700)        (4,900,000)
                                                                  -----------       ------------

Effect of exchange rate changes on cash                                     -            (31,200)
                                                                  -----------       ------------

Increase (decrease) in cash                                        (3,185,200)         1,408,900

Cash, beginning of period                                           3,279,300          1,587,300
                                                                  -----------       ------------

Cash, end of period                                               $    94,100       $  2,996,200
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

     On November 24, 1997, the trustee of a pension plan filed a Demand for Arbitration with the National Futures Association against Index and several other respondents, including an introducing broker guaranteed by Index, alleging breach of fiduciary duty, churning, misrepresentation, failure to supervise, breach of contract, aiding and abetting, and violation of ERISA. Claimant seeks actual damages of $141,000 and punitive damages of approximately $460,000. The Company believes the claim is without merit and will defend vigorously.

     On May 16, 1996, Index filed suit in the Circuit Court of Cook County--Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover debit balance of $88,200 (Index Futures Group, Inc. v. Doug Niemann, case no. 96L-5506). On January 14, 1997, Niemann filed a

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


counterclaim for $688,200. The Company believes that the counterclaim is without merit and will defend vigorously.

     In April, 1994, Index without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action filed on September 29, 1992. In a related action, the equity receiver of an alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. On December 4, 1997, the Court of Appeals affirmed the district judge's dismissal of all claims against Index. On January 13, 1998, the Court of Appeals denied the Supplemental Plaintiffs' request for a rehearing of its appeal.

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

     The Company has also entered into a consulting contract which expires during fiscal 1999, providing for aggregate minimum payments of $65,000 remaining as of December 31, 1997.

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

Stockholders' Equity
--------------------

     The Company effected a one-for-five reverse split of its common stock, par value .004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock were reclassified and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's Common Stock were reduced to approximately 6,279,130 shares from 31,395,649 shares outstanding before the split.

     Any holder of fractional shares resulting from this reverse split will be paid an amount equal to the mean between the bid and the offer prices for the Company's Common Stock on the NASDAQ SmallCap market on the Effective Date multiplied by the amount of the fractional shares. The one-for-five reverse

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


split also resulted in certain shareholders owning "odd lots," that is, less than one hundred shares of Common Stock. In order to reduce the disproportionately high costs to the Company of servicing numbers of such shareholder accounts, and to enable those shareholders to dispose of their securities without incurring the brokerage fees that normally attend odd-lot transactions, the Company has offered to purchase from its shareholders all odd lots (i.e., less one hundred shares) for an amount based upon the number of odd-lot shares multiplied by the mean between the bid and offer prices on the date of purchase, without commissions. The Company will maintain its offer to repurchase such odd-lots until February 26, 1998, forty-five days immediately following the Effective Date.

Sale of Assets
--------------

     The purchase price payable by MINC in connection with the Sale of Assets is based on a percentage of the net income, as defined in the Sales Agreement, of the transferred activities during the sixty-six month period following the sale. During the three months and six months ended December 31, 1997, the Company earned $1,148,800 and $1,934,300, respectively from the Sale of Assets.

Capital Requirements
--------------------

     IFX Ltd. became a registrant of the British Securities and Futures Authority ("SFA") during November, 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of December 31, 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $6,778,000, which was $2,043,000, in excess of its requirements.

Notes Payable - Subsequent Event
--------------------------------

     During February, 1998, the Company repaid $836,600 of notes payable outstanding to its principle shareholder.

                       IFX CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended December 31, 1997.

     IFX Corporation (formerly Jack Carl/312-Futures, Inc.), (which when consolidated with its subsidiaries is henceforth referred to as the "Company") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), until July 1, 1996, the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index no longer acts as a futures commission merchant. It immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. As a condition of the Sale of Assets, Index changed its name to FX Chicago, Inc. Operations at FX Chicago, Inc. are currently limited to activity relating to the net income derived from the Sale of Assets. IFX Ltd. (formerly Index FX, Ltd.), a British corporation and a subsidiary of IFX Corporation continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996.

Financial Condition
-------------------

     The Company's cash and short-term investment portfolio totaled $40,195,400 at December 31, 1997. Included In this amount is $28,364,800 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

     As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of December 31, 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $6,778,000, which was $2,043,000 in excess of its requirements.

     As of December 31, 1997, the Company had $836,600 of notes payable to its principal stockholder. These notes payable were repaid in February, 1998.

     Stockholders' equity at December 31, 1997 was $9,864,800. The Company effected a one-for-five reverse split of its common stock, par value .004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock were reclassified and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's common stock were reduced to approximately 6,279,130 shares from 31,395,649 shares outstanding before the split.

     Any holder of fractional shares resulting from this reverse split will be paid an amount equal to the mean between the bid and the offer prices for the Company's common stock on the NASDAQ SmallCap market on the Effective Date multiplied by the amount of the fractional shares. The one-for-five reverse

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


split also resulted in certain shareholders owning "odd lots," that is, less than one hundred shares of Common Stock. In order to reduce the disproportionately high costs to the Company of servicing numbers of such shareholder accounts, and to enable those shareholders to dispose of their securities without incurring the brokerage fees that normally attend odd-lot transactions, the Company has offered to purchase from its shareholders all odd lots (.i.e., less one hundred shares) for an amount based upon the number of odd-lot shares multiplied by the mean between the bid and offer prices on the date of purchase, without commissions. The Company will maintain its offer to repurchase such odd-lots until February 26, 1998, forty-five days immediately following the Effective Date.

     For the six months ended December 31, 1997, cash used in operations was $2,697,000 compared to cash provided by operations of $4,793,200 for the same period in fiscal 1996. The majority of cash used in operations is related to payments of customer funds made to customers of IFX Ltd. In addition, the Company invests cash not needed for operations at FX Chicago, Inc. in U.S. Government obligations. As of December 31, 1997, the Company held $4,716,900 in U.S. Government obligations.

     Management believes existing cash and short-term investments together with operating cash flows, access to equity capital, and borrowing capacity, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

Results of Operations
---------------------

     IFX Ltd., the Company's London-based operation, continues to grow. IFX Ltd.'s target customer base is beginning to recognize it as an effective and efficient alternative to the larger money center banks. In addition, the Company's earnings from the Sale of Assets continue to increase as MINC generates more and more business from the brokerage accounts it purchased from Index. As such, revenues of the Company are increasing at a much greater rate than are expenses.

     Revenues were $3,637,600 and $7,637,300 during the three and six months ended December 31, 1997, respectively, an increase of 13% and 31%, respectively, from the same periods a year ago. Commission and trading revenues continue to increase as the IFX Ltd. business continues to expand.

     Revenues from the Sale of Assets increased by $807,900 and $1,217,900 during the three and six months ended December 31, 1997, respectively, compared to the same periods a year ago. Reported revenues during previous quarters of fiscal 1997 were subsequently adjusted and increased by $237,100 by MINC. These adjustments are reflected in the earnings from the Sale of Assets for the quarter ended December 31, 1997. The Company's earnings from the Sale of Assets continue to increase as MINC generates more and more business from the brokerage accounts it purchased from Index.

     Other revenue decreased by $263,600 and $921,700 during the three and six months ended December 31, 1997, respectively, compared to the same periods a year ago. Included in other revenue during the quarter and six months ended December 31, 1996 was a net gain of $234,900 and $876,600, respectively, on the sale of exchange memberships and clearing corporation stock.

     Total expenses were $2,042,600 and $4,472,800 in the three months and six months ended December 31, 1997, respectively, representing a decrease of

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


25% and 9% from the same periods a year ago. The decrease in expenses as resulting from the Sale of Assets has been somewhat offset by the increasing expenses from the expanding operations of IFX Ltd.

     As a result of the aforementioned revenues and expenses, net income for the quarter ended December 31, 1997 is $773,400, or $.02 per share, compared to net income of $337,300, or $.01 per share for the same period a year ago.

     Net income for the six months ended December 31, 1997 is $1,661,100, or $.05 per share, compared to net income of $592,700, or $.02 per share for the same period a year ago.

     The Board of Directors is exploring various business opportunities for the Company now that FX Chicago, Inc. no longer acts as a futures commission merchant, and as a result has capital available for investments.

Item 1.   Legal Proceedings

See Notes to Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders

On December 5, 1997, the annual meeting of stockholders of the Company was held. At the meeting, Joel Eidelstein, George Myers, Zalman Lekach and Colleen Ruggio were all reelected as directors of the Company. In addition, at the meeting, a one-for-five reverse split of the Company's Common Stock was authorized and approved and appointment of Arthur Andersen LLP as the independent auditors for the Company for the year ending June 30, 1998 was ratified and approved. The votes for, against and abstaining as to each matter were:


                                           For       Against    Abstaining
                                           ---       -------    ----------
Election of Directors:
     Joel Eidelstein                    21,212,548      --       10,183,101
     George Myers                       21,213,281      --       10,182,268
     Zalman Lekach                      21,211,090      --       10,184,559
     Colleen Ruggio                     21,212,340      --       10,183,309

One-for-Five Reverse Stock Split        20,915,409   387,156     10,093,084

Appointment of Arthur Andersen LLP      20,300,775   815,479     10,279,395


Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          11.1 Computation of earnings per common Share

          27   Financial Data Schedule (EDGAR only)

     (B)  REPORTS ON FORM 8-K


          - No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.


          - On January 8, 1998, the Company filed a report on Form 8-K reporting the implementation of a one-for-five reverse split of the Company's stock, effective January 12, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  IFX CORPORATION
                                            --------------------------
                                                    (Registrant)



Dated: February 9, 1998                  By:  /S/ CHRISTINA S. DONKA
                                              --------------------------
                                                   Christina S. Donka
                                                   Chief Financial Officer