Form 10-Q
period 1998-03-31
IFX CORP
filed 1998-05-11
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________
Commission File # 0-15187
                                IFX CORPORATION
-------------------------------------------------------------------------------
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

                          X   Yes          ____ No
                        -----

As of the date of this report, the issuer had outstanding 6,275,619 shares of common stock, $.02 par value per share.

                        IFX CORPORATION AND SUBSIDIARIES

                         Part I - Financial Information

Item 1.  Financial Statements

  Immediately following this page, the following financial information of the Registrant is filed as part of this Report.

                                                              Page
                                                              ----
   Consolidated statements of financial condition
   as of March 31, 1998 and June 30, 1997.                      3

   Consolidated statements of operations for the
   three months and nine months ended March 31,
   1998 and 1997.                                               4

   Consolidated statements of cash flows for the
   nine months ended March 31, 1998 and 1997.                   6

   Notes to consolidated financial statements.                  8

                       IFX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    ASSETS
                                                                                                     June 30, 1997
                                                                                    March 31, 1998      (restated)
                                                                                    ------------------------------
                                                                                       (Unaudited)     (Audited)

Cash                                                                                   $   546,700     $ 3,279,300
U.S. Government obligations                                                              5,116,800       1,527,100
Other short term investments                                                            32,731,000      44,875,100
Receivables:
 Brokers and dealers                                                                     6,523,100       2,911,600
                                                          March 31,     June 30,
                                                            1998          1997
                                                         ----------   -----------
 Customers & counterparties                              $  714,600   $ 1,422,900
 Other                                                    1,091,800     1,503,300
 Less - Allowance for doubtful accounts                    (422,400)     (430,000)       1,384,000       2,496,200
                                                         ----------   -----------

Investments in and advances to affiliated partnerships                                      71,800          50,000
Notes receivable                                                                           813,400         618,900
Furniture, equipment, and leasehold improvements, net of
 accumulated depreciation and amortization of $258,600
 and $140,300, respectively                                                                174,000         269,000
Other assets                                                                               514,900         616,000
                                                                                       -----------     -----------

        Total                                                                          $47,875,700     $56,643,200
                                                                                       ===========     ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
 Brokers and Dealers                                                                   $   130,800     $ 1,068,200
 Customers & counterparties                                                             33,570,600      41,284,600
 Affiliates and employees                                                                   60,500          57,900
Accounts payable and accrued expenses                                                    1,779,600       3,406,600
Notes payable                                                                                --          1,586,600
                                                                                       -----------     -----------

        Total                                                                           35,541,500      47,403,900
                                                                                       -----------     -----------

Minority Interest                                                                        1,711,800       1,035,600
                                                                                       -----------     -----------

Stockholders' equity:
Common stock, restated for reverse split, $.02 par value;
  150,000,000 shares authorized, 6,275,619 and 6,279,130 shares
  issued and outstanding, respectively                                                     125,500         125,600
Paid-in capital and retained earnings                                                   10,542,600       8,123,800
Cumulative translation adjustment                                                          (45,700)        (45,700)
                                                                                       -----------     -----------

   Total stockholders' equity                                                           10,622,400       8,203,700
                                                                                       -----------     -----------

        Total                                                                          $47,875,700     $56,643,200
                                                                                       ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            1998           1997
                                                                         ----------     -----------
Revenues:
 Commissions                                                             $  403,500     $   28,700
 Interest                                                                   681,300      1,251,100
 Trading gains, net                                                       1,700,500      2,474,500
 Earn-out from Sale of Assets                                               995,800        509,000
 Other                                                                       80,500         26,400
                                                                         ----------     ----------

  Total revenues                                                          3,861,600      4,289,700
                                                                         ----------     ----------

Expenses:
 Commission, floor brokerage and clearing costs                             307,900         46,800
 Compensation and related benefits                                          670,600        901,400
 Communications                                                             158,900        160,700
 Interest                                                                   399,500        955,200
 Rent and other occupancy costs                                             225,500        213,100
 Business promotion                                                         161,100        177,400
 Professional and consulting fees                                           261,400        120,300
 Depreciation                                                                38,900         36,000
 Other                                                                      115,800        156,000
                                                                         ----------     ----------

  Total expenses                                                          2,339,600      2,766,900
                                                                         ----------     ----------

Income before income taxes and minority interest                          1,522,000      1,522,800
Income tax expense                                                          515,400        513,600
                                                                         ----------     ----------

Net income before minority interest                                       1,006,600      1,009,200

Minority interest                                                           241,900              -
                                                                         ----------     ----------

Net income                                                                  764,700      1,009,200

Assumed cumulative dividend on Class A preferred stock                            -         (3,300)
                                                                         ----------     ----------

Net income applicable to common stock                                    $  764,700     $1,005,900
                                                                         ==========     ==========

Primary earnings per common share, restated for reverse split:

 Net income                                                              $      .12     $      .15
                                                                         ==========     ==========
 Weighted average number of common shares outstanding                     6,278,584      6,696,251
                                                                         ==========     ==========
Fully diluted earnings per common share, restated for reverse split:

 Net income                                                              $      .12     $      .15
                                                                         ==========     ==========
 Weighted average number of common shares outstanding                     6,278,584      6,696,251
                                                                         ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                            1998               1997
                                                                         -----------        -----------
Revenues:
  Commissions                                                            $   835,600        $   161,500
  Interest                                                                 2,397,100          2,452,900
  Trading gains, net                                                       5,245,200          5,304,500
  Earn-out from Sale of Assets                                             2,930,100          1,226,300
  Other                                                                       90,900            957,600
                                                                         -----------        -----------
      Total revenues                                                      11,498,900         10,102,800
                                                                         -----------        -----------
Expenses:
  Commission, floor brokerage and clearing costs                             671,600            254,800
  Compensation and related benefits                                        1,771,900          2,933,600
  Communications                                                             537,600            514,200
  Interest                                                                 1,511,300          2,025,800
  Rent and other occupancy costs                                             618,800            446,000
  Business promotion                                                         379,500            359,500
  Professional and consulting fees                                           763,900            432,700
  Depreciation                                                               136,000             83,200
  Other                                                                      421,800            607,000
                                                                         -----------        -----------
      Total expenses                                                       6,812,400          7,656,800
                                                                         -----------        -----------
Income before income taxes and minority interest                           4,686,500          2,446,000
Income tax expense                                                         1,480,500            824,200
                                                                         -----------        -----------
Net income before minority interest                                        3,206,000          1,621,800

Minority interest                                                            780,200                  -
                                                                         -----------        -----------
Net income                                                                 2,425,800          1,621,800

Assumed cumulative dividend on Class A preferred stock                             -            (23,300)
                                                                         -----------        -----------
Net income applicable to common stock                                    $ 2,425,800        $ 1,598,500
                                                                         ===========        ===========
Primary earnings per common share, restated for reverse split:

  Net income                                                             $       .39        $       .24
                                                                         ===========        ===========
  Weighted average number of common shares outstanding                     6,277,627          6,715,494
                                                                         ===========        ===========
Fully diluted earnings per common share, restated for reverse split:

  Net income                                                             $       .39        $       .24
                                                                         ===========        ===========
  Weighted average number of common shares outstanding                     6,277,627          6,715,494
                                                                         ===========        ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                      Nine Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 ------------  --------------
Cash Flows From Operating Activities:
  Net income (loss)                                              $ 2,425,800   $   1,621,800
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                    136,000          83,200
    Deferred taxes                                                    (6,000)          7,600
    Doubtful accounts expense (benefit)                               (7,600)         46,400
    Equity in net (gain) loss of affiliated partnerships              (7,800)              -
    Gain on sale of exchange memberships, net                              -        (221,600)
    Writedown of exchange memberships                                      -         180,100
    Gain on sale of clearing corporation stock                             -        (664,000)
  Changes in:
    Cash segregated or secured under
      Commodity Exchange Act, net                                          -       2,009,500
    U.S. Government obligations                                   (3,589,700)    139,365,200
    Other short term investments                                  12,144,100     (76,871,500)
    Deposits with clearing organizations                                   -      42,456,300
    Warehouse receipts                                                     -         959,500
    Receivables                                                   (2,491,700)      7,336,700
    Other assets                                                     107,100         142,000
    Payables                                                      (8,648,800)   (105,360,000)
    Accounts payable and accrued expenses                         (1,627,000)     (1,559,500)
                                                                 -----------   -------------

      Cash provided by (used in) operating activities             (1,565,600)      9,531,700
                                                                 -----------   -------------

Cash Flows From Investing Activities:
  Investments in and advances to affiliated partnerships, net        (14,000)              -
  Increase in notes receivable                                      (194,500)              -
  Decrease in notes receivable                                             -           1,500
  Purchase of furniture, equipment and leasehold improvements        (41,000)       (185,900)
  Proceeds from the sale of exchange memberships                           -         773,000
  Proceeds from the sale of clearing corporation stock                     -       1,024,000
  Proceeds from the sale of furniture and equipment                        -         116,200
                                                                 -----------   -------------

      Cash provided by (used in) investing activities               (249,500)      1,728,800

Cash Flows From Financing Activities:
  Repayment of notes payable                                      (1,586,600)     (1,840,000)
  Repayment of liabilities subordinated to
    claims of general creditors                                            -      (4,000,000)
  Minority interest                                                  676,200               -
  Repurchase of common stock                                          (7,100)       (127,200)
                                                                 -----------   -------------

      Cash provided by (used in) financing activities               (917,500)     (5,967,200)
                                                                 -----------   -------------

      Effect of exchange rate changes on cash                              -         (31,200)
                                                                 -----------   -------------

Increase (decrease) in cash                                       (2,732,600)      5,262,100

Cash, beginning of period                                          3,279,300       1,587,300
                                                                 -----------   -------------

Cash, end of period                                              $   546,700   $   6,849,400
                                                                 ===========   =============

        The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

     Supplemental Schedule of Non-Cash Investing and Financing Activities

Nine Months Ended March 31, 1998
--------------------------------

None.

Nine Months Ended March 31, 1997
--------------------------------

In January, 1997, notes payable aggregating $4,550,000 due January 31, 1997 were extended to January 31, 1998. $3,800,000 of these notes were repaid during fiscal 1997, and the remaining $750,000 was repaid during September, 1997.

Also in January, 1997, a note payable for $836,600 was issued to the Company's principal stockholder as payment for the redemption of preferred stock and dividends accrued thereon. This note was repaid in February, 1998.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Basis of Presentation
---------------------

  The consolidated financial statements include the accounts of IFX Corporation (formerly Jack Carl/312-Futures, Inc., "JC/312") and Subsidiaries, (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. Until July 1, 1996, the Company engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of JC/312. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. As a condition of the Sale, Index changed its name to FX Chicago, Inc. IFX, Ltd. (formerly Index FX, Ltd.), a British corporation and a majority owned subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority.

  These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1997.

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

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

  On November 24, 1997, the trustee of a pension plan filed a Demand for Arbitration with the National Futures Association against Index and several other respondents, including an introducing broker guaranteed by Index. In the Demand, the trustee alleges breach of fiduciary duty, churning, misrepresentation, failure to supervise, breach of contract, aiding and abetting, and violation of ERISA. Claimant seeks actual damages of $141,000 and punitive damages of $460,000. The Company believes the claim is without merit and will defend vigorously.

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

  The Company has also entered into a consulting contract which expires during fiscal 1999, providing for aggregate minimum payments of $45,500 remaining as of March 31, 1998.

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

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Stockholders' Equity
--------------------

  On January 8, 1998, the Company effected a one-for-five reverse split of its common stock, par value .004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock were reclassified and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's common stock were reduced to 6,279,130 shares from 31,395,649 shares outstanding before the split.

  Any holder of fractional shares resulting from this reverse split will be paid an amount equal to the mean between the bid and the offer prices for the Company's Common Stock on the NASDAQ SmallCap market on the Effective Date multiplied by the amount of the fractional share. The one-for-five reverse split also resulted in certain shareholders owning "odd lots," that is, less than one hundred shares of Common Stock. In order to reduce the disproportionately high costs to the Company of servicing numbers of such shareholder accounts, and to enable those shareholders to dispose of their securities without incurring the brokerage fees that normally attend odd-lot transactions, the Company offered to purchase from its shareholders all odd lots (i.e., less one hundred shares). The purchase amount was based upon the number of odd-lot shares multiplied by the mean between the bid and offer prices on the date of purchase, without commissions. The Company maintained its offer to repurchase such odd lots until February 26, 1998, forty-five days immediately following the Effective Date. As of March 31, 1998, the Company had repurchased approximately 3,500 shares. Outstanding shares of common stock as of March 31, 1998 totaled 6,275,619.

Sale of Assets
--------------

  The purchase price payable by MINC in connection with the Sale of Assets is based on a percentage of the net income, as defined in the Sales Agreement, of the transferred activities during the sixty-six month period following the sale. During the nine months ended March 31, 1998 and 1997, the Company earned $2,930,100 and $1,226,300 respectively from the Sale of Assets.

Capital Requirements
--------------------

  IFX Ltd. became a registrant of the British Securities and Futures Authority ("SFA") during November, 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of March 31, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were $6,972,000, which was $3,513,000, in excess of its requirements.

                       IFX CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended March 31, 1998.

  IFX Corporation (formerly Jack Carl/312-Futures, Inc.), (which when consolidated with its subsidiaries is henceforth referred to as the "Company") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), until July 1, 1996, the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index no longer acts as a futures commission merchant. It immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. As a condition of the Sale, Index changed its name to FX Chicago Inc. Operations at FX Chicago Inc. are currently limited to activity relating to the net income derived from the Sale of Assets. IFX Ltd. (formerly Index FX, Ltd.), a British corporation and a subsidiary of IFX Corporation continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996.

Financial Condition
-------------------

  The Company's cash and short-term investment portfolio totaled $38,394,500 at March 31, 1998. Included in this amount is $29,568,000 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

  As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of March 31, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were $6,972,000, which was $3,513,000 in excess of its requirements.

  During February, 1998, the Company repaid $836,600 of notes payable outstanding to its principal stockholder.

  Stockholders' equity at March 31, 1998 was $10,622,400. The Company effected a one-for-five reverse split of its common stock, par value .004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock were reclassified and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's common stock were reduced to 6,279,130 shares from 31,395,649 shares outstanding before the split.

  Any holder of fractional shares resulting from this reverse split will be paid an amount equal to the mean between the bid and the offer prices for the Company's Common Stock on the NASDAQ SmallCap market on the Effective Date multiplied by the amount of the fractional share. The one-for-five reverse

                       IFX CORPORATION AND SUBSIDIARIES

split also resulted in certain shareholders owning "odd lots," that is, less than one hundred shares of Common Stock. In order to reduce the disproportionately high costs to the Company of servicing numbers of such shareholder accounts, and to enable those shareholders to dispose of their securities without incurring the brokerage fees that normally attend odd-lot transactions, the Company offered to purchase from its shareholders all odd lots (i.e., less one hundred shares). The purchase amount was based upon the number of odd-lot shares multiplied by the mean between the bid and offer prices on the date of purchase, without commissions. The Company maintained its offer to repurchase such odd lots until February 26, 1998, forty-five days immediately following the Effective Date. As of March 31, 1998, the Company had repurchased approximately 3,500 shares. Outstanding shares of common stock as of March 31, 1998 totaled 6,275,619.

  For the nine months ended March 31, 1998, cash used in operations was $1,565,600 compared to cash provided by operations of $9,531,700 for the same period in fiscal 1997. The majority of cash used in operations is related to payments of customer funds made to customers of IFX Ltd. In addition, the Company invests cash not needed for operations at FX Chicago, Inc. in U.S. Government obligations. As of March 31, 1998, the Company held $5,116,800 in U.S. Government obligations.

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

                       IFX CORPORATION AND SUBSIDIARIES

Results of Operations
---------------------

     IFX Ltd., the Company's London-based operation, continues to grow. IFX Ltd.'s target customer base is beginning to recognize it as an effective and efficient alternative to the larger money center banks. In addition, the Company's earnings from the Sale of Assets have continued to increase as MINC generates more and more business from the brokerage accounts it purchased from Index. As such, revenues of the Company are currently increasing at a much greater rate than are expenses. Pursuant to the Sale of Assets agreement, the Company's percentage of earnings from the brokerage accounts will decrease based upon a predetermined schedule as defined in the sales agreement, over the remainder of the original sixty-six month period following the sale. As such, earnings from the Sale of Assets may decrease accordingly.

     Revenues were $3,861,600 and $11,498,900 during the three and nine months ended March 31, 1998, respectively, a decrease of 10% and an increase of 14%, respectively, from the same periods a year ago. Commission revenues continue to increase as the IFX Ltd. business continues to expand. Trading revenues decreased by 31% for the three month period ended March 31, 1998, compared to the same period a year ago, largely as a result of the lack of volatility in the foreign currency market during the period.

     Revenues from the Sale of Assets increased by $486,800 and $1,703,800 during the three and nine months ended March 31, 1998, respectively, compared to the same periods a year ago. Reported revenues during previous quarters of fiscal 1997 were subsequently adjusted and increased by $237,100 by MINC. These adjustments are reflected in the earnings from the Sale of Assets for the quarter ended December 31, 1997. The Company's earnings from the Sale of Assets continue to increase as MINC generates more and more business from the brokerage accounts it purchased from Index.

     Other revenue increased by $54,100 and decreased by $866,700 during the three and nine months ended March 31, 1998, respectively, compared to the same periods a year ago. Included in other revenue during the nine months ended March 31, 1997 was a net gain of $885,600, respectively, on the sale of exchange memberships and clearing corporation stock.

     Total expenses were $2,339,600 and $6,812,400 in the three months and nine months ended March 31, 1998, respectively, representing a decrease of 15% and 11% from the same periods a year ago. The decrease in expenses as resulting from the Sale of Assets has been somewhat offset by the increasing expenses from the expanding operations of IFX Ltd.

     As a result of the aforementioned revenues and expenses, net income for the quarter ended March 31, 1998 is $764,700, or $.12 per share, compared to net income of $1,005,900, or $.15 per share (as restated for the one-for-five reverse split of common stock) for the same period a year ago.

     Net income for the nine months ended March 31, 1998 is $2,425,800, or $.39 per share, compared to net income of $1,598,500, or $.24 per share (as restated for the one-for-five reverse split of common stock) for the same period a year ago.

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


                                               IFX CORPORATION
                                         --------------------------
                                                (Registrant)



Dated:  May 11, 1998                     By:  /S/ CHRISTINA S. DONKA
                                             --------------------------
                                             Christina S. Donka
                                             Chief Financial Officer