Form 10-K405
period 1998-06-30
IFX CORP
filed 1998-09-17
CIK 792861

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATESSECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                          COMMISSION FILE NO. 0-15187

                               ----------------

                                IFX CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3399452
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

         200 WEST ADAMS STREET                          60606
           CHICAGO, ILLINOIS                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 419-9530

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          $.02 PAR VALUE COMMON STOCK

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of August 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,187,000.

  As of August 31, 1998, there were outstanding 6,155,539 shares of the Registrant's common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  As a condition of the Sale of Assets, the Registrant has changed its name to IFX Corporation, and Index has changed its name to FX Chicago Inc. ("FX Chicago").

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

  Currently, the Registrant's primary, majority-owned, operating subsidiary is IFX Ltd. (formerly Index FX, Ltd.), a British corporation. IFX Ltd. continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996.

  Effective July 1, 1996, the Registrant's revenue stream consists of the earnings from the Sale of Assets, as defined in the Sale of Assets agreement, interest on its capital and income from operations of IFX Ltd. During fiscal 1998 and 1997, FX Chicago earned $4,159,600 and $2,157,900 respectively from the Sale of Assets.

 (b) Narrative Description of Business.

  General

  The Registrant is a holding company with its businesses conducted through its wholly-owned subsidiary, FX Chicago, and its majority-owned subsidiary, IFX Ltd.

  Prior to the Sale of Assets, FX Chicago, formerly known as Index, was a futures commission merchant registered with the United States Commodity Futures Trading Commission ("CFTC") and the SFA in the United Kingdom and was a member of the National Futures Association ("NFA"). It was involved in all aspects of brokerage of futures and options on futures contracts. It was a clearing member of the Chicago Mercantile Exchange, the Chicago Board of Trade, the Mid-America Commodity Exchange, the Commodity Exchange, Inc., the New York Mercantile Exchange, the New York Futures Exchange, the New York Cotton Exchange and the Coffee, Sugar & Cocoa Exchange. It provided a full-range of futures brokerage, clearing and back office services for professional, institutional and public commodities traders and, through a subsidiary, IMSI, Inc. (formerly Index Management Services, Inc.), until July 1, 1996 acted as a commodity pool operator. Index, until July 1, 1996, was the clearing agent for other non-clearing futures commission merchants, financial institutions, regional brokerage houses and introducing brokers. Operations at FX Chicago currently relate primarily to the net income derived from the Sale of Assets.

  FX Chicago presently has one wholly-owned subsidiary, IMSI, Inc., which was organized in May, 1986. IMSI was previously registered with the CFTC as a commodity pool operator and was a member of the NFA. IMSI was organized to create and offer to the public, either by itself or in cooperation with others through joint ventures, various commodity futures fund offerings which may be marketed through broker-dealers or through participating regional brokerage houses. As of July 1, 1996, IMSI no longer operates commodity pools. Currently, IMSI, Inc. is a partner with a 50% interest in a trading partnership.

  IFX Ltd. continues to conduct foreign exchange business as a registrant of the British SFA. IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996. The operations of IFX Ltd. are currently the Registrant's primary source of income, other than income from the Sale of Assets.

  While the principal business of IFX Ltd. remains that of a primary market maker in both spot and forward foreign exchange, IFX Ltd. has also now become a recognized market maker for both Chicago Mercantile Exchange ("CME") Currency Exchange for Physical (EFP) transactions and OTC options.

  IFX Ltd. works closely with many U.S. commodity trading advisors, many of whom, for historical reasons, track and trade currency futures contracts, rather than the cash market. Due to the relative illiquidity of the international monetary market of the CME, and the limited trading hours, both the creditworthiness of the CME (assets $42 billion) and the liquidity of the cash market (daily volume of $1,200 billion), make EFP execution through IFX Ltd., an independent market maker, an increasingly practical solution.

  During fiscal 1998, in addition to the above described subsidiaries, the Registrant had one other majority-owned subsidiary, Stark Research, Inc. ("Stark"). In September, 1993, the Registrant purchased a controlling interest in Stark and became the majority shareholder in that company. Stark is an investment research company which publishes monthly and quarterly magazines regarding investments with a primary focus on funds investing in commodities. Stark is in the process of liquidation, and had no activity during fiscal 1998.

  In addition, the Company formed a new wholly owned subsidiary during the past year, IFX/Telcom, Inc. The Company intends to utilize IFX/Telcom, Inc. as its holding company for any internet or telecommunication related ventures into which it may enter (if any). However, at the present time, IFX/Telcom, Inc. has no assets, liabilities, revenues or activity and there can be no assurance that IFX/Telcom, Inc. will enter into any business activities in the future.

  Customers

  The Registrant is a holding company and as such, does not directly have customers. Prior to the Sale of Assets, Index was the Registrant's principal source of revenue and was the Registrant's principal operating subsidiary responsible for commodity and futures related activities for customers. Subsequent to the Sale of Assets, the Registrant's only operating subsidiary with customers is IFX Ltd. IFX is a primary market maker and actively makes competitive 24 hour markets in spot and forward foreign exchange, from the opening of the market in New Zealand at the start of the week, at 8:00 pm London time each Sunday continuously until the close of business in New York, at 10:00 pm London time, each Friday. IFX Ltd.'s customers are primarily non-private, second tier banks, institutions, fund management companies, CTA's and high net worth individuals.

  Marketing

  The Registrant's marketing activities are limited to promoting and maintaining direct contact with IFX Ltd.'s customers. The expense associated with such efforts is reflected in the Registrant's travel and entertainment expenses.

  Competition

  IFX Ltd.'s competitors are primarily the US and European futures commissions merchants which have their own inter-bank foreign exchange desks, as well as a growing number of clearing banks which have margin foreign exchange operations. Competition among firms such as IFX Ltd. is intense and is primarily based upon both price and service. Other institutions offer their customers the same or more services than those provided by IFX Ltd. At the same time, the number of active participants in the foreign exchange market is relatively small when compared to those engaged in futures and securities trading

  Regulation

  In order to maintain its listing on the NASDAQ SmallCap Market the Registrant must satisfy NASDAQ's revised entry and maintenance standards for NASDAQ listed stocks. There is no assurance that the Registrant will be able to maintain eligibility for NASDAQ.

  As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of June 30, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were $7,047,000, which was $4,233,000 in excess of its requirements. The SFA requires all members to meet and maintain specified financial requirements, and maintain segregated accounts for all customers' funds, property and positions, and specified books and records on customer transactions, all of which are open to inspection by the staff of the SFA. Failure to meet its regulatory requirements could subject IFX Ltd. to disciplinary actions including fines, censure, suspension or revocation of registration.

  Employees

  As of August 31, 1998, the Registrant had 39 full and part-time employees working for it, FX Chicago and IFX Ltd. As of June 30, 1997, the Registrant and its subsidiaries had 30 full and part-time employees.

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

    On May 16, 1996, Index filed suit in the Circuit Court of Cook County-- Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover a debit balance of $88,200 (Index Futures, Inc. v Doug Niemann case no. 96L-5506). On January 14, 1997, Niemann filed a counterclaim for $688,200. The Company believes that the counterclaim is without merit and will defend vigorously.

    In April, 1994, Index without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action file on September 29, 1992. In a related action, the equity receiver of an alleged commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. On December 4, 1997, the Court of Appeals affirmed the district judge's dismissal of all claims against Index. On January 13, 1998, the Court of Appeals denied the Supplemental Plaintiffs' request for a rehearing of its appeal.

    Edward Schwarz ("Schwarz"), a former executive of Index whose employment was terminated as a result of the Sale of Assets, had rejected Index's severance payment offer. Schwarz had made a demand for $500,000, alleging age discrimination and breach of an alleged oral partnership agreement. The Registrant settled this case in July, 1997 for $75,000.

    A lawsuit was commenced in Germany against an affiliate of E.D. & F. Man International Inc. ("MINC") by a German citizen seeking damages of Deutschmark 6,403,519.19 (approximately $4,000,000 given the exchange rate as of September 15, 1998). The Complaint arises out of transactions which occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index Futures Group, Inc., prior to the Sale of Assets. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the Sale of Assets agreement, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interest in this matter. As Index AG was an introducing broker of Index, and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. However, as the Company received notice of this suit on September 16, 1998, it does not have information as to the extent of any potential liability under the suit or legal costs required to defend such suit, at the present time.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year ended June 30, 1998, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Registrant's stock is traded on the NASDAQ SmallCap Market.

  Set forth below is the range of high and low, trade prices per share of the common stock in the over-the-counter market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns, or commissions. All previously disclosed data has been restated for the one-for-five reverse split of common stock in January, 1998.

  On August 31, 1998, the closing price per share of common stock, as reported through NASDAQ, in the over-the-counter market was $1.91.

                                                         QUARTER     HIGH   LOW
      TYPE OF SECURITY                                    ENDED      TRADE TRADE
      ----------------                                   --------    ----- -----
      Common Stock......................................  9/30/96    $ .94 $ .47
                                                         12/31/96     1.41   .47
                                                          3/31/97     1.09   .63
                                                          6/30/97     1.25   .78
                                                          9/30/97     1.09   .94
                                                         12/31/97     2.50   .94
                                                          3/31/98     2.63  1.41
                                                          6/30/98     2.94  1.81
                                                          8/31/98(1)  2.25  1.88

--------
(1) Includes the period July 1, 1998 through August 31, 1998.

 Approximate Number of Holders of Securities

  As of August 31, 1998, there were 922 holders of record of the Registrant's common stock. The Registrant believes it has a greater number of shareholders because the Registrant believes that a substantial amount of its common stock is held of record in street name by broker-dealers for their customers.

 Dividends

  The Registrant has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.

ITEM 6--SELECTED FINANCIAL DATA

                         SUMMARY FINANCIAL INFORMATION

  The following table presents summary historical information for the Registrant. This summary information is derived from the audited historical financial statements of the Registrant.

                       HISTORICAL FINANCIAL INFORMATION

                                        IFX CORPORATION AND SUBSIDIARIES
                         ------------------------------------------------------------------
                                            YEAR ENDED JUNE 30, 1998
                         ------------------------------------------------------------------
                            1998         1997          1996          1995          1994
    OPERATING DATA:      -----------  -----------  ------------  ------------  ------------
Revenues................ $15,465,100  $16,549,000  $ 41,134,900  $ 41,658,300  $ 37,565,300
                         ===========  ===========  ============  ============  ============
Income (loss) before
 income taxes and
 minority interest...... $ 6,573,800  $ 6,354,900  $ (1,307,200) $  3,947,800  $    992,300
Income tax expense
 (benefit)..............   2,169,200    2,325,500      (174,100)    1,536,200       406,200
                         -----------  -----------  ------------  ------------  ------------
Income (loss) before
 minority interest......   4,404,600    4,119,400    (1,133,100)    2,411,600       586,100
Minority interest (1)...  (1,037,900)    (935,600)          --            --            --
                         -----------  -----------  ------------  ------------  ------------
  Net income (loss).....   3,366,700    3,183,800    (1,133,100)    2,411,600       586,100
Assumed cumulative
 dividend on Class A
 preferred stock........         --       (23,300)      (40,000)      (40,000)      (40,000)
                         -----------  -----------  ------------  ------------  ------------
Net income (loss)
 applicable to common
 stock.................. $ 3,366,700  $ 3,160,500  $ (1,173,100) $  2,371,600  $    546,100
                         ===========  ===========  ============  ============  ============
Basic earnings (loss)
 share as restated for
 reverse split of common
 stock (2):
  Income (loss) before
   minority interest.... $       .71  $       .62  $       (.17) $        .39  $        .14
                         ===========  ===========  ============  ============  ============
  Net income (loss)..... $       .54  $       .48  $       (.17) $        .39  $        .14
                         ===========  ===========  ============  ============  ============
  Weighted average
   number of shares
   outstanding, as
   restated for reverse
   split of common
   stock................   6,246,545    6,616,893     6,744,236     6,136,105     4,035,122
                         ===========  ===========  ============  ============  ============
Diluted earnings (loss)
 per share as restated
 for reverse split of
 common stock (2):
  Income (loss) before
   minority interest.... $       .71  $       .62  $       (.17) $        .39  $        .14
                         ===========  ===========  ============  ============  ============
  Net income (loss)..... $       .54  $       .48  $       (.17) $        .39  $        .14
                         ===========  ===========  ============  ============  ============
  Weighted average
   number of shares
   outstanding, as
   restated for reverse
   split of common
   stock................   6,246,545    6,616,893     6,744,236     6,136,105     4,035,122
                         ===========  ===========  ============  ============  ============
                                              AS OF JUNE 30, 1998
                         ------------------------------------------------------------------
                            1998         1997          1996          1995          1994
   BALANCE SHEET DATA:   -----------  -----------  ------------  ------------  ------------
Total assets............ $45,353,900  $56,400,200  $239,887,700  $190,932,400  $202,806,200
Notes payable...........         --     1,586,600     6,390,000     6,390,000     7,690,000
Subordinated debt.......         --           --      4,000,000     1,690,000     2,000,000
Stockholders' equity....  11,335,200    8,203,700     6,216,500     7,364,100     3,876,500

--------
(1) Represents minority interest from sale of interest in IFX Ltd., the Registrant's London subsidiary.
(2) Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options and warrants if dilutive. All earnings per share data has been restated for the one-for-five reverse stock split in January, 1998.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1998

  IFX Corporation (formerly Jack Carl / 312-Futures, Inc.) (which when consolidated with its subsidiaries is henceforth referred to as the "Registrant") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), until July 1, 1996, the Registrant's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. In addition, as a condition of the Sale of Assets, Index changed its name to FX Chicago, Inc. IFX Ltd. (formerly Index FX, Ltd.), a British corporation and a majority-owned subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996. The other subsidiaries of IFX Corporation and FX Chicago currently have minimal operations.

 Liquidity and Capital Resources

  The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of short-term investments, which are reflected at market. IFX Ltd.'s role as a market maker in spot and forward foreign exchange markets for customer activities, results in significant levels of customer-related balances on the Company's balance sheet.

  The Company's cash and short-term investment portfolio totaled $36,604,000 at June 30, 1998. Included in this amount is approximately $25,406,000 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

  As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of June 30, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were $7,047,000, which was $4,233,000 in excess of its requirements.

  From time to time the Company has obtained loans from its principal stockholder, affiliates of its principal stockholder and executive officers of the Company. The proceeds of these loans were used for working capital of the Company. (See Notes 4 and 7 of the footnotes to financial statements.) During February, 1998, the Company repaid an $836,600 note payable, which was issued in January, 1997, to its principal stockholder. During September, 1997, the Company repaid a $750,000 note payable, which was issued in January, 1997, to an affiliate of its principal stockholder.

  Stockholders' equity at June 30, 1998 was $11,335,200. The Company effected a one-for-five reverse split of its common stock, par value .004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock were reclassified and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's common stock were reduced to 6,279,130 shares from 31,395,649 shares outstanding before the split. Any holder of fractional shares resulting from this reverse split will be paid an amount equal to the mean between the bid and the offer prices for the Company's Common Stock on the NASDAQ SmallCap market on the Effective Date multiplied by the amount of the fractional share. The one-for-five reverse split also resulted in certain shareholders owning "odd lots," that is, less than one hundred shares of Common Stock. In order to reduce the disproportionately high costs to the Company of servicing numbers of such shareholder accounts, and to enable those shareholders to dispose of their securities without incurring the brokerage fees that normally attend odd-lot transactions, the Company offered to purchase from its shareholders all odd lots (i.e., holdings of less than one hundred shares). The purchase amount was based upon the number of odd-lot shares multiplied by the mean between the bid and offer prices on the date of purchase, without commissions. The Company maintained its offer to repurchase such odd lots until February 26, 1998, forty-five days immediately following the Effective Date. As of June 30, 1998, the Company had repurchased approximately 3,500 shares.

  The Company continues to repurchase and retire shares of its common stock, pursuant to a repurchase program which permits the Company to purchase up to 1,000,000 shares. Pursuant to this program, the Company repurchased and retired 120,070 shares for $228,100 during fiscal 1998.

  In November, 1996, the Board of Directors authorized the issuance of options for 250,000 shares of common stock at $1.20 per share, terminating June 30, 1998. These options replaced those that were originally issued in February, 1994 and terminated upon the former President accepting employment with MINC. In June, 1998, the Company purchased and terminated these options for $200,000.

  As a result of the repurchase of fractional shares and odd-lots, as well as the repurchase and retirement of shares, outstanding shares of common stock as of June 30, 1998 totaled 6,155,539.

  As of June 30, 1998, the Company had outstanding lease commitments of approximately $2,100,000 through the year 2002. The majority of this commitment related to space leased in Chicago. While the Company remains legally committed under terms of the lease, subsequent to June 30, 1998, the Company subleased its' office space in Chicago, through the end of the lease term. The Company has signed a sublease to occupy a much smaller space in Chicago through June 1999, providing for aggregate lease payments of approximately $70,000.

  For the year ended June 30, 1998, cash used in operations was $1,551,400 compared to cash provided by operations of $8,891,800 for the same period in fiscal 1997. The majority of cash provided by or used in operations is related to customer funds from customers of IFX Ltd. Cash flows from operations include the changes in customer funds and customer payables, and will vary depending on the amount of excess customer funds at a given time. In fiscal 1997, the amount of excess customer funds was greater than the excess in 1998, thus contributing to greater cash provided by operations in 1997. In addition, the Company invests cash not needed for operations at FX Chicago, Inc. in short-term investments such as U.S. Government obligations and overnight time deposits. As of June 30, 1998, the Company held $5,311,300 in U.S. short-term investments.

  Management believes existing cash and short-term investments together with operating cash flows, access to equity capital, and borrowing capacity through its principal stockholder, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

 Year 2000

  The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial position or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The majority of the Company's suppliers have indicated that they are in the process of or have already achieved Year 2000 compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

 Results of Operations--Fiscal 1998 Compared to Fiscal 1997

  IFX Ltd., the Company's London-based operation, continues to grow. IFX Ltd.'s target customer base is beginning to recognize it as an effective and efficient alternative to the larger money center banks. In addition, the Company's earnings from the Sale of Assets have continued to increase as MINC generates additional business from the brokerage accounts it purchased from Index, and reduces the costs associated with that business. As such, revenues of the Company are currently increasing at a much greater rate than are expenses. Pursuant to the Sale of Assets agreement, the Company's percentage of earnings from the brokerage accounts will decrease based upon a predetermined schedule as defined in the sales agreement, over the remainder of the original sixty-six month period following the sale. As such, earnings from the Sale of Assets may decrease accordingly.

  Revenues were $15,465,100 during the year ended June 30, 1998, representing a decrease of 7% from the same period a year ago. Commission revenues continue to increase as the IFX Ltd. business continues to expand. Trading revenues decreased by 25% for the year ended June 30, 1998, compared to the same period a year ago, largely as a result of the lack of volatility in the foreign currency market during the year.

  Revenues from the Sale of Assets increased by $2,001,700, or 93%, for the year ended June 30, 1998, compared to the same period a year ago. Reported revenues during previous quarters of fiscal 1997 were subsequently adjusted and increased by $308,000 by MINC. These adjustments are reflected in the earnings from the Sale of Assets for the year ended June 30, 1998. The Company's earnings from the Sale of Assets continue to increase as MINC generates more and more business from the brokerage accounts it purchased from Index.

  Other revenue decreased by $956,700 during the year ended June 30, 1998, compared to the same period a year ago. Included in other revenue during the year ended June 30, 1997 was a net gain of $885,600 on the sale of exchange memberships and clearing corporation stock. No revenues were generated from these sources during 1998.

  Total expenses were $8,891,300 for the year ended June 30, 1998, representing a decrease of 13% from the same period a year ago. The decrease in expenses resulting from the Sale of Assets has been somewhat offset by the increasing expenses from the expanding operations of IFX Ltd. Operating expenses should continue to decrease in fiscal 1999, given the sublease of the office space in Chicago.

  As a result of the aforementioned changes in revenues and expenses, net income for the year ended June 30, 1998 is $3,366,700 or $.54 per share compared to net income of $3,183,800 or $.48 per share for the year ended June 30, 1997.

  The Board of Directors is exploring various business opportunities for the Company now that FX Chicago, Inc. no longer acts as a futures commission merchant, and as a result has capital available for investments. The Company has formed a wholly-owned subsidiary, IFX/Telcom, Inc., in order to explore and/or pursue telecommunications or Internet related projects.

 Results of Operations--Fiscal 1997 Compared to Fiscal 1996

  As a result of the Sale of Assets in July, 1996, FX Chicago (formerly Index) no longer acts as a futures commission merchant. Differences between revenues and expenses for the years ending June 30, 1997 and June 30, 1996 are primarily a result of the Sale of Assets, unless otherwise noted below.

  Revenues were $16,549,000 in fiscal 1997, a decrease of 60% from fiscal 1996. The decrease in revenues resulting from the Sale of Assets has been offset somewhat by the increased revenues from IFX Ltd.

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

  As a result of the aforementioned changes in revenues and expenses, net income for the year ended June 30, 1997 is $3,183,800 or $.48 per share compared to a net loss of $1,133,100 or $.17 per share for the year ended June 30, 1996.

 Forward-Looking Statements

  Statements contained in this Form 10-K regarding the Company's prospective business opportunities, anticipated future results of operations and planned expansion are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements include (i) the Company's belief that it will not incur material costs or operational disruptions as a result of Year 2000 problems that may be resident in its, or its customers' and suppliers' computer information systems, (ii) the expected continued expansion and profitability of IFX Ltd.'s operations, (iii) the amount of future revenues the Company expects to receive from MINC pursuant to the Sale of Assets Agreement, (iv) the amount and nature of planned capital expenditures, (v) the Company's belief that its existing cash, short-term investments, operating cash flows, access to equity capital and borrowing capacity will be sufficient to finance the Company's ongoing operations and future capital expenditures, and (vi) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

  In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause the Company's actual results, performance or achievements to differ materially from those implied by such forward-looking statements: The Company has not determined (and may be unable to determine), with certainty, the magnitude and scope of any Year 2000 problems that may be resident on its, or on its customers' or suppliers' information systems. There can be no assurance that IFX Ltd. can maintain or increase its historic growth rate or profitability. The amount of revenues the Company receives pursuant to the Sale of Assets agreement is dependent upon
(i) the amount of earnings MINC generates from the brokerage accounts it purchased from Index and (ii) the contractual percentage of such earnings to which the Company is entitled, which is set forth in the agreement and decreases over time.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's exposure to market risk is directly related to its role, through IFX Ltd., as a foreign exchange market maker in customer-related transactions. IFX Ltd.'s primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the financial instruments. When IFX Ltd. buys or sells a foreign currency or a financial instrument denominated in a foreign currency, exposure exists from the net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency, IFX Ltd. is exposed to the risk that the exchange rate may move against it. In general, IFX Ltd. offsets it open customer positions, thus substantially reducing its foreign exchange rate risk. IFX Ltd. is also exposed to credit risk. Credit risk arises from the potential inability of market counterparties, such as exchanges and banks, or customers to perform an obligation in accordance with the terms of the contract. IFX Ltd. has established policies and procedures to manage credit risk. A Credit Committee is responsible for approving and reviewing new and existing customer accounts. The Committee is responsible for establishing margin requirements and margin call levels, position limits and trade restrictions (i.e., 1 month forward trading, instrument types, etc.). The Finance Officer is responsible for monitoring all customer accounts on a daily basis to ensure that they are in compliance with the agreed terms of trading. Customer trading positions, equity balances, margin excess amounts, and margin calls are monitored daily. As IFX Ltd. conducts the majority of its business for its customers in foreign currencies on the spot market, its trades generally settle on the next business day. However, if margin calls are necessary and not satisfied in a timely manner, (within 5 days), IFX Ltd. reserves the right to liquidate all or part of the customer's open positions. Management believes that with trades settling the next business day and the margin policies it employs, its credit risk is reduced substantially.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial information, see the financial statements and notes thereto set forth at Item 14 hereof.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its independent public accountants in fiscal 1998 or 1997.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS

  The Directors and Executive Officers of the Registrant as of June 30, 1998 were as follows:

             NAME              AGE                           OFFICE
      ------------------       ---           --------------------------------------
      Joel M. Eidelstein       31            President and Director
      Christina S. Donka       31            Chief Financial Officer and Secretary
      Colleen M. Downes        35            Vice President, Treasurer and Director
      George A. Myers          47            Director
      Zalman Lekach            31            Director

  Joel M. Eidelstein was elected Director and President of the Registrant effective November, 1990 and November, 1996, respectively. Mr. Eidelstein graduated from Brandeis University in May, 1988. Since June, 1988, until immediately prior to the Sale of Assets, he was an independent commodity futures trader and a floor manager with Index.

  Christina S. Donka was the Assistant Chief Financial Officer of the Registrant from November, 1996, until June, 1997, when she became the Chief Financial Officer and Secretary. Prior to joining the Registrant, she was manager in the financial services division of Arthur Andersen LLP. She is a Certified Public Accountant.

  Colleen M. Downes has been an employee at Index since January, 1985. She has been Director and Treasurer of the Registrant since February, 1997. She became Vice President in June, 1998. She is pursuing a bachelor's degree at DePaul University in Chicago, Illinois.

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

ITEM 11--EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation paid by the Registrant as well as the number of stock options earned by the Registrant's President, who is acting in a capacity similar to a chief executive officer. There were no other executive officers of the Company whose compensation for fiscal 1998 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                 YEAR
                                ENDED                 OTHER ANNUAL  ALL OTHER
NAME AND PRINCIPAL POSITION    JUNE 30, SALARY  BONUS COMPENSATION COMPENSATION
---------------------------    -------- ------- ----- ------------ ------------
Joel M. Eidelstein............   1998   $24,000  --       --           --
 President and Director          1997   $16,000  --       --           --
                                 1996   $68,000  --       --           --

 Fiscal 1998 Option Grants

  No options were granted to the Registrant's President during fiscal 1998.

 Fiscal 1998 Option Exercises

  There were no options exercised during fiscal 1998 and the Registrant's President did not hold any options as of June 30, 1998. During June, 1998, the Registrant purchased for 200,000, 250,000 options previously issued to the Registrant's former president which were exercisable at $1.20 per share.

 Compensation of Directors

  Directors are not currently compensated in connection with their duties as directors, but may be reimbursed for expenses incurred by them, in connection with their services as directors.

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of August 31, 1998, certain information regarding the common stock beneficially owned by each present director, the Registrant's President, each person known by the Registrant to own more than five percent of the common stock of the Registrant and all present executive officers and directors as a group:

                                          AMOUNT AND NATURE OF   APPROXIMATE
                     NAME                 BENEFICIAL OWNERSHIP PERCENT OF CLASS
                     ----                 -------------------- ----------------
      Lee S. Casty (1) (2)...............      3,092,891            50.25%
      Burton J. Meyer (3)................        314,212             5.10
      Joel M. Eidelstein.................         25,595              .42*
      George A. Myers....................          1,600              .02*
      All officers and directors as a
       group (5 persons).................         27,195              .44*

--------
*Less than 1%
(1) Mr. Casty may be deemed a parent and promoter of the Registrant as those terms are defined under the Securities Act of 1933, as amended.
(2) c/o French-American Securities, Inc., 200 West Adams Street, Suite 1500, Chicago, Illinois 60606.
(3) Resigned as director and executive officer effective close of business July 1, 1996.

ITEM 13--CERTAIN TRANSACTIONS

  Effective November 30, 1985, Mr. Casty, the principal shareholder, loaned the Registrant $400,000 evidenced by a "satisfactory subordination agreement" approved by the regulatory authorities to which the Registrant was at that time subject. This subordinated loan was due to mature on December 1, 1988. On March 5, 1986, the Registrant amended its Articles of Incorporation to authorize 400,000 shares of Preferred Stock, par value $1.00 per share, 10% cumulative, all of which Preferred Stock was thereupon issued to Mr. Casty in satisfaction of such subordinated loan. The Preferred Stock is redeemable, with cumulative dividends, at the option of the Registrant under certain circumstances. No liability for these dividends had been recorded as dividends are not payable until declared. In 1986, the Articles of Incorporation of the Registrant were amended and the Preferred Stock was redesignated "Class A Preferred Stock." On January 31, 1997, the Registrant redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the cumulative but previously undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Registrant issued to Mr. Casty a promissory note in the amount of $836,600, bearing interest at the prime rate and maturing on January 31, 1998. This note was repaid in February, 1998.

  In January, 1997, The Company repaid all notes payable (other than the note for the redemption of the preferred stock) due to Mr. Casty, which aggregated to $940,000. The Registrant, during the years ended June 30, 1998 and 1997, paid Mr. Casty, approximately $42,900 and $91,100 in interest on such notes payable.

  In January, 1997, all notes payable to French-American Securities, Inc., a company wholly-owned by Mr. Casty, which aggregated to $5,450,000 were extended to January 31, 1998. In June and September, 1997, $4,700,000 and $750,000, respectively, of the notes payable to French-American Securities, Inc. were repaid. The Registrant, during the years ended June 30, 1998 and 1997, paid French-American Securities, Inc. $11,000 and $520,000 in interest on such notes payable.

  A note receivable in the amount of $811,400 arose in connection with advances made by the Company to SRC, Inc. an affiliated entity of Mr. Casty. These demand receivables were converted into a demand note bearing interest at 8% and was subsequently changed to the prime rate of interest. The Company earned $52,400, $51,700, and $53,500 of interest income on this note during the years ended June 30, 1998, 1997 and 1996, respectively.

  In November, 1996, the Board of Directors authorized the issuance of options to Mr. Burt Meyer, the Company's former President, for 250,000 shares of common stock at $1.20 per share, terminating June 30, 1998. These options replaced those that were originally issued in February, 1994 and terminated upon Mr. Meyer's acceptance of employment with MINC. In June, 1998, the Company purchased and terminated these options for $200,000.

  The Company had an employment agreement pursuant to which Philip A. Tanzar served, effective December 31, 1995, as the Registrant's Vice President and General Counsel for a base annual compensation of $138,200 for a term ending December 31, 1996. In the event that the terms of Mr. Tanzar's employment were not extended by the Registrant for reasons other than "good cause," on terms substantially equivalent to the current terms, the Registrant was obligated to pay Mr. Tanzar a severance of $100,000. Effective July 1, 1996 Mr. Tanzar accepted employment at MINC, thereby terminating his employment contract with the Registrant. As an inducement for Mr. Tanzar to accept employment with MINC and as a settlement of his contract, the Registrant has agreed to pay him up to $100,000 as severance if he is terminated by MINC prior to January 1, 1999.

  The Company has guaranteed certain liabilities of a limited partnership to Qwest/LCI, International. The general partner of this limited partnership is an officer of the Company. There is no maximum amount payable under this guarantee. However, the Company does not expect that the potential liability will exceed $100,000 based on the business of the limited partnership.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

  (1) FINANCIAL STATEMENTS:

    The following financial statements are attached to this Form 10-K commencing on page 17.

                                                                            PAGE
                                                                            ----
      Report of Independent Public Accountants............................   17
      Consolidated Statements of Financial Condition as of June 30, 1998
       and 1997...........................................................   18
      Consolidated Statements of Operations for the Years Ended June 30,
       1998, 1997 and 1996................................................   19
      Consolidated Statements of Changes in Stockholders' Equity for the
       Years Ended June 30, 1998, 1997 and 1996...........................   20
      Consolidated Statements of Changes in Liabilities Subordinated to
       Claims of General Creditors for the Years Ended June 30, 1998, 1997
       and 1996...........................................................   21
      Consolidated Statements of Cash Flows for the Years Ended June 30,
       1998, 1997 and 1996................................................   22
      Notes to Consolidated Financial Statements..........................   24

  (2) SCHEDULES

  Schedule II--Valuation and qualifying accounts

  All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

  (3) EXHIBITS

    The following exhibits required by Item 601 of Regulation S-K to be filed herewith are incorporated by reference to previously filed documents:

    EXHIBIT NO.        DESCRIPTION
    -----------        -----------
                THE FOLLOWING EXHIBITS
                ARE HEREBY INCORPORATED
                BY REFERENCE FROM FORM
                10-K FOR THE REGISTRANT
                AS FILED ON SEPTEMBER
                27, 1995 WITH THE SECU-
                RITIES AND EXCHANGE COM-
                MISSION:
    10.38       Employment agreement,
                dated September 14,
                1994, between Jack
                Carl/312-Futures, Inc.
                and Allyson D. Laackman
    10.39       Employment agreement,
                dated July 1, 1995, be-
                tween Jack Carl/312-
                Futures, Inc. and
                Allyson D. Laackman
    10.40       Letter containing terms
                of employment, dated
                January 27, 1995, be-
                tween Index Futures
                Group (UK) Limited and
                Charles Romilly
    10.41       Letter of understanding,
                dated July 1, 1995, be-
                tween Index Futures
                Group, Inc. and Michael
                Moss
                THE FOLLOWING EXHIBITS
                ARE HEREBY INCORPORATED
                BY REFERENCE FROM FORM
                10-K/A FOR THE REGIS-
                TRANT AS FILED ON JANU-
                ARY 14, 1997 WITH THE
                SECURITIES AND EXCHANGE
                COMMISSION:
    10.42       Employment agreement,
                dated December 31, 1995,
                between Jack Carl/312-
                Futures, Inc. and Philip
                A. Tanzar

   EXHIBIT NO.        DESCRIPTION
   -----------        -----------
   10.43       Heads of Agreement,
               dated July 19, 1995 be-
               tween Jack Carl/312-
               Futures, Inc., Simon
               Drabble, Graham
               Wellesley and Lorenzo
               Naldini
   10.44       Service Agreement, dated
               July 19, 1995 between
               Index Forex Limited and
               Simon Drabble, Graham
               Wellesley and Lorenzo
               Naldini
               THE FOLLOWING EXHIBITS
               ARE HEREBY INCORPORATED
               BY REFERENCE FROM FORM
               10-Q FOR THE REGISTRANT
               AS FILED ON MAY 14, 1997
               WITH THE SECURITIES AND
               EXCHANGE COMMISSION:
   10.51       Termination Letter dated
               November 28, 1996 be-
               tween IFX and Simon
               Drabble
   10.52       Terms of Employment
               dated January 1, 1997
               between IFX and Charles
               Romilly
   10.53       Memorandum of Agreement
               dated March 12, 1997 be-
               tween IFX and Lorenzo
               Naldini and Graham
               Wellesley
   10.54       Service Agreement dated
               March 12, 1997 between
               IFX and Graham Wellesley
   10.55       Service Agreement dated
               March 12, 1997 between
               IFX and Lorenzo Naldini
   10.56       Settlement Letter dated
               April 22, 1997 between
               IFX and Lorenzo Naldini
   10.57       Settlement Letter dated
               April 22, 1997 between
               IFX and Graham Wellesley
               THE FOLLOWING EXHIBITS
               ARE HEREBY INCORPORATED
               BY REFERENCE FROM FORM
               8-K FOR THE REGISTRANT
               AS FILED ON AUGUST 1,
               1997 WITH THE SECURITIES
               AND EXCHANGE COMMISSION:
   10.58       Stockholders Agreement
               between IFX Corporation,
               IFX Ltd. and the Park
               Trust
               THE FOLLOWING EXHIBITS
               ARE FILED AS PART OF
               THIS FORM 10-K AS OF
               JUNE 30, 1998:
   11.1        Computation of Earnings
               per Common Share
   21.1        Subsidiaries of the Reg-
                  istrant
   24.1        Power of Attorney (in-
                  cluded on signature
                  page)
   27          Financial Data Schedule
                  (Edgar Version Only)

  (b) REPORTS ON FORM 8-K:

    The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
IFX Corporation
and Subsidiaries:

  We have audited the accompanying consolidated statements of financial condition of IFX Corporation (a Delaware corporation) and subsidiaries ("the Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, changes in liabilities subordinated to claims of general creditors and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IFX Corporation and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
September 16, 1998

                        IFX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             JUNE 30, 1998 AND 1997

                       ASSETS                            1998         1997
                       ------                         -----------  -----------
Cash................................................  $   535,200  $ 3,279,300
U.S. Government obligations.........................    5,311,300    1,527,100
Other short term investments........................   30,757,500   44,875,100
Receivables:
  Brokers and dealers...............................  $ 4,573,100  $ 2,911,600
  Customers.........................................    1,646,800    1,422,900
  Affiliates........................................       54,600          --
  Other.............................................    1,452,600    1,503,300
  Less--Allowance for doubtful accounts.............     (358,900)    (430,000)
                                                      -----------  -----------
                                                        7,368,200    5,407,800
Investments in and advances to affiliated
 partnerships.......................................      134,200       50,000
Notes receivable....................................      811,400      618,900
Furniture, equipment, and leasehold improvements,
 net of accumulated depreciation and amortization of
 $298,800 in 1998 and $2,326,000 in 1997............      143,000      269,000
Other assets........................................      293,100      373,000
                                                      -----------  -----------
    Total...........................................  $45,353,900  $56,400,200
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Payables:
  Brokers and dealers...............................  $   863,100  $ 1,068,200
  Customers and counterparties......................   29,632,900   41,284,600
  Affiliates and employees..........................          --        57,900
Accounts payable and accrued expenses...............    1,601,200    3,163,600
Notes payable.......................................          --     1,586,600
                                                      -----------  -----------
    Total...........................................   32,097,200   47,160,900
                                                      -----------  -----------
Minority Interest...................................    1,921,500    1,035,600
                                                      -----------  -----------
Stockholders' equity:
  Common stock, (restated for reverse-split) $.02
   par value; 150,000,000 shares authorized,
   6,155,539 and 6,279,130 shares issued and
   outstanding in 1998 and 1997, respectively.......      123,100      125,600
Paid-in capital and retained earnings...............   11,212,100    8,078,100
                                                      -----------  -----------
    Total stockholders' equity......................   11,335,200    8,203,700
                                                      -----------  -----------
    Total...........................................  $45,353,900  $56,400,200
                                                      ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                           1998         1997         1996
                                        -----------  -----------  -----------
Revenues:
  Commissions.......................... $ 1,182,400  $   199,200  $30,606,500
  Interest.............................   3,094,100    3,870,100    7,920,800
  Trading gains, net...................   6,875,000    9,211,100    2,411,400
  Earn-out from Sale of Assets.........   4,159,600    2,157,900          --
  Other................................     154,000    1,110,700      196,200
                                        -----------  -----------  -----------
    Total revenues.....................  15,465,100   16,549,000   41,134,900
                                        -----------  -----------  -----------
Expenses:
  Commissions, floor brokerage and
   clearing costs......................     972,100      365,700   16,825,600
  Compensation and related benefits....   2,626,000    3,622,400   10,536,500
  Interest.............................   1,921,000    3,013,600    4,238 900
  Communications.......................     563,300      735,700    2,066,800
  Business promotion...................     455,300      478,600    2,173,900
  Rent and other occupancy costs.......     774,000      629,800    1,546,300
  Professional and consulting fees.....     978,100      624,900      670,400
  Depreciation.........................     176,300      111,800      320,800
  Amortization of goodwill.............         --           --        53,600
  Doubtful accounts expense (benefit)..       2,700     (119,300)     140,600
  Other................................     422,500      730,900    2,312,200
  Restructuring charge, net............         --           --     1,556,500
                                        -----------  -----------  -----------
    Total expenses.....................   8,891,300   10,194,100   42,442,100
                                        -----------  -----------  -----------
Income (loss) before income taxes and
 minority interest.....................   6,573,800    6,354,900   (1,307,200)
Income tax expense (benefit)...........   2,169,200    2,235,500     (174,100)
                                        -----------  -----------  -----------
Net income (loss) before minority
 interest..............................   4,404,600    4,119,400   (1,133,100)
Minority Interest......................  (1,037,900)    (935,600)         --
                                        -----------  -----------  -----------
Net income (loss)......................   3,366,700    3,183,800   (1,133,100)
Assumed cumulative dividend on Class A
 preferred stock ......................         --       (23,300)     (40,000)
                                        -----------  -----------  -----------
Net income (loss) applicable to common
 stock................................. $ 3,366,700  $ 3,160,500  $(1,173,100)
                                        ===========  ===========  ===========
Basic earnings (loss) per share,
 restated for reverse split:
  Net income (loss).................... $       .54  $       .48  $      (.17)
                                        ===========  ===========  ===========
  Weighted average number of shares
   outstanding.........................   6,246,545    6,616,893    6,744,236
Diluted earnings (loss) per share,
 restated for reverse split:
  Net income (loss).................... $       .54  $       .48  $      (.17)
                                        ===========  ===========  ===========
  Weighted average number of shares
   outstanding                            6,246,545    6,616,893    6,744,236
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           CLASS A      COMMON STOCK                   RETAINED
                          PREFERRED  -------------------   PAID-IN     EARNINGS
                            STOCK     SHARES     AMOUNT    CAPITAL     (DEFICIT)      TOTAL
                          ---------  ---------  --------  ----------  -----------  -----------
Balance June 30, 1995...  $400,000   6,724,906  $134,500  $8,395,300  $(1,565,700) $ 7,364,100
Net loss................       --          --        --          --    (1,133,100)  (1,133,100)
Foreign currency
 translation ...........       --          --        --      (14,500)         --       (14,500)
                          --------   ---------  --------  ----------  -----------  -----------
Balance June 30, 1996...  $400,000   6,724,906  $134,500  $8,380,800  $(2,698,800) $ 6,216,500
                          ========   =========  ========  ==========  ===========  ===========
Repurchase of common
 stock..................              (445,776)   (8,900)   (319,900)         --      (328,800)
Retirement of Class A
 Preferred Stock........  (400,000)        --        --          --           --      (400,000)
Repayment of Preferred
 Stock dividends........       --          --        --          --      (436,600)    (436,600)
Net income..............       --          --        --          --     3,183,800    3,183,800
Foreign currency
 translation............       --          --        --      (31,200)         --       (31,200)
                          --------   ---------  --------  ----------  -----------  -----------
Balance June 30, 1997...  $    --    6,279,130  $125,600  $8,029,700  $    48,400  $ 8,203,700
                          ========   =========  ========  ==========  ===========  ===========
Repurchase of fractional
 shares pursuant to one-
 for-five reverse split.       --          (11)      --          --           --           --
Repurchase of common
 stock and odd-lots.....       --     (123,580)   (2,500)   (232,700)         --      (235,200)
Net Income..............       --          --        --          --     3,366,700    3,366,700
                          --------   ---------  --------  ----------  -----------  -----------
Balance June 30, 1998...  $    --    6,155,539  $123,100  $7,797,000  $ 3,415,100  $11,335,200
                          ========   =========  ========  ==========  ===========  ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN LIABILITIES
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

Balance, June 30, 1995............................................. $ 1,690,000
New borrowings.....................................................   4,000,000
Maturities.........................................................  (1,690,000)
                                                                    -----------
Balance, June 30, 1996............................................. $ 4,000,000
Repayments.........................................................  (4,000,000)
                                                                    -----------
Balance, June 30, 1997............................................. $       -0-
                                                                    ===========
Balance, June 30, 1998............................................. $       -0-
                                                                    ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                           1998          1997           1996
                                       ------------  -------------  ------------
Cash Flows From Operating Activities:
  Net income (loss)..................  $  3,366,700  $   3,183,800  $ (1,133,100)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization....       176,300         83,200       374,400
    Deferred taxes...................       179,900        334,500      (272,300)
    Doubtful accounts expense
     (benefit).......................       (71,000)        20,700       140,600
    Equity in net (gain) loss of
     affiliated partnerships.........       (70,200)           --         (6,400)
    Gain on sale of clearing
     corporation stock...............           --        (664,000)          --
    Gain on sale of exchange
     memberships, net................           --         (73,700)          --
    Restructuring charge, net........           --             --      1,556,500
  Changes in:
    Cash segregated or secured under
     Commodity Exchange Act..........           --       2,009,500      (827,800)
    U.S. Government obligations......    (3,784,200)   142,801,700   (61,443,200)
    Other short term investments.....    14,117,600    (16,019,000)  (28,856,100)
    Deposits with clearing
     organizations...................           --      43,128,500    34,542,200
    Warehouse receipts...............           --         959,500       577,700
    Receivables......................    (1,834,600)    11,041,800     6,620,400
    Other assets.....................        79,900        130,000        92,800
    Payables.........................   (11,969,400)  (177,328,800)   48,828,800
    Accounts payable and accrued
     expenses........................    (1,742,300)      (715,900)   (1,699,000)
                                       ------------  -------------  ------------
      Cash provided by (used in)
       operating activities..........    (1,551,400)     8,891,800    (1,504,500)
                                       ------------  -------------  ------------
Cash Flows From Investing Activities:
  (Increase) decrease in investments
   in and advances to affiliated
   partnerships......................       (14,000)       (50,000)       45,500
  Decrease in notes receivable.......      (192,500)         8,300         6,500
  Proceeds from sale of exchange
   memberships.......................           --         855,000           --
  Purchase of furniture, equipment
   and leasehold improvements........       (50,300)      (188,900)     (290,600)
  Proceeds from sale of furniture and
   equipment.........................           --         116,200           --
  Proceeds from sale of clearing
   corporation stock.................           --       1,024,000           --
                                       ------------  -------------  ------------
      Cash provided by (used in)
       investing activities..........      (256,800)     1,764,600      (238,600)
                                       ------------  -------------  ------------
Cash Flows From Financing Activities:
  Increase in short term advance.....           --             --      1,000,000
  Repayment of short term advance....           --             --     (1,000,000)
  Increase in liabilities
   subordinated to claims of general
   creditors.........................           --             --      3,000,000
  Repayment of liabilities
   subordinated to claims of general
   creditors.........................           --      (4,000,000)     (690,000)
  Repayments of notes payable........    (1,586,600)    (5,640,000)          --
  Repurchase of common stock.........      (235,200)      (328,800)          --
  Minority interest..................       885,900      1,035,600           --
                                       ------------  -------------  ------------
      Cash provided by (used in)
       financing activities..........      (935,900)    (8,933,200)    2,310,000
                                       ------------  -------------  ------------
Effect of exchange rate changes on
 cash................................           --         (31,200)      (14,500)
                                       ------------  -------------  ------------
Increase (decrease) in cash..........    (2,744,100)     1,692,000       552,400
Cash, beginning of period............     3,279,300      1,587,300     1,034,900
                                       ------------  -------------  ------------
Cash, end of period..................  $    535,200  $   3,279,300  $  1,587,300
                                       ============  =============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
AND FINANCING ACTIVITIES

 1998

  None.

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

                       IFX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF IFX CORPORATION

  Until July 1, 1996, IFX Corporation ("formerly Jack Carl/312-Futures, Inc."), through its subsidiaries, engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of Jack Carl/312-Futures, Inc. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. As a condition of the Sale, Index changed its name to FX Chicago, Inc. ("FX Chicago"). IFX Ltd., (formerly Index FX, Ltd.), a British corporation and a majority owned subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority. Another subsidiary of IFX Corporation was a registered broker-dealer until it withdrew its registration in April 1997. In addition, the Company formed a new wholly owned subsidiary during the past year, IFX/Telcom, Inc. The Company intends to utilize IFX/Telcom, Inc. as its holding company for any internet or telecommunication related ventures into which it may enter (if any). However, at the present time, IFX/Telcom, Inc. has no assets, liabilities, revenues or activity and there can be no assurance that IFX/Telcom, Inc. will enter into any business activities in the future.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiary, FX Chicago, as well as those of its majority-owned subsidiaries, IFX, Ltd. and Stark Research, Inc. At the present time, IFX/Telcom, Inc. has no assets, liabilities, revenues or activity. All material intercompany accounts and transactions are eliminated in consolidation. Brokers Resource Corp., Index Securities, Inc. and Jack Carl Management and Trading, Inc., all former subsidiaries of IFX Corporation, were dissolved during fiscal 1996 and 1997.

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

  Commission revenues on commodity futures and options transactions and related commission expenses were recorded on a half-turn basis.

 U.S. Government Obligations and other Short-term Investments

  U.S. Government obligations and other short-term investments are valued at market. The change in unrealized appreciation on house and customer funds invested is reflected in interest income.

                        IFX CORPORATION AND SUBSIDIARIES

 Investments in Partnerships

  The investments in partnerships are accounted for on the equity method.

 Furniture, Equipment and Leasehold Improvements

  Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the remaining terms of the leases. See Note 14 for the effect of the Sale of Assets on furniture, equipment and leasehold improvements.

 Goodwill

  Prior to the Sale of Assets, the excess of cost over estimated fair value of net assets acquired was reflected as goodwill and was being amortized over twenty years. Goodwill arose as a result of business combinations which occurred in 1985 and 1986. As a result of the Sale of Assets, the remaining goodwill was written off as of June 30, 1996. See Note 14 for further information.

 Income Taxes

  Deferred income taxes are provided to reflect the tax effects of timing differences between financial and tax reporting. The nature of the timing differences are discussed in Note 8.

 Reclassification

  Certain amounts previously reported have been reclassified to conform to the current method of presentation.

 Earnings per Common Share

  In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings Per Share" (FAS No. 128), which establishes standards for computing and presenting earnings per share ("EPS"). FAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. FAS No. 128 also requires presentation of diluted EPS which is computed similarly to fully diluted EPS previously presented. The adoption of FAS No. 128 did not have a material impact on the Company's EPS or EPS trends and comparisons.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (FAS No. 130). This statement establishes standards for the reporting and display of comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement in fiscal 1999. Adoption will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), which establishes standards for reporting and displaying derivatives and hedging. This statement is effective for all

                       IFX CORPORATION AND SUBSIDIARIES
fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the application of this statement will have a significant impact on the financial position, results of operations or financial statement disclosures of the Company.

NOTE 3--OTHER SHORT-TERM INVESTMENTS

  Other short-term investments consist of $30,757,500 and $44,875,100 of time deposits at June 30, 1998 and 1997, maturing at various dates through July, 1998 and 1997, respectively.

NOTE 4--NOTES PAYABLE

  Notes payable at June 30, consist of the following:

                                                                 1998    1997
                                                                 ---- ----------
      Principal stockholder, interest at prime, due January 31,
       1998....................................................  $--  $  836,600
      Affiliates and other related parties, interest at prime
       plus 4%, due: January 31, 1998..........................   --     750,000
                                                                 ---- ----------
          Total................................................   --  $1,586,600
                                                                 ==== ==========

  The $750,000 note was repaid in September, 1997. The note for $836,600 was repaid in February, 1998.

  Interest paid on notes payable during the years ended June 30, 1998, 1997 and 1996 was $53,900, $634,900 and $801,400, respectively, substantially all of which was paid to related parties.

  The weighted average interest rates on short-term borrowings outstanding at June 30, 1997 was 10.4%. The weighted average interest rate was calculated by dividing interest expense by the related average amount outstanding in June.

NOTE 5--LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

  Liabilities subordinated to claims of general creditors were borrowed in accordance with the terms of a revolving subordinated debt line totaling $4,000,000 as of June 30, 1996. The full amount of the borrowing was repaid in August, 1996, and the line was canceled.

  Interest expense on liabilities subordinated to claims of general creditors during the years ended June 30, 1998, 1997, and 1996 was $0, $38,100, and $352,000 respectively.

NOTE 6--STOCKHOLDERS' EQUITY

 Class A Preferred Stock

  On January 31, 1997, the Company redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock, all of which were owned by its principal stockholder. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the cumulative but previously undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Company issued its principal stockholder a promissory note bearing interest at the prime rate and maturing on January 31, 1998, this note was repaid in February, 1998.

 Common Stock

  On January 8, 1998, the Company effected a one-for-five reverse split of its common stock, par value $.004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock were reclassified

                       IFX CORPORATION AND SUBSIDIARIES
and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's common stock were reduced to 6,279,130 shares from 31,395,649 shares outstanding before the split.

  Any holder of fractional shares resulting from this reverse split will be paid an amount equal to the mean between the bid and the offer prices for the Company's Common Stock on the NASDAQ SmallCap market on the Effective Date multiplied by the amount of the fractional share. The one-for-five reverse split also resulted in certain shareholders owning "odd lots," that is, less than one hundred shares of Common Stock. In order to reduce the disproportionately high costs to the Company of servicing numbers of such shareholder accounts, and to enable those shareholders to dispose of their securities without incurring the brokerage fees that normally attend odd-lot transactions, the Company offered to purchase from its shareholders all odd lots (i.e., holdings of less one hundred shares). The purchase amount was based upon the number of odd-lot shares multiplied by the mean between the bid and offer prices on the date of purchase, without commissions. The Company maintained its offer to repurchase such odd lots until February 26, 1998, forty-five days immediately following the Effective Date. As a result of the odd-lot offer, the Company repurchased approximately 3,500 shares.

  The Company continues to repurchase and retire shares of its common stock, pursuant to a repurchase program which permits the Company to purchase up to 1,000,000 shares. Pursuant to this program, the Company repurchased and retired 120,070 shares for $228,100 during fiscal 1998. During fiscal 1997, the Company repurchased and retired 445,776 shares (as adjusted for the one-for-five reverse split) for $328,800.

  As a result of the repurchase of fractional shares and odd-lots, as well as the repurchase and retirement of shares, outstanding shares of common stock as of June 30, 1998 totaled 6,155,539.

 Stock Option Plan

  In March, 1986, the Company adopted an incentive stock option plan reserving 100,000 shares (as adjusted for the one-for-five reverse split) of common stock. The Company also has granted options other than in accordance with the March 1986 incentive stock option plan.

  In November, 1996, the Board of Directors authorized the issuance of options for 250,000 shares of common stock at $1.20 per share, terminating June 30, 1998. These options replaced those that were originally issued in February, 1994 and terminated upon the former President accepting employment with MINC. In June, 1998, the Company purchased and terminated these options for $200,000. All other previously issued options expired upon termination of former employees. As a result, there are no outstanding options as of June 30, 1998.

NOTE 7--RELATED PARTY TRANSACTIONS

  A note receivable in the amount of $811,400 arose in connection with advances made by the Company to an affiliated entity. These demand receivables were converted into a demand note bearing interest at 8% and was subsequently changed to the prime rate of interest. The Company earned $52,400, $51,700, and $53,500 of interest income on this note during the years ended June 30, 1998, 1997 and 1996, respectively.

  The Company receives funds, in the form of loans, from its principal shareholder, an affiliated company and, prior to the Sale of Assets, an officer and director of the Company. See Note 4 for the terms and balances at June 30, 1998 and 1997.

                        IFX CORPORATION AND SUBSIDIARIES

NOTE 8--INCOME TAXES

  The provision for Federal income taxes for each of the years ended June 30, is as follows:

                                                   1998       1997      1996
                                                ---------- ---------- ---------
      Current.................................. $1,989,300 $1,901,000 $  98,200
      Deferred.................................    179,900    334,500  (272,300)
                                                ---------- ---------- ---------
          Total provision...................... $2,169,200 $2,235,500 $(174,100)
                                                ========== ========== =========

  State income tax expense is immaterial for the years ended June 30, 1998, 1997 and 1996.

  Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                                  1998              1997             1996
                             ----------------  ---------------  ----------------
                               AMOUNT     %      AMOUNT    %     AMOUNT      %
                             ----------  ----  ---------- ----  ---------  -----
   At Federal statutory
    rate...................  $2,300,800  35.0  $2,160,700 34.0  $(444,400)  34.0
   Dividends from foreign
    subsidiary.............    (225,000) (3.4)     60,000  1.0        --     --
   Amortization of
    goodwill...............         --    --          --   --     184,300  (14.1)
   Non-taxable translation
    gain...................         --    --          --   --     (10,600)    .8
   Additional tax due IRS
    for 1987-1989
    settlement.............         --    --          --   --      30,300   (2.3)
   Non-deductible travel
    and entertainment......      50,000    .8      14,800   .2     18,000   (1.4)
   Non-deductible loss of
    majority-owned
    subsidiary.............         --    --          --   --       6,000    (.5)
   Additional provision for
    current and deferred
    taxes..................      33,600    .5         --   --      32,500   (2.4)
   Other, net..............       9,800    .1         --   --       9,800    (.8)
                             ----------  ----  ---------- ----  ---------  -----
       Net amounts.........  $2,169,200  33.0% $2,235,500 35.2% $(174,100)  13.3%
                             ==========  ====  ========== ====  =========  =====

  The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                          JUNE 30,   JUNE 30,
                                                            1998       1997
                                                          ---------  ---------
   Deferred income tax assets:
     Bad debt reserve.................................... $  38,500  $  61,600
     Book and tax depreciation difference................    56,300     54,600
     Accrued operating expenses..........................    38,200    115,000
     Accrued legal expense...............................    25,900     29,000
                                                          ---------  ---------
       Total deferred tax assets......................... $ 158,900  $ 260,200
                                                          =========  =========
   Deferred income tax liabilities:
     Accrued income--Sale of Assets...................... $(383,100) $(303,500)
     State and foreign taxes.............................   (12,400)   (19,800)
     Other, net..........................................    (8,600)    (2,200)
                                                          ---------  ---------
       Total deferred tax liabilities.................... $(404,100) $(325,500)
       Net deferred tax liabilities...................... $(245,200) $ (65,300)
                                                          =========  =========

  No valuation allowance has been provided as management believes deferred tax assets are realizable.

                       IFX CORPORATION AND SUBSIDIARIES

NOTE 9--COMMITMENTS AND CONTINGENCIES

  The Company has two noncancellable leases for office space. The Company's lease for space in London expires in the year 1999, and its lease for space in Chicago expires in the year 2002. Minimum annual rentals, excluding escalations and increases in operating expenses and taxes, are as follows:

             YEAR ENDING JUNE 30,             AMOUNT
             --------------------             ------
             1999.......................... $  530,500
             2000..........................    362,300
             2001..........................    374,000
             2002..........................    384,400
             2003 and thereafter...........    465,500
                                            ----------
                 Total..................... $2,116,700
                                            ==========

  Subsequent to June 30, 1998, the Company subleased its office space in Chicago, through the end of the lease term. The Company has signed a sublease to occupy a much smaller space in Chicago through June 1999, providing for aggregate lease payments of approximately $70,000.

  The Company has entered into employment agreements which expire at varying dates through fiscal 1999 with certain of its employees, providing for aggregate minimum annual payments for the year ending June 30, 1999 of approximately $272,000. The Company has also entered into a consulting contract which expires during fiscal 1999, providing for aggregate minimum payments totaling $26,000.

  As a result of the Sale of Assets, if certain conditions occur over the next year, the Company may be subject to additional severance payments of up to $100,000.

  A limited indemnification agreement was issued to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale. See Note 14.

  The Company has guaranteed certain liabilities of a limited partnership to Qwest/LCI, International. The general partner of this limited partnership is an officer of the Company. There is no maximum amount payable under this guarantee. However, the Company does not expect that the potential liability will exceed $100,000 based on the business of the limited partnership.

NOTE 10--FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

  IFX Ltd. conducts the majority of business for its customers in foreign currencies on the spot market, in which trades generally settle on the next business day. It also conducts a limited amount of business in foreign currencies in the futures market. Futures contracts are short-term in nature. As of June 30, 1998, the majority of IFX Ltd.'s futures transactions had an expiration in September, 1998. IFX Ltd. offsets its customer positions to manage its currency risk. It also requires certain customers to post margin deposits. Management believes that with the trades settling the next business day and the margin policy that IFX Ltd. employs, credit risk is reduced substantially. At June 30, 1998 and 1997, respectively, IFX Ltd. held long foreign currency positions with an aggregate notional value of $3,332,978,000 and $2,993,671,900 respectively and short foreign currency positions with an aggregate notional value of $3,332,380,900 and $2,993,109,600 respectively. The notional value of the foreign currency positions provides only a measure of involvement in these types of transactions and does not represent the amounts subject to various types of market risk, nor the future cash requirements of these instruments.

  At June 30, 1998 and 1997, the IFX Ltd. foreign currency business was transacted with several international financial institutions.

                        IFX CORPORATION AND SUBSIDIARIES

NOTE 11--LITIGATION

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

  A lawsuit was commenced in Germany against an affiliate of E.D. & F. Man International Inc. ("MINC") by a German citizen seeking damages of Deutschmark 6,403,519.19 (approximately $4,000,000 given the exchange rate as of September 15, 1998). The Complaint arises out of transactions which occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index Futures Group, Inc., prior to the Sale of Assets. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the Sale of Assets agreement, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interest in this matter. As Index AG was an introducing broker of Index, and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. However, as the Company received notice of this suit on September 16, 1998, it does not have information as to the extent of any potential liability under the suit or legal costs required to defend such suit, at the present time.

NOTE 12--CAPITAL REQUIREMENTS

  IFX Ltd. became a registrant of the Securities and Futures Authority ("SFA") in London during November, 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of June 30, 1998 and 1997, IFX Ltd.'s financial resources, as defined by the SFA, were $7,047,000 and $8,976,000, which was $4,233,000 and $6,040,000 in excess of its requirements, respectively.

                        IFX CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


NOTE 13--CASH FLOWS

  For purposes of reporting cash flows, cash does not include segregated or secured cash, as defined in the Commodity Exchange Act. Interest paid during the years ended June 30, 1998, 1997 and 1996 amounted to $1,921,000, $3,013,600, and $4,043,800 respectively. The Company made income tax payments in the amount of $2,390,000, $1,190,000, and $1,184,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 14--SALE OF ASSETS

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

  The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. As the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, no gain on the sale was reflected in the financial statements for the year ended June 30, 1996. Rather, income will be recognized as earned over the five and one-half years after the date of the sale. The sales contract required the principal shareholder to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price was to be paid to the principal shareholder. The principal shareholder irrevocably transferred his right to receive payments under such agreement to the Company. Accordingly, a portion of the purchase price which would otherwise have been received by the principal shareholder is being included in revenue by the Company.

  A net pre-tax, restructuring charge of $1,556,500, related to the sale, was reflected in the income statement for fiscal year 1996. As all restructuring charges were expensed in 1996, no restructuring charges remain payable as of June 30, 1998. Restructuring charges consisted of the following:

      Write-off of remaining goodwill............................. $  (488,400)
      Accrue employee benefits related to terminated and
       transferred employees......................................    (643,700)
      Revalue of furniture, fixtures and equipment................    (373,100)
      Accrue lease obligation.....................................    (154,600)
      Accrue legal expenses related to the sale...................    (110,000)
      Write-off printing stock....................................     (97,100)
      Reduce bonus accrual, related to terminated and transferred
       employees..................................................     195,000
      Write-off deferred rent for assumed lease...................      65,200
      Reduce business promotion accruals..........................      50,200
                                                                   -----------
          Total restructuring charge in fiscal 1996............... $(1,556,500)
                                                                   ===========

  In addition, in conjunction with the sale, the Company issued a limited indemnification agreement to MINC. The agreement covers potential customer claims arising from activity prior to the sale.

  Given the Sale of Assets, the Company no longer has a need to own exchange memberships or clearing corporation stock. All memberships and stock owned as of June 30, 1996 were sold during fiscal 1997 at a net gain of $737,700.

  During the years ended June 30, 1998 and 1997, the Company earned $4,159,600 and $2,157,900, respectively, from the Sale of Assets. Such earnings are included in other revenue in the Statements of Operations.

                                                                     SCHEDULE II

                        IFX CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                        ADDITIONS
                                   ---------------------
                                    CHARGED
                                      TO
                          BALANCE  (BENEFITS  CHARGED TO                 BALANCE
                            AT      AGAINST)    OTHER                     AT END
                         BEGINNING COSTS AND   ACCOUNTS    DEDUCTIONS       OF
DESCRIPTION              OF PERIOD EXPENSES   (DESCRIBE)   (DESCRIBE)     PERIOD
-----------              --------- ---------  ----------   ----------    --------
Allowance for doubtful
 accounts
  For the year ended
   June 30, 1998........ $430,000  $   6,200        --      $(77,300)(a) $358,900
  For the year ended
   June 30, 1997........ $409,300  $(119,300)  $149,600(b)  $ (9,600)(a) $430,000
  For the year ended
   June 30, 1996........ $191,900  $ 140,600   $144,800(b)  $(68,000)(a) $409,300

--------
(a) Uncollected receivables written off.
(b) Collection of receivables previously written off.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IFX Corporation

                                                /s/ Christina S. Donka
                                          By: _________________________________
                                                    Christina S. Donka
                                                 Chief Financial Officer

Date: September 16, 1998

                               POWER OF ATTORNEY

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS CHRISTINA S. DONKA HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION FOR HIM OR HER IN HIS OR HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN THIS FORM 10-K AND ALL AMENDMENTS THERETO AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ Christina S. Donka          Chief Financial Officer       September 16, 1998
____________________________________  (Principal Financial and
         Christina S. Donka           Accounting Officer)

     /s/ Joel M. Eidelstein          President and Director        September 16, 1998
____________________________________  (Principal Executive
         Joel M. Eidelstein           Officer)

       /s/ George A. Myers           Director                      September 16, 1998
____________________________________
          George A. Myers

       /s/ Colleen Downes            Vice President and Director   September 16, 1998
____________________________________
           Colleen Downes

        /s/ Zalman Lekach            Director                      September 16, 1998
____________________________________
           Zalman Lekach
