Form 10-Q
period 1998-09-30
IFX CORP
filed 1998-11-16
CIK 792861

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File # 0-15187


                                IFX CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        36-3399452
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


200 West Adams Street, Suite 1460, Chicago, Illinois              60606
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (312) 419-9530
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


200 West Adams Street, Suite 1500, Chicago, Illinois              60606
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


As of the date of this report, the issuer had outstanding 6,155,539 shares of common stock, $.02 par value per share.

                        IFX CORPORATION AND SUBSIDIARIES

                         Part I - Financial Information



Item 1.  Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.



                                                                 Page
                                                                 ----

     Consolidated statements of financial condition
     as of September 30, 1998 and June 30, 1998.                   3

     Consolidated statements of operations for the
     three months ended September 30, 1998 and 1997.               4

     Consolidated statements of cash flows for the
     three months ended September 30, 1998 and 1997.               5

     Notes to consolidated financial statements.                   6

                        IFX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                    ASSETS

                                                   September 30,            June 30,
                                                       1998                   1998
                                               ------------------     ------------------
                                                    (Unaudited)             (Audited)

Cash                                                $  1,297,900           $    535,200
Short-term investments                                30,205,100             36,068,800

Receivables:
    Brokers and dealers                                8,181,700              4,573,100
    Customers                                            803,200              1,646,800
    Affiliates                                           171,200                 54,600
    Other                                              1,638,800              1,452,600
    Less- Allowance for doubtful accounts               (381,400)              (358,900)
                                               ------------------     ------------------
                                                      10,413,500              7,368,200
Investments in and advances to affiliated
  partnerships                                            78,600                134,200
Notes receivable                                         810,900                811,400
Furniture, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization  of
  $338,300 and $298,800, respectively                    123,700                143,000
Other assets                                             398,700                293,100
                                               ------------------     ------------------

    Total                                           $ 43,328,400           $ 45,353,900
                                               ==================     ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
    Brokers and dealers                             $    836,500           $    863,100
    Customers and counterparties                      26,717,700             29,632,900
    Affiliates and employees                              42,900                      -
Accounts payable and accrued expenses                  1,605,900              1,601,200
                                               ------------------     ------------------
    Total payables                                    29,203,000             32,097,200

Minority interest                                      1,967,100              1,921,500

Stockholders' equity:
  Common stock, $.02 par value;
    150,000,000 shares authorized,
    6,155,539 issued and outstanding                     123,100                123,100
  Paid-in-capital and retained earnings               12,035,200             11,212,100
                                               ------------------     ------------------
    Total stockholders' equity                        12,158,300             11,335,200
                                               ------------------     ------------------

    Total                                           $ 43,328,400           $ 45,353,900
                                               ==================     ==================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                          Three Months Ended
                                                                            September 30,
                                                            --------------------------------------------
                                                                     1998                    1997
                                                            --------------------    --------------------
Revenues:
   Commissions                                                        $  243,400              $  112,800
   Interest                                                              649,600               1,029,500
   Trading gains, net                                                  1,349,100               2,071,800
   Earn-out from sale of assets                                        1,272,300                 785,500
   Other                                                                  31,100                       -
                                                            --------------------    --------------------
     Total revenues                                                    3,545,500               3,999,600
                                                            --------------------    --------------------
Expenses:
   Commission and brokerage                                              190,300                 171,200
   Compensation and related benefits                                     610,900                 626,300
   Communications                                                        182,600                 198,600
   Interest                                                              344,100                 687,200
   Rent and other occupancy                                              322,200                 178,300
   Business promotion                                                    123,300                 120,100
   Professional and consulting fees                                      152,700                 245,600
   Depreciation                                                           39,500                  51,800
   Other                                                                 116,800                 151,100
                                                            --------------------    --------------------
     Total expenses                                                    2,082,400               2,430,200
                                                            --------------------    --------------------
Income before income taxes and minority interest                       1,463,100               1,569,400
Income tax expense                                                       489,300                 366,300
                                                            --------------------    --------------------
Net income before minority interest                                      973,800               1,203,100
Minority Interest                                                        150,600                 315,500
                                                            --------------------    --------------------
Net income                                                            $  823,200              $  887,600
                                                            ====================    ====================

Basic and diluted earnings per share:

   Net Income                                                         $      .13              $      .14
                                                            ====================    ====================
   Weighted average number of
     common shares outstanding                                         6,155,539               6,279,130
                                                            ====================    ====================



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                               Three Months Ended
                                                                  September 30,
                                                          ------------------------------
                                                             1998               1997
                                                          -----------        -----------
Cash Flows From Operating Activities:
   Net Income                                             $  823,200         $   887,600
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation                                               39,500              51,800
   Deferred taxes                                               --                (6,000)
   Doubtful accounts expense                                  22,500                --
   Equity in net gain in partnership investments              (6,700)            (12,200)

Changes in:
   Short-term investments                                  5,863,700           5,015,600
   Receivables                                            (3,092,900)           (750,900)
   Other assets                                             (105,600)            100,900
   Payables                                               (2,873,900)         (7,518,500)
   Accounts payable and accrued expenses                       4,700             (71,000)
                                                         -----------         -----------
     Cash provided by (used in) operating activities         674,500          (2,302,700)
                                                         -----------         -----------
Cash Flows From Investing Activities:
   Decrease in notes receivable                                  500               1,700
   Purchase of furniture, equipment and leasehold
     improvements                                            (20,200)             (1,700)
   Investments in / advances to partnerships                  62,300                --
                                                         -----------         -----------
     Cash provided by investing activities                    42,600                --
                                                         -----------         -----------
Cash Flows From Financing Activities:
   Repayment of notes payable                                    --             (750,000)
   Minority interest                                          45,600             315,500
                                                         -----------         -----------
     Cash provided by (used in) financing activities          45,600            (434,500)
                                                         -----------         -----------
Increase (decrease) in cash                                  762,700          (2,737,200)

Cash, beginning of period                                    535,200           3,279,300
                                                         -----------         -----------
Cash, end of period                                      $ 1,297,900         $   542,100
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

     Following the Sale of Assets, the Company decided not to reinvest the sales proceeds in its commodities brokerage business and has been exploring other industries and business opportunities. The Company currently is negotiating to acquire a limited partnership interest in a domestic telecommunications and Internet-related venture and also is negotiating the formation of a joint venture to pursue foreign Internet-related opportunities; however the Company has not entered into a definitive agreement or understanding with respect to either transaction. There can be no assurance that the Company will complete either transaction.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the fiscal 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1998.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On November 24, 1997, the trustee of two pension plans filed a Demand for Arbitration with the National Futures Association against Index and several other respondents, including an introducing broker guaranteed by Index (Kenneth
N. Korsah, MD PA v. LFG L.L.C. et al., NFA arbitration case number 97-ARB-185). In the Demand, the trustee alleged breach of fiduciary duty, churning, misrepresentation, failure to supervise, breach of contract, aiding and abetting, and violation of ERISA. Claimant sought actual damages of $141,000 and punitive damages of $460,000. The Company settled the claim in October, 1998 for a payment of $10,000.

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

     In April, 1994, Index without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action filed on September 29, 1992. In a related action, the equity receiver of a commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. On December 4, 1997, the Court of Appeals affirmed the district judge's dismissal of all claims against Index. On January 13, 1998, the Court of Appeals denied the Supplemental Plaintiffs' request for a rehearing of its appeal. On October 2, 1998, the attorney for the equity receiver of the commodity pool filed a class-action suit on behalf of a putative class composed of persons who had given money to the commodity pool operator to invest, some of which was deposited in brokerage accounts at Index by the commodity pool operator. (Wesselhoff v. FX Chicago, Inc. et al., Circuit Court of Cook County, Chancery Division, case number 98-CH-13396). The plaintiff seeks damages of $600,000 plus prejudgment interest, punitive damages, and lost investment opportunity. The Company believes that the allegations in the complaint against FX Chicago, Inc. and the Company are without merit and will defend vigorously.

     A former officer of Index whose employment was terminated as a result of the Sale of Assets rejected Index's severance payment offer. The officer had made a demand for $500,000. The Company settled this case in July, 1997 for $75,000.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

     A lawsuit was commenced in September, 1998, in Germany against an affiliate of MINC by a German citizen seeking damages of Deutschmark 6,403,519.19 (approximately $4,000,000 given the exchange rate as of September 15, 1998). The Complaint arises out of transactions which occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index, prior to the Sale of Assets. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the Sale of Assets agreement, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interests in this matter. As Index AG was an introducing broker of Index and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. However, as the Company first received notice of this suit on September 16, 1998, and has not received any updates from MINC, the Company does not have information as to the extent of any potential liability under the suit or legal costs required to defend such suit, at the present time.

     On October 27, 1998, a complaint was filed by James Feltman as liquidating agent of L. Luria & Son, Inc. (Case No. 97-16731-BKC-RAM) seeking recovery from the Company of $368,188.84. Starting in the winter of 1996, the Company entered into an arrangement with the suppliers of L. Luria & Son, Inc. pursuant to which the Company advance funds on behalf of L. Luria & Son, Inc. in order to allow it to purchase inventory. L. Luria & Son, Inc. reimbursed the Company for amounts which it advanced. The complaint alleges that the Company was an insider of L. Luria & Son, Inc. because of Joel Eidelstein's relationship to L. Luria & Son, Inc. and that the amounts that L. Luria & Son, Inc. paid the Company constituted preferences under the Bankruptcy laws. The Company does not believe that it was an insider of L. Luria & Son, Inc., does not believe that the amounts it received from L. Luria & Son, Inc. constituted preferences and intends to vigorously defend against the complaint.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Other-
------

     In connection with the Sale of Assets, if certain conditions occur over the next year, the Company may be subject to pay former employees additional severance payments of up to $100,000.

     The Company has entered into a consulting contract with an affiliate. This contract provides for annual payments of $24,000.

     The Company has also entered into a consulting contract which expires during fiscal 1999, providing for aggregate minimum payments of $6,500 remaining as of September 30, 1998.

     Index issued a limited indemnification agreement to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale.

     The Company has guaranteed certain liabilities of a limited partnership to Qwest / LCI, International. The general partner of this limited partnership is an officer of the Company. There is no maximum amount payable under this guarantee. However, the Company does not expect that the potential liability will exceed $100,000 based on the business of the limited partnership.

Sale of Assets
--------------

     The purchase price payable by MINC in connection with the Sale of Assets is based on a percentage of the net income, as defined in the Sales Agreement, of the transferred activities during the sixty-six month period following the sale. During the three months ended September 30, 1998 and 1997, the Company earned $1,272,300 and $781,800 respectively from the Sale of Assets. Reported revenues during previous quarters of fiscal 1998 and 1997 were adjusted and increased by $283,000 by MINC, during the quarter ended September 30, 1998. These adjustments are reflected in the earnings from the Sale of Assets for the quarter ended September 30, 1998.

Stock Option Grant
------------------

     In November, 1998, the Board of Directors authorized the issuance, to the Company's President, of options for 300,000 shares of common stock exercisable at $3.00 per share. The issuance of stock options is subject to the approval of the shareholders of the Company at its next scheduled annual meeting.

Capital Requirements
--------------------

     IFX Ltd. became a registrant of the British Securities and Futures Authority ("SFA") during November, 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of September 30, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were $6,934,000 which was $3,573,000 in excess of its requirements.

                       IFX CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended September 30, 1998.


Overview
--------

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

     Following the Sale of Assets, the Company decided not to reinvest the sales proceeds in its commodities brokerage business and has been exploring other industries and business opportunities. Based on its research, the Company has determined that the Internet and telecommunications industries present the greatest opportunities for the Company's future investment and growth. Accordingly, the Company intends to pursue the development and acquisition of Internet services and telecommunication businesses with the proceeds from the Sale of Assets, joint ventures and private equity offerings. The Company currently is negotiating to acquire a limited partnership interest in a domestic telecommunications and Internet-related venture and also is negotiating the formation of a joint venture to pursue foreign Internet-related opportunities; however the Company has not entered into a definitive agreement with respect to either transaction. There can be no assurance that the Company will complete either transaction, or any other similar transaction, or regarding the ultimate purchase prices of or the definitive terms of any completed transaction.

Liquidity and Capital Resources
--------------------------------

     The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of short-term investments, which are reflected at market. IFX Ltd.'s role as a market maker in spot and forward foreign exchange markets for customer activities, results in significant levels of customer-related balances on the Company's balance sheet.

     The Company's cash and short-term investment portfolio totaled $31,503,000 at September 30, 1998. Included in this amount is approximately $20,289,500 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid.

The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

     As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of September 30, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were $6,934,000, which was $3,573,000 in excess of its requirements.

     Stockholders' equity at September 30, 1998 was $12,158,300. Outstanding shares of common stock as of September 30, 1998 totaled 6,155,539.

     The Company continues to repurchase and retire shares of its common stock, pursuant to a repurchase program which permits the Company to purchase up to 1,000,000 shares. The Company did not repurchases any shares, pursuant to this program, during the quarter ended September 30, 1998.

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

     For the year ended September 30, 1998, cash provided by operations was $674,500 compared to cash used in operations of $2,302,700 for the same period in fiscal 1998. The majority of cash provided by or used in operations is related to customer funds from customers of IFX Ltd. Cash flows from operations include the changes in customer funds and customer payables, and will vary depending on the amount of excess customer funds at a given time. In fiscal 1999, the amount of excess customer funds was greater than the excess in 1998, thus contributing to greater cash provided by operations in 1999. In addition, the Company invests cash not needed for operations at FX Chicago, Inc. in short-term investments such as U.S. Government obligations and overnight time deposits. As of September 30, 1998, the Company held $6,375,000 in U.S. short-term investments.

     Management believes existing cash and short-term investments together with operating cash flows, access to equity capital, and borrowing capacity through its principal stockholder, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

Year 2000

     The Company currently is evaluating its information and non-information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial position or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance, and the majority of the Company's suppliers have indicated that they are in the process of or have already achieved Year 2000 compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business and results of operations could be adversely affected.

Results of Operations

     IFX Ltd., the Company's London-based operation, appears to be experiencing a slow-down of its growth in recent months. Its future prospects are less certain, in light of recent market events, including the stock-market turmoil and its related effect on hedge funds along with growing uncertainty in foreign markets. If there is a resulting overall tightening of credit, lenders may place greater emphasis on a borrower's balance sheet, a fact that could impede both the operations and growth of IFX, Ltd.'s business. In addition, the Company is concerned that the implementation of a single European currency as a result of the European Monetary Union may greatly reduce the profit opportunities available from foreign currency trading. On the other hand, the Company's earnings from the Sale of Assets have continued to increase as MINC generates additional business from the brokerage accounts it purchased from Index, and reduces the costs associated with that business. These earn-out revenues have somewhat offset the reduction in earnings by IFX, Ltd. Additionally, MINC paid the Company additional income on this business during this quarter that was related to prior periods. Pursuant to the Sale of Assets agreement, the Company's percentage of earnings from the brokerage accounts will decrease based upon a predetermined schedule as defined in the sales agreement, over the remainder of the original sixty-six month period following the sale. As such, earnings from the Sale of Assets may decrease accordingly. The first reduction is scheduled to take place with the quarter ended March 31, 1999.

     Revenues were $3,545,500 during the period ended September 30, 1998, representing a decrease of 11% from the same period a year ago. Trading revenues decreased by 35% for the period ended September 30, 1998, compared to the same period a year ago, largely due to volatility in the foreign currency market during the period. This market volatility likely contributed to a reduction of trading activity by IFX, Ltd.'s customers who are sensitive to perceived increased risk in the foreign currency markets. Interest income decreased by 37% for the period ended September 30, 1998, compared to the same period a year ago. Lower market interest rates together with a decrease in IFX Ltd. customer funds on deposit contributed to lower overall interest income for the quarter ended September 30, 1998.

     Revenues from the Sale of Assets increased by $486,800, or 62%, for the period ended September 30, 1998, compared to the same period a year ago. Reported revenues during previous quarters of fiscal 1997 and 1998 were subsequently adjusted and increased by $283,000 by MINC. These adjustments are included in the earnings from the Sale of Assets for the period ended September 30, 1998, attributing to a significant portion of the increase in the revenue from the Sale of Assets for the period ended September 30, 1998, compared to the same period a year ago. The Company's earnings from the Sale of Assets also increased due to MINC generating more business from the brokerage accounts it purchased from Index while at the same time holding down the costs it takes to operate the business.

     Total expenses were $2,082,400 for the period ended September 30, 1998, representing a decrease of 14% from the same period a year ago. The decrease in expenses is largely attributable to a reduction of consulting fees resulting from the Sale of Assets, and a reduction of interest expense. The interest expense reduction resulted from the repayment of debt which was outstanding during part of the quarter ended September 30, 1997, but which was paid off prior to the end of that quarter. The reduction in expense was offset somewhat by the increase in rent and occupancy expense resulting in large part due to a one-time brokerage fee paid by the Company to sublet its office space in Chicago.

     As a result of the aforementioned changes in revenues and expenses, net income for the period ended September 30, 1998 is $823,200 or $.13 per share compared to net income of $887,600 or $.14 per share for the period ended September 30, 1997.

     The Board of Directors is exploring various business opportunities for the Company now that FX Chicago, Inc. no longer acts as a futures commission merchant, and as a result has capital available for investments. The Company currently is negotiating to acquire a limited partnership interest in a domestic telecommunications and Internet-related venture and also is negotiating the formation of a joint venture to pursue foreign Internet-related opportunities; however, the Company has not entered into a definitive agreement or understanding with respect to either transaction. There can be no assurance that the Company will complete either transaction, or any other similar transaction, or regarding the definitive terms of any completed transaction.


Forward-Looking Statements

     Statements contained in this Form 10-Q regarding the Company's prospective business opportunities, anticipated future results of operations and planned expansion are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements include (i) the Company's belief that it will not incur material costs or operational disruptions as a result of Year 2000 problems that may be resident in its, or its customers' and suppliers' computer information systems, (ii) potential changes in the projected future business prospects and continued profitability of IFX Ltd.'s operations, (iii) the Company's belief that the Internet and telecommunications industries present growth opportunities for the Company and the Company's plans to pursue the development and acquisition of Internet services and telecommunication businesses, (iv) the amount of future revenues the Company expects to receive from MINC pursuant to the Sale of Assets Agreement, (v) the amount and nature of planned capital expenditures, (vi) the Company's belief that its existing cash, short-term investments, operating cash flows, access to equity capital and borrowing capacity will be sufficient to finance the Company's ongoing operations and future capital expenditures, and (vii) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

     In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause the Company's actual results, performance or achievements to differ materially from those implied by such forward-looking statements: The Company has not determined (and may be unable to determine), with certainty, the magnitude and scope of any Year 2000 problems that may be resident on its, or on its customers' or suppliers' information or non-information systems. There can be no assurance that IFX Ltd. can maintain its historic growth rate or profitability. The amount of revenues the Company receives pursuant to the Sale of Assets agreement is dependent upon (i) the amount of earnings MINC generates from the brokerage accounts it purchased from Index and (ii) the contractual percentage of such earnings to which the Company is entitled, which is set forth in the agreement and decreases over time. The Company cannot accurately predict how creation of a single European currency and the implementation of the European Monetary Union will affect the profitability of its foreign currency trading operations. The Company has never conducted business in the telecommunications or Internet-related industries and there can be no assurance that the Company's entrance into these industries will be successful.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk is directly related to its role, through IFX Ltd., as a foreign exchange market maker in customer-related transactions. IFX Ltd.'s primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the financial instruments. When IFX Ltd. buys or sells a foreign currency or a financial instrument denominated in a foreign currency, exposure exists from the net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency, IFX Ltd. is exposed to the risk that the exchange rate may move against it. In general, IFX Ltd. offsets it open customer positions, thus substantially reducing its foreign exchange rate risk. IFX Ltd. is also exposed to credit risk. Credit risk arises from the potential inability of market counterparties, such as exchanges and banks, or customers to perform an obligation in accordance with the terms of the contract. IFX Ltd. has established policies and procedures to manage credit risk. A Credit Committee is responsible for approving and reviewing new and existing customer accounts. The Committee is responsible for establishing margin requirements and margin call levels, position limits and trade restrictions (i.e., 1 month forward trading, instrument types, etc.). The Finance Officer is responsible for monitoring all customer accounts on a daily basis to ensure that they are in compliance with the agreed terms of trading. Customer trading positions, equity balances, margin excess amounts, and margin calls are monitored daily. As IFX Ltd. conducts the majority of its business for its customers in foreign currencies on the spot market, its trades generally settle on the next business day. However, if margin calls are necessary and not satisfied in a timely manner, (within 5 days), IFX Ltd. reserves the right to liquidate all or part of the customer's open positions. Management believes that with trades settling the next business day and the margin policies it employs, its credit risk is somewhat mitigated.

                          Part II - Other Information


Item 1.   Legal Proceedings

See Notes to Financial Statements.

Item 5.  Other Information

     The Company's 1998 Annual Meeting of Shareholders currently is scheduled to be held on January 21, 1999. All shareholders of record as of the close of business on December 11, 1998 will be entitled to receive notice of and to vote at the Company's 1998 Annual Meeting.

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          11.1 Computation of earnings per Common Share

          27   Financial Data Schedule (EDGAR only)

     (B)  REPORTS ON FORM 8-K

          - No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

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



                                                   IFX CORPORATION
                                              --------------------------
                                                     (Registrant)



Dated:  November 16, 1998                     By:    /s/ CHRISTINA S. DONKA
                                                     ----------------------
                                                     Christina S. Donka
                                                     Chief Financial Officer