Form 10-Q
period 1998-12-31
IFX CORP
filed 1999-02-11
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

As of the date of this report, the issuer had outstanding 6,655,539 shares of common stock, $.02 par value per share.

                        IFX CORPORATION AND SUBSIDIARIES

                         Part I - Financial Information



Item 1.   Financial Statements

     Immediately following this page, the following financial information of the Registrant is filed as part of this Report.

                                                                Page
                                                                ----
     Consolidated statements of financial condition
     as of December 31, 1998 and June 30, 1998.                   3

     Consolidated statements of operations for the
     three months and six months ended December 31,
     1998 and 1997.                                               4

     Consolidated statements of cash flows for the
     six months ended December 31, 1998 and 1997.                 6

     Notes to consolidated financial statements.                  7

                        IFX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   ASSETS
                                                   December 31,      June 30,
                                                       1998            1998
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)
Cash                                               $   290,900      $   535,200
Short-term investments                              39,779,600       36,068,800

Receivables:
    Brokers and dealers                              2,144,100        4,573,100
    Customers                                        1,551,900        1,646,800
    Affiliates                                         190,400           54,600
    Other                                            2,072,200        1,452,600
    Less- Allowance for doubtful accounts              (91,100)        (358,900)
                                                   -----------      -----------
                                                     5,867,500        7,368,200
Investments in and advances to affiliated
  partnerships                                         340,300          134,200
Notes receivable                                       810,300          811,400
Furniture, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization  of
  $424,100 and $298,800, at December 31,
  and June 30, 1998, respectively.                     222,900          143,000
Other assets                                           560,500          293,100
                                                   -----------      -----------

    Total                                          $47,872,000      $45,353,900
                                                   ===========      ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
    Brokers and dealers                            $ 1,208,600      $   863,100
    Customers and counterparties                    28,460,800       29,632,900
    Affiliates and employees                           106,300            -
Accounts payable and accrued expenses                2,272,600        1,601,200
                                                   -----------      -----------
    Total payables                                  32,048,300       32,097,200

Minority interest                                    2,016,300        1,921,500

Stockholders' equity:
  Common stock, $.02 par value;
    150,000,000 shares authorized,
    6,655,539 and 6,155,539 issued and
    outstanding at December 31, and June
    30, 1998, respectively.                            133,100          123,100
  Paid-in-capital and retained earnings             13,674,300       11,212,100
                                                   -----------      -----------
    Total stockholders' equity                      13,807,400       11,335,200
                                                   -----------      -----------

    Total                                          $47,872,000      $45,353,900
                                                   ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)

                                                            Three Months Ended
                                                                December 31,
                                                        --------------------------
                                                           1998            1997
                                                        ----------      ----------
Revenues:
   Commissions                                          $   91,500      $  319,200
   Interest                                                556,100         686,300
   Trading gains, net                                    1,585,000       1,472,900
   Earn-out from Sale of Assets                          1,176,300       1,148,800
   Other                                                   (67,100)         10,400
                                                        ----------      ----------

      Total revenues                                     3,341,800       3,637,600
                                                        ----------      ----------

Expenses:
   Commission and brokerage                                310,400         192,500
   Compensation and related benefits                       796,500         475,000
   Communications                                          158,400         180,100
   Interest                                                351,500         424,600
   Rent and other occupancy                                193,600         215,000
   Business promotion                                       96,400          98,300
   Professional and consulting fees                        248,100         256,900
   Depreciation                                             48,800          45,300
   Other                                                   (66,100)        154,900
                                                        ----------      ----------

      Total expenses                                     2,137,600       2,042,600
                                                        ----------      ----------

Income before income taxes and minority interest         1,204,200       1,595,000
Income tax expense                                         455,900         598,800
                                                        ----------      ----------

Net income before minority interest                        748,300         996,200

Minority interest                                           99,200         222,800
                                                        ----------      ----------

Net income                                              $  649,100      $  773,400
                                                        ==========      ==========


   Basic earnings per share:

   Net income                                           $      .10      $      .12
                                                        ==========      ==========


   Weighted average number of
     Common shares outstanding                           6,397,496       6,279,130
                                                        ==========      ==========

   Diluted earnings per share:

   Net income                                           $      .09      $      .12
                                                        ==========      ==========

   Weighted average number of
       Common shares outstanding                         7,501,891       6,279,130
                                                        ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)

                                                          Six Months Ended
                                                             December 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Revenues:
   Commissions                                         $  334,900    $  432,100
   Interest                                             1,205,600     1,715,800
   Trading gains, net                                   2,934,100     3,544,700
   Earn-out from Sale of Assets                         2,448,600     1,934,300
   Other                                                  (35,900)       10,400
                                                       ----------    ----------

      Total revenues                                    6,887,300     7,637,300
                                                       ----------    ----------

Expenses:
   Commission and brokerage                               500,700       363,700
   Compensation and related benefits                    1,407,400     1,101,300
   Communications                                         341,000       378,700
   Interest                                               695,700     1,111,800
   Rent and other occupancy                               515,800       393,300
   Business promotion                                     219,600       218,400
   Professional and consulting fees                       400,700       502,500
   Depreciation                                            88,400        97,100
   Other                                                   50,700       306,000
                                                       ----------    ----------

      Total expenses                                    4,220,000     4,472,800
                                                       ----------    ----------

Income before income taxes and minority interest        2,667,300     3,164,500
Income tax expense                                        945,300       965,100
                                                       ----------    ----------

Net income before minority interest                     1,722,000     2,199,400

Minority interest                                         249,800       538,300
                                                       ----------    ----------

Net income                                             $1,472,200    $1,661,100
                                                       ==========    ==========


   Basic earnings per share:

   Net income                                          $      .24    $      .26
                                                       ==========    ==========

   Weighted average number of
     common shares outstanding                          6,261,517     6,279,130
                                                       ==========    ==========

   Diluted earnings per share:

   Net income                                          $      .22    $      .26
                                                       ==========    ==========

   Weighted average number of
     common shares outstanding                          6,612,624     6,279,130
                                                       ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                Six Months Ended
                                                                   December 31,
                                                           -----------------------------
                                                               1998             1997
                                                           -----------      ------------
Cash flows from operating activities:
   Net income                                              $ 1,472,200      $  1,661,100
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation                                                 48,800            97,100
   Deferred taxes                                                  -              (6,000)
   Doubtful accounts expense                                       -             (30,100)
   Equity in net gain in partnership investments               (30,900)          (17,900)

Changes in:
   Short-term investments                                   (3,710,800)        6,300,900
   Receivables                                               1,475,700         1,122,600
   Other assets                                               (267,400)           94,500
   Payables                                                   (695,300)      (11,546,400)
   Accounts payable and accrued expenses                       671,400          (372,800)
                                                           -----------      ------------

      Cash provided by (used in) operating activities       (1,036,300)       (2,697,000)
                                                           -----------      ------------
Cash flows from investing activities:
   Decrease (increase) in notes receivable                       1,100          (201,500)
   Purchase of furniture, equipment and leasehold
     improvements                                             (128,700)          (15,000)
   Investments in/advances to partnerships                    (175,200)              -
                                                           -----------      ------------

     Cash provided by (used in) investing activities          (302,800)         (216,500)
                                                           -----------      ------------

Cash flows from financing activities:
   Repayment of notes payable                                      -            (750,000)
   Minority interest                                            94,800           478,300
   Issuance of stock                                         1,000,000               -
                                                           -----------      ------------

     Cash provided by (used in) financing activities         1,094,800          (271,700)
                                                           -----------      ------------

Increase (decrease) in cash                                   (244,300)       (3,185,200)

Cash, beginning of period                                      535,200         3,279,300
                                                           -----------      ------------

Cash, end of period                                        $   290,900      $     94,100
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

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of IFX Corporation (formerly Jack Carl/312-Futures, Inc., "JC/312") and Subsidiaries, (collectively, the "Company" or "IFX"). All material intercompany accounts and transactions have been eliminated in consolidation. Until July 1, 1996, the Company engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. Index Futures Group, Inc. ("Index"), until July 1, 1996, was the principal operating subsidiary of JC/312. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. As a condition of the Sale of Assets, Index changed its name to FX Chicago, Inc. IFX, Ltd. (formerly Index FX, Ltd.), a British corporation and a majority owned subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority.

     Following the Sale of Assets, the Company decided not to reinvest the sales proceeds in its commodities brokerage business and has been exploring other industries and business opportunities. Based on its research, the Company has determined that the Internet and telecommunications industries present the greatest opportunities for the Company's future investment and growth, though the risks associated with these lines of business are extremely high. Accordingly, the Company intends to pursue the development and acquisition of Internet services and telecommunication businesses with the proceeds from the Sale of Assets, joint ventures and private equity offerings.

     In November 1998, the Company entered into an agreement with International Technology Investments, LC ("International Technology") to jointly acquire Internet services and make investments in Internet-related businesses in Latin America and other international markets. To accomplish this, a new company, Emerging Networks, Inc. ("ENI") was formed. ENI, a wholly owned subsidiary of IFX, signed a letter of intent in early January 1999 to acquire International Connection Service of Venezuela, a comprehensive Internet Service Provider ("ISP") serving customers throughout Venezuela. Other such acquisitions are being investigated; however the Company has not entered into any definitive agreements or understandings with respect to the Venezuela acquisition nor any other such transactions. There can be no assurance that the Company will complete any such transactions, nor that any of these ventures will ultimately be profitable. IFX/Communications Ventures, Inc., also a wholly owned subsidiary of IFX, was formed to serve as the central network facilitator, responsible for managing, billing and administering all ISP equipment and as a provider of related mergers and acquisitions expertise within the Company at such time, if any, that ENI requires such services.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



     In December 1998, the Company, through its newly formed, wholly owned subsidiary, IFX/Telcom, Inc., acquired a 25% limited partnership interest in Telcom.Net, L.P., a domestic telecommunications and Internet software development company that was co-founded in 1997 by Joel M. Eidelstein, the Company's President. The limited partnership interest entitles IFX/Telecom, Inc. to receive priority distributions of up to $200,000, the amount of the Company's invested capital, and after all of its other partners have received priority distributions equal to their aggregate invested capital, 25% of the profits of Telcom.Net, L.P.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter and the six months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the fiscal 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1998.


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

     On November 24, 1997, the trustee of two pension plans filed a Demand for Arbitration with the National Futures Association against Index and several other respondents, including an introducing broker guaranteed by Index (Kenneth
                                                                        -------
N. Korsah, MD PA v. LFG L.L.C. et al., NFA arbitration case number 97-ARB-185).
-------------------------------------
In the Demand, the trustee alleged breach of fiduciary duty, churning, misrepresentation, failure to supervise, breach of contract, aiding and abetting, and violation of ERISA. Claimant sought actual damages of $141,000 and punitive damages of $460,000. The Company settled the claim in October, 1998 for a payment of $10,000.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


     On May 16, 1996, Index filed suit in the Circuit Court of Cook County--Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover a debit balance of $88,200 (Index Futures Group, Inc. v. Doug
                                               ---------------------------------
Niemann, case no. 96L-5506). On January 14, 1997, Niemann filed a counterclaim
-------
for $688,200. The Company believes that the counterclaim is without merit and will defend vigorously.

     In April 1994, Index without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action filed on September 29, 1992. In a related action, the equity receiver of a commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. On December 4, 1997, the Court of Appeals affirmed the district judge's dismissal of all claims against Index. On January 13, 1998, the Court of Appeals denied the Supplemental Plaintiffs' request for a rehearing of its appeal. On October 2, 1998, the attorney for the equity receiver of the commodity pool filed a class-action suit on behalf of a putative class composed of persons who had given money to the commodity pool operator to invest, some of which was deposited in brokerage accounts at Index by the commodity pool operator. (Wesselhoff v. FX Chicago, Inc. et al., Circuit Court of Cook County,
           -------------------------------------
Chancery Division, case number 98-CH-13396). The plaintiff seeks damages of $600,000 plus prejudgment interest, punitive damages, and lost investment opportunity. The Company believes that the allegations in the complaint against FX Chicago, Inc. and the Company are without merit and will defend vigorously.

     A former officer of Index whose employment was terminated as a result of the Sale of Assets rejected Index's severance payment offer. The officer had made a demand for $500,000. The Company settled this case in July, 1997 for $75,000.

     A German citizen, seeking damages of 6,403,519.19 Deutschmark (approximately $4,000,000 given the exchange rate as of September 15, 1998), filed a lawsuit in September 1998, in Germany, against an affiliate of MINC. The complaint arises out of transactions that occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index, prior to the Sale of Assets. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the Sale of Assets agreement, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interests in this matter. As Index AG was an introducing broker of Index and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. The Company had requested but has not received regular updates from MINC, and, accordingly, the Company does not have information as to the extent of any potential liability under the suit nor legal costs required to defend such suit, at the present time.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


     On October 27, 1998, a complaint was filed by James Feltman as liquidating agent of L. Luria & Son, Inc. (Case No. 97-16731-BKC-RAM) seeking recovery from the Company of $368,188.84. Starting in the winter of 1996, the Company entered into an arrangement with the suppliers of L. Luria & Son, Inc. pursuant to which the Company advanced funds on behalf of L. Luria & Son, Inc. in order to allow it to purchase inventory. L. Luria & Son, Inc. reimbursed the Company for amounts that it had advanced. The complaint alleges that the Company was an insider of L. Luria & Son, Inc. because of Joel Eidelstein's relationship to L. Luria & Son, Inc. and that the amounts that L. Luria & Son, Inc. paid the Company constituted preferences under the Bankruptcy laws. Subsequent to December 31, 1998, the Company reached an oral agreement to settle this complaint for $90,000.

     On December 28, 1998, a claimant, Blazina, filed an NFA arbitration against Index and others, alleging breach of fiduciary duty, fraud, breach of contract and negligence in the solicitation and trading of a series of managed accounts opened at Index in 1995. Claimant seeks an award of $500,000, composed of alleged actual damages of $262,500, punitive damages of $170,000 and various other costs and fees. The Company believes that the allegations are without merit and will defend vigorously.


Other-
------

     The Company has entered into a consulting contract with an affiliate. This contract provides for annual payments of $24,000.

     Index issued a limited indemnification agreement to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale.

     The Company has guaranteed certain liabilities owed by Telcom.Net, L.P. to Qwest / LCI, International. Joel Eidelstein, President of IFX, is the sole shareholder of one of the general partners of Telcom.Net, L.P. and the Company itself is a limited partner in this limited partnership. There is no maximum amount payable under this guarantee. However, the Company does not expect that the potential liability will exceed $100,000 based on the business of the limited partnership.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Sale of Assets
--------------

     The purchase price payable by MINC in connection with the Sale of Assets is based on a percentage of the net income, as defined in the Sales Agreement, of the transferred activities during the sixty-six month period following the sale. During the three months and six months ended December 31, 1998 the Company earned $1,176,300 and $2,448,600, respectively from the Sale of Assets. During the three months and six months ended December 31, 1997 the Company earned $1,148,800 and $1,934,300 respectively from the Sale of Assets. Reported revenues during previous quarters of fiscal 1999, 1998 and 1997 were adjusted by MINC and increased by $203,100 and $486,100 for the three and six months ended December 31, 1998, respectively. These adjustments are included in the earnings from the Sale of Assets for the three and six months ended December 31, 1998.


Employee Stock Option Grant
---------------------------

     In November, 1998, the Board of Directors granted to the Company's President, an option to purchase 300,000 shares of Common Stock, exercisable at $3.00 per share (the price of the stock as reported by the NASDAQ Stock Market as of the date of the grant was $1.75 per share). This option vested 25% on each of November 10, 1998 and January 1, 1999 and will vest an additional 25% on each of January 1, 2000 and January 1, 2001. The grant of the stock option was formally approved by the shareholders of the Company at its annual meeting on February 3, 1999. The portion of the option for 75,000 shares which vested in the quarter ended December 31, 1998 was considered dilutive for the earnings per share calculation for the three months ended December 31, 1998 and accordingly, is included in that calculation for period of time during which it was outstanding. The option was not considered dilutive for the six months ended December 31, 1998.


Sale of Stock and Stock Option Grant
------------------------------------

     As previously mentioned, the Company entered into an agreement with International Technology and another major shareholder pursuant to which the Company formed ENI and other related companies to pursue opportunities in providing Internet services in Latin America and other international locales. In connection with that agreement, the Company issued to International Technology 500,000 shares of Common Stock for $1,000,000 on November 23, 1998. The Company also granted International Technology the right to purchase up to 5,500,000 additional shares of Common Stock, at a price of $2.00 per share. This option was considered dilutive for the earnings per share calculation for the three and six months ended December 31, 1998 and accordingly, is included in those dilutive earnings per share calculations for the period of time during which it was outstanding.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Capital Requirements
--------------------

     IFX Ltd. became a registrant of the British Securities and Futures Authority ("SFA") during November, 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of December 31, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were approximately $4,808,000, which was approximately $1,463,000 in excess of its requirements.

                        IFX CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended December 31, 1998.


Overview
--------

     IFX Corporation (formerly Jack Carl/312-Futures, Inc.), (which when consolidated with its subsidiaries is henceforth referred to as the "Company" or "IFX") is a holding company which operates its business through its subsidiaries. Index Futures Group, Inc. ("Index"), which until July 1, 1996 was the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index no longer acts as a futures commission merchant. It immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. As a condition of the Sale, Index changed its name to FX Chicago, Inc. Operations at FX Chicago, Inc. are currently limited to activity relating to the net income derived from the Sale of Assets. IFX Ltd. (formerly Index FX, Ltd.), a British corporation and a subsidiary of IFX Corporation continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996.

     Following the Sale of Assets, the Company decided not to reinvest the sales proceeds in its commodities brokerage business and has been exploring other industries and business opportunities. Based on its evaluation, the Company has determined that the Internet and telecommunications industries present the greatest opportunities for the Company's future investment and growth, though the risks associated with these lines of business are extremely high. Accordingly, the Company intends to pursue the development and acquisition of Internet services and telecommunication businesses with the proceeds from the Sale of Assets, joint ventures and private equity offerings.

     In November 1998, the Company entered into an agreement with International Technology Investments, LC ("International Technology") to jointly acquire Internet services and make investments in Internet-related businesses in Latin America and other international markets. To accomplish this, a new company, Emerging Networks, Inc. ("ENI") was formed. ENI, a wholly owned subsidiary of IFX, signed a letter of intent in early January 1999 to acquire International Connection Service of Venezuela, a comprehensive Internet Service Provider ("ISP") serving customers throughout Venezuela. Other such acquisitions are being investigated; however the Company has not entered into any definitive agreements or understandings with respect to the Venezuela nor any other such transactions. There can be no assurance that the Company will complete any such transactions, nor that any of these ventures will ultimately be profitable. IFX/Communications Ventures, Inc., ("CVI") also a wholly owned subsidiary of IFX, was formed to serve as the central network facilitator, responsible for managing, billing and administering all ISP equipment and as a provider of related mergers and acquisitions expertise within the Company at such time, if any, that ENI requires such services.

     In December 1998, the Company, through its wholly owned subsidiary, IFX/Telcom, Inc., acquired a limited partnership interest in Telcom.Net, L.P., a domestic telecommunications and Internet software development company that was co-founded in 1997 by Joel M. Eidelstein, the Company's President. The limited partnership interest entitles IFX/Telcom, Inc. to receive priority distributions of up to $200,000, the amount of the Company's invested capital, and after all of its other partners have received priority distributions equal to their aggregate invested capital, 25% of the profits of Telcom.Net, L.P.


Liquidity and Capital Resources
--------------------------------

     The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of short-term investments, which are reflected at market. IFX Ltd.'s role as a market maker in spot and forward foreign exchange markets for customer activities results in significant levels of customer-related balances on the Company's statement of financial condition.

     The Company's cash and short-term investment portfolio totaled $40,070,500 at December 31, 1998. Included in this amount is approximately $28,041,000 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

     As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of December 31, 1998, IFX Ltd.'s financial resources, as defined by the SFA, were approximately $4,808,000, which was approximately $1,463,000 in excess of its requirements.

     Stockholders' equity at December 31, 1998 was $13,807,400. Outstanding shares of Common Stock as of December 31, 1998 totaled 6,655,539.

     The Company continues to repurchase and retire shares of its Common Stock, pursuant to a repurchase program that permits the Company to purchase up to 1,000,000 shares. The Company did not repurchase any shares pursuant to this program during the quarter and the six months ended December 31, 1998.

     The Company issued 500,000 shares of Common Stock to International Technology for $1,000,000, effective November 23, 1998. Additionally, IFX has granted International Technology the right to purchase up to 5,500,000 additional shares of Common Stock at a price of $2.00 per share. These transactions were subject to shareholder approval which was obtained at the Company's Annual Meeting on February 3, 1999.

     As of June 30, 1998, the Company had lease commitments outstanding of approximately $2,100,000 through the year 2002. The majority of this commitment related to space leased in Chicago. While the Company remains legally committed under terms of the lease, subsequent to June 30, 1998, the Company subleased its' office space in Chicago through the end of the lease term. The Company has signed a sublease to occupy a much smaller space in Chicago through June 1999, providing for aggregate lease payments of approximately $70,000.

     For the six months ended December 31, 1998, cash used by operations was $1,036,300 compared to cash used in operations of $2,697,000 for the same period in fiscal 1998. The majority of cash provided by or used in operations is related to customer funds from customers of IFX Ltd. Cash flows from operations include the changes in invested customer funds and customer payables, and vary depending on the amount of excess customer funds at a given time. In addition, the Company invests cash not needed for operations at FX Chicago, Inc. in short-term investments such as U.S. Government obligations and overnight time deposits. As of December 31, 1998, the Company held $7,775,000 in such short-term investments.

     Management believes existing cash and short-term investments together with operating cash flows, access to equity capital, and borrowing capacity through its principal stockholder, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Additionally, the outstanding stock options discussed elsewhere in this report could provide a significant amount of additional capital should they be exercised.

Year 2000
---------

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

Results of Operations
----------------------

     IFX Ltd., the Company's London-based operation and its primary operating subsidiary, appears to be experiencing a slow-down of its growth in recent months. Its future prospects are less certain, in light of recent market events, including the stock-market turmoil and its related effect on hedge funds along with growing uncertainty in foreign markets. If there is a resulting overall tightening of credit, lenders may place greater emphasis on a borrower's balance sheet, a fact that could impede both the operations and growth of IFX, Ltd.'s business. In addition, the Company is concerned that the implementation of a single European currency as a result of the European Monetary Union may greatly reduce the profit opportunities available from foreign currency trading. On the other hand, the Company's earnings from the Sale of Assets have continued to increase during the six months ended December 31, 1998, as MINC generates additional business from the brokerage accounts it purchased from Index, and reduces the costs associated with that business. These earn-out revenues have somewhat offset the reduction in earnings by IFX, Ltd. Additionally, MINC paid the Company additional income on this business during the three and six months ended December 31, 1998 that was related to prior periods. However, pursuant to the Sale of Assets agreement, the Company's percentage of earnings from the brokerage accounts will decrease based upon a predetermined schedule over the remainder of the original sixty-six month period following the sale. As such, earnings from the Sale of Assets will decrease accordingly. The first reduction is scheduled to take place with the quarter ended March 31, 1999.

     Revenues were $3,341,800 and $6,887,300 during the three and six months ended December 31, 1998, respectively, representing a decrease of 8% and 10%, respectively, from the same periods a year ago. While trading revenues increased 8% for the three months ended December 31, 1998, compared to the same period a year ago, they decreased 17% for the six months ended December 31, 1998, when compared to the same period a year ago. This decrease was largely due to volatility in the foreign currency markets during the period. This market volatility likely contributed to a reduction of trading activity by IFX, Ltd.'s customers who are sensitive to perceived increased risk in the foreign currency markets. Interest income decreased by $130,200 and $510,200 for the three and six months ended December 31, 1998, respectively, a decrease of 19% and 30%, respectively, compared to the same periods a year ago. Lower market interest rates together with a decrease in IFX Ltd. customer funds on deposit contributed to lower overall interest income for the three and six months ended December 31, 1998.

     Revenues from the Sale of Assets increased by $27,500 and $514,300 during the three and six months ended December 31, 1998, respectively. This represents an increase of 2% and 27%, respectively, from the same periods a year ago. This increase includes $203,100 and $486,100 for the three and six months ended December 31, 1998, respectively, that was paid to the Company by MINC as additional income related to prior fiscal quarters of fiscal 1997, 1998 and 1999. These adjustments are included in the earnings from the Sale of Assets for the three and six months ended December 31, 1998, attributing to a significant portion of the increase in the revenue from the Sale of Assets for these period compared to the same periods a year ago. The increase in the Company's earnings from the Sale of Assets during the six months ended December 31, 1998 as compared to the same period a year ago was also due to MINC generating more business from the brokerage accounts it purchased from Index while at the same time holding down the costs it takes to operate the business. The earnings for the three months ended December 31, 1998, exclusive of the prior period adjustments of $203,100, actually decreased $175,600 compared to the same period a year ago, primarily due to a slow-down of the acquired business activity.

     Total expenses were $2,137,600 and $4,220,000 during the three and six months ended December 31, 1998, respectively, representing an increase of 5% for the three months and a decrease of 6% for the six months ended December 31, 1998, respectively, when compared to the same periods a year ago. The increase in the expense for the three months ended December 31, 1998 is largely due to increased compensation expense related to the formation of CVI. This increase was partially offset by the reduction in other expenses that resulted from a refund of previously paid Value Added Tax to IFX Ltd. The decrease in the expenses for the six months ended December 31, 1998 is largely attributable to a reduction of consulting fees resulting from the Sale of Assets, and a reduction of interest expense. The interest expense reduction resulted from the repayment of debt which was outstanding during part of the quarter ended September 30, 1997, but which was paid off prior to the end of that quarter. The reduction in expense was partially offset by the increase in rent and occupancy expense resulting in large part due to a one-time brokerage fee paid by the Company to sublet its office space in Chicago.

     As a result of the aforementioned changes in revenues and expenses, net income for the quarter ended December 31, 1998 is $649,100 or $.10 per share compared to net income of $773,400 or $.12 per share for the quarter ended December 31, 1997.

     Net income for the six months ended December 31, 1998, was $1,472,200 or $.24 per share, compared to net income of $1,661,100 or $.26 per share for the same period a year ago.

     The Board of Directors has been exploring various business opportunities for the Company now that FX Chicago, Inc. no longer acts as a futures commission merchant, and as a result has capital available for investments. Based on its evaluation, the Company has determined that the Internet and telecommunications industries present the greatest opportunities for the Company's future investment and growth, though the risks associated with these lines of business are extremely high. Accordingly, the Company intends to pursue the development and acquisition of Internet services and telecommunication businesses with the proceeds from the Sale of Assets, joint ventures and private equity offerings. In November 1998, the Company entered into an agreement with International Technology to jointly acquire Internet services and make investments in Internet-related businesses in Latin America and other international markets through ENI. ENI, a wholly owned subsidiary of IFX, signed a letter of intent in early January 1999 to acquire International Connection Service of Venezuela, a comprehensive Internet Service Provider ("ISP") serving customers throughout Venezuela. CVI, also a wholly owned subsidiary of IFX, was formed to serve as the central network facilitator, managing, billing and administering all ISP equipment and provider of related mergers and acquisitions expertise within the Company at such time, if any, that ENI requires such services. In December 1998, the Company, through its wholly owned subsidiary, IFX/Telcom, Inc., acquired a limited partnership interest in Telcom.Net, L.P., a domestic telecommunications and Internet software development company co-founded by Joel Eidelstein, the Company's President.


Forward-Looking Statements
--------------------------

     Statements contained in this Form 10-Q regarding the Company's prospective business opportunities, anticipated future results of operations and planned expansion are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements include (i) the Company's belief that it will not incur material costs or operational disruptions as a result of Year 2000 problems that may be resident in its, or its customers' and suppliers' computer information systems, (ii) potential changes in the projected future business prospects and continued profitability of IFX Ltd.'s operations, (iii) the Company's belief that the Internet and telecommunications industries present profitable investment and growth opportunities for the Company and the Company's abilities to succeed and be profitable in the development and acquisition of Internet services and telecommunication businesses, (iv) the amount of future revenues the Company expects to receive from MINC pursuant to the Sale of Assets Agreement, (v) the amount and nature of planned capital expenditures, (vi) the Company's belief that its existing cash, short-term investments, operating cash flows, access to equity capital and borrowing capacity will be sufficient to finance the Company's ongoing operations and future capital expenditures, and
(vii) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

     In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause the Company's actual results, performance or achievements to differ materially from those implied by such forward-looking statements: The Company has not determined (and may be unable to determine) with certainty the magnitude and scope of any Year 2000 problems that may be resident on its, or on its customers' or suppliers' information or non-information systems. There can be no assurance that IFX Ltd. can maintain its historic growth rate or profitability. The amount of revenues the Company receives pursuant to the Sale of Assets agreement is dependent upon (i) the amount of earnings MINC generates from the brokerage accounts it purchased from Index and (ii) the contractual percentage of such earnings to which the

     Company is entitled, which is set forth in the agreement and decreases over time. The Company cannot accurately predict how creation of a single European currency and the implementation of the European Monetary Union will affect the profitability of its foreign currency trading operations. The Company has never conducted business in the telecommunications or Internet-related industries and there can be no assurance that the Company's entrance into these industries will be successful.


Item 3. - Quantitative and Qualitative Disclosures about Market Risk

     The Company's exposure to market risk is directly related to its role, through IFX Ltd., as a foreign exchange market maker in customer-related transactions. IFX Ltd.'s primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the financial instruments. When IFX Ltd. buys or sells a foreign currency or a financial instrument denominated in a foreign currency, exposure exists from the net open currency position. Until selling or buying an equivalent amount of the same currency covers the position, IFX Ltd. is exposed to the risk that the exchange rate may move against it. In general, IFX Ltd. offsets it open customer positions, thus substantially reducing its foreign exchange rate risk. IFX Ltd. is also exposed to credit risk. Credit risk arises from the potential inability of market counterparties, such as exchanges and banks, or customers to perform an obligation in accordance with the terms of the contract. IFX Ltd. has established policies and procedures to manage credit risk. A Credit Committee is responsible for approving and reviewing new and existing customer accounts. The Committee is responsible for establishing margin requirements and margin call levels, position limits and trade restrictions (i.e., 1-month forward trading, instrument types, etc.). The Finance Officer is responsible for monitoring all customer accounts on a daily basis to ensure that they are in compliance with the agreed terms of trading. Customer trading positions, equity balances, margin excess amounts, and margin calls are monitored daily. As IFX Ltd. conducts the majority of its business for its customers in foreign currencies on the spot market, its trades generally settle on the next business day. However, if margin calls are necessary and not satisfied in a timely manner, (i.e. within 5 days), IFX Ltd. reserves the right to liquidate all or part of the customer's open positions. Management believes that with trades settling the next business day and the margin policies it employs, its credit risk is somewhat mitigated.

                          Part II - Other Information

Item 1.   Legal Proceedings

See Notes to Consolidated Financial Statements.


Item 5.   Other Information

     The Company's Annual Meeting of Shareholders was held on February 3, 1999. All shareholders of record as of the close of business on December 14, 1998 were entitled to receive notice of and to vote at the Company's 1998 Annual Meeting.


Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          11.1 Computation of earnings per Common Share

          27   Financial Data Schedule (EDGAR only)

     (B)  REPORTS ON FORM 8-K

          - On November 23, 1998, the Company filed a report on Form 8-K reporting the agreement between International Technology Investments, LC, Lee Casty and the Company.

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



                                                    IFX CORPORATION
                                              --------------------------
                                                      (Registrant)



Dated:  February 11, 1999                     By:    /S/ COLLEEN M. DOWNES
                                                     ------------------------
                                                     Colleen M. Downes
                                                     Chief Financial Officer