Form 10-Q
period 1999-03-31
IFX CORP
filed 1999-05-14
CIK 792861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File #  0-15187


                                IFX Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            36-3399452
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


200 West Adams Street, Suite 1460, Chicago, Illinois              60606
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (312) 419-9530
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X   Yes               No
                            ---               ---

As of the date of this report, the issuer had outstanding 6,762,307 shares of common stock, $.02 par value per share.

                        IFX CORPORATION AND SUBSIDIARIES

                         Part I - Financial Information



Item 1.  Financial Statements

         Immediately following this page, the following financial information of the Registrant is filed as part of this Report.



                                                                  Page
                                                                  ----
       Consolidated statements of financial condition
       as of March 31, 1999 and June 30, 1998.                      3

       Consolidated statements of operations for the
       three months and nine months ended March 31,
          1999 and 1998.                                            4

       Consolidated statements of cash flows for the
       nine months ended March 31, 1999 and 1998.                   6

       Notes to consolidated financial statements.                  7

                        IFX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               ASSETS
                                                                  March 31,         June 30,
                                                                    1999              1998
                                                                -------------     ------------
                                                                 (Unaudited)        (Audited)
Cash                                                            $     312,800     $     535,200
Short-term investments                                             50,204,500        36,068,800

Receivables:
    Brokers and dealers                                             5,288,500         4,573,100
    Customers                                                       1,085,400         1,646,800
    Affiliates                                                         57,500            54,600
    Other                                                             947,500         1,452,600
    Less- Allowance for doubtful accounts                             (80,100)         (358,900)
                                                                -------------     -------------
                                                                    7,298,800         7,368,200
Investments in and advances to affiliated
  partnerships                                                        350,000           134,200
Notes receivable                                                      807,700           811,400
Furniture, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization  of
  $447,000 and $298,800, at March 31, 1999
   and June 30, 1998, respectively.                                   505,200           143,000
Other assets                                                          626,100           293,100
                                                                -------------     -------------

    Total                                                       $  60,105,100     $  45,353,900
                                                                =============     =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Payables:
    Brokers and dealers                                         $   1,162,800     $     863,100
    Customers and counterparties                                   40,340,700        29,632,900
    Affiliates and employees                                           72,900                 -
Accounts payable and accrued expenses                               1,931,300         1,601,200
                                                                -------------     -------------
    Total payables                                                 43,507,700        32,097,200

Minority interest                                                   2,296,000         1,921,500

Stockholders' equity:
  Common stock, $.02 par value;
   150,000,000 shares authorized,
   6,655,539 and 6,155,539 issued and
   outstanding at March 31, 1999 and June
   30, 1998, respectively.                                            133,100           123,100
  Paid-in-capital and retained earnings                            13,713,400        11,212,100
   Stock purchase right                                               454,900                 -
                                                                -------------     -------------
    Total stockholders' equity                                     14,301,400        11,335,200
                                                                -------------     -------------

    Total                                                       $  60,105,100     $  45,353,900
                                                                =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------
Revenues:
      Commissions ..............................   $   129,300   $   403,500
      Interest .................................       751,500       681,300
      Trading gains, net .......................     1,740,200     1,700,500
      Earn-out from Sale of Assets .............       825,400       995,800
      Other ....................................        79,300        80,500
                                                   -----------   -----------

          Total revenues .......................     3,525,700     3,861,600
                                                   -----------   -----------

Expenses:
      Commission and brokerage .................       122,500       307,900
      Compensation and related benefits ........       716,700       670,600
      Communications ...........................       187,800       158,900
      Interest .................................       401,500       399,500
      Rent and other occupancy .................       157,300       225,500
      Business promotion .......................       140,400       161,100
      Professional and consulting fees .........       378,600       261,400
      Depreciation .............................        59,800        38,900
      Other ....................................       237,300       115,800
                                                   -----------   -----------

          Total expenses .......................     2,401,900     2,339,600
                                                   -----------   -----------

Income before income taxes and minority interest     1,123,800     1,522,000
Income tax expense .............................       350,100       515,400
                                                   -----------   -----------

Net income before minority interest ............       773,700     1,006,600

Minority interest ..............................       279,700       241,900
                                                   -----------   -----------

Net income .....................................   $   494,000   $   764,700
                                                   ===========   ===========


      Basic earnings per share:

      Net income ...............................   $       .07   $       .12
                                                   ===========   ===========


      Weighted average number of
        Common shares outstanding ..............     6,655,539     6,278,584
                                                   ===========   ===========

      Diluted earnings per share:

      Net income ...............................   $       .04   $       .12
                                                   ===========   ===========

      Weighted average number of
           Common shares outstanding ...........    11,138,702     6,278,584
                                                   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)

                                                       Nine Months Ended
                                                           March 31,
                                                   -------------------------
                                                       1999         1998
                                                   -----------   -----------
Revenues:
      Commissions ..............................   $   464,200   $   835,600
      Interest .................................     1,957,200     2,397,100
      Trading gains, net .......................     4,674,300     5,245,200
      Earn-out from Sale of Assets .............     3,274,000     2,930,100
      Other ....................................        43,400        90,900
                                                   -----------   -----------

          Total revenues .......................    10,413,100    11,498,900
                                                   -----------   -----------

Expenses:
      Commission and brokerage .................       623,300       671,600
      Compensation and related benefits ........     2,124,100     1,771,900
      Communications ...........................       528,800       537,600
      Interest .................................     1,097,100     1,511,300
      Rent and other occupancy .................       673,100       618,800
      Business promotion .......................       360,000       379,500
      Professional and consulting fees .........       779,400       763,900
      Depreciation .............................       148,200       136,000
      Other ....................................       288,000       421,800
                                                   -----------   -----------

          Total expenses .......................     6,622,000     6,812,400
                                                   -----------   -----------

Income before income taxes and minority interest     3,791,100     4,686,500
Income tax expense .............................     1,295,400     1,480,500
                                                   -----------   -----------

Net income before minority interest ............     2,495,700     3,206,000

Minority interest ..............................       529,500       780,200
                                                   -----------   -----------

Net income .....................................   $ 1,966,200   $ 2,425,800
                                                   ===========   ===========

      Basic earnings per share:

      Net income ...............................   $       .31   $       .39
                                                   ===========   ===========

      Weighted average number of
        common shares outstanding ..............     6,390,940     6,277,627
                                                   ===========   ===========

      Diluted earnings per share:

      Net income ...............................   $       .24   $       .39
                                                   ===========   ===========

      Weighted average number of
        common shares outstanding ..............     8,246,946     6,277,627
                                                   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           1999            1998
                                                                       ------------    ------------
Cash flows from operating activities:
      Net income ...................................................   $  1,966,200    $  2,425,800
      Adjustments to reconcile net income to net cash
        provided by (used in ) operating activities:
      Depreciation .................................................        148,200         136,000
      Deferred taxes ...............................................       (145,300)         (6,000)
      Doubtful accounts expense ....................................        243,200          (7,600)
      Equity in net gain in partnership investments ................        (39,800)         (7,800)


Changes in:
      Short-term investments .......................................    (14,135,700)      8,554,400
      Receivables ..................................................       (199,000)     (2,491,700)
      Other assets .................................................       (333,000)        107,100
      Payables .....................................................     11,105,400      (8,648,800)
      Accounts payable and accrued expenses ........................        475,600      (1,627,000)
                                                                       ------------    ------------

        Cash provided by (used in) operating activities ............       (914,200)     (1,565,600)
                                                                       ------------    ------------

Cash flows from investing activities:
      Decrease (increase) in notes receivable ......................          3,700        (194,500)
      Purchase of furniture, equipment and leasehold
        Improvements ...............................................       (510,400)        (41,000)
      Investments in/advances to affiliated partnerships ...........       (176,000)        (14,000)
                                                                       ------------    ------------

        Cash provided by (used in) investing activities ............       (682,700)       (249,500)
                                                                       ------------    ------------

Cash flows from financing activities:
      Repayment of notes payable ...................................           --        (1,586,600)
      Minority interest ............................................        374,500         676,200
      Issuance (repurchase) of common stock and stock purchase right
                                                                          1,000,000          (7,100)
                                                                       ------------    ------------

        Cash provided by (used in) financing activities ............      1,374,500        (917,500)
                                                                       ------------    ------------

Increase (decrease) in cash ........................................       (222,400)     (2,732,600)

Cash, beginning of period ..........................................        535,200       3,279,300
                                                                       ------------    ------------

Cash, end of period ................................................   $    312,800    $    546,700
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

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)




Basis of Presentation
---------------------

         The consolidated financial statements of IFX Corporation include the accounts of IFX Corporation (formerly Jack Carl/312-Futures, Inc., "JC/312") and subsidiaries (collectively, the "Company" or "IFX"). All material intercompany accounts and transactions have been eliminated in consolidation. Until July 1, 1996, the Company engaged principally in the business of effecting transactions in futures and options on futures contracts for the accounts of customers and the operation of commodity pools. FX Chicago, Inc., (formerly Index Futures Group, Inc., or "Index"), until July 1, 1996, was the principal operating subsidiary of JC/312. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D. & F. Man International Inc. ("MINC"). Index ceased being a registered futures commission merchant with the Commodity Futures Trading Commission ("CFTC") in December, 1996. As a condition of the Sale of Assets, Index changed its name to FX Chicago, Inc. IFX, Ltd. (formerly Index FX, Ltd.), a British corporation and a majority owned subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority.

     Following the Sale of Assets, the Company decided not to reinvest the sales proceeds in its commodities brokerage business and has been exploring other industries and business opportunities. Based on its research, the Company has determined that the Internet and telecommunications industries present the greatest opportunities for the Company's future investment and growth, though the risks associated with these lines of business are extremely high. Accordingly, the Company has recently begun to pursue the development of Internet services and the acquisition of Internet service providers ("ISPs") in South America and Mexico in addition to acquiring an interest in a telecommunication business with the proceeds from the Sale of Assets and private equity offerings.

     In November 1998, the Company entered into an agreement with International Technology Investments, LC ("International Technology") to jointly acquire Internet services and make investments in Internet-related businesses in Latin America and other international markets. The Company is presently in the process of developing and acquiring ISP related businesses. Expenses incurred by these new entities are included in the Consolidated Statements of Operations for the three and nine months ended March 31, 1999.

In March 1999, the Company formed, through wholly owned subsidiaries, companies in Costa Rica, Argentina and Columbia. On March 23, 1999, the Argentinean company was granted a license from the government of Argentina to offer full value added telecommunications services and data transmission throughout the country. The companies in Costa Rica and Columbia are seeking similar licenses.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)




         In December 1998, the Company, through a wholly owned subsidiary, acquired a 25% limited partnership interest in Telcom.Net, L.P., a domestic telecommunications and Internet software development company that was co-founded in 1997 by Joel M. Eidelstein, the Company's President. The limited partnership interest entitles the Company to receive priority distributions of up to $200,000, the amount of the Company's invested capital, and after all of its other partners have received priority distributions equal to their aggregate invested capital, 25% of the profits of Telcom.Net, L.P. This investment is recorded in Investments in and advances to affiliated partnerships in the Company's Consolidated Statements of Financial Condition.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter and the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the fiscal 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1998.



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

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)




         In April 1994, Index, without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action filed on September 29, 1992. In a related action, the equity receiver of a commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. On December 4, 1997, the Court of Appeals affirmed the district judge's dismissal of all claims against Index. On January 13, 1998, the Court of Appeals denied the Supplemental Plaintiffs' request for a rehearing of its appeal. On October 2, 1998, the attorney for the equity receiver of the commodity pool filed a class-action suit on behalf of a putative class composed of persons who had given money to the commodity pool operator to invest, some of which was deposited in brokerage accounts at Index by the commodity pool operator. (Wesselhoff v. FX Chicago, Inc. et al., Circuit Court of Cook County, Chancery Division, case number 98-CH-13396). The plaintiff seeks damages of $600,000 plus prejudgment interest, punitive damages, and lost investment opportunity. The Company believes that the allegations in the complaint against FX Chicago, Inc. and the Company are without merit and will defend vigorously.

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

         On October 27, 1998, a complaint was filed by James Feltman as liquidating agent of L. Luria & Son, Inc. (Case No. 97-16731-BKC-RAM) seeking recovery from the Company of $368,188.84. Starting in the winter of 1996, the Company entered into an arrangement with the suppliers of L. Luria & Son, Inc. pursuant to which the Company advanced funds on behalf of L. Luria & Son, Inc. in order to allow it to purchase inventory. L. Luria & Son, Inc. reimbursed the Company for amounts that it had advanced. The complaint alleges that the Company was an insider of L. Luria & Son, Inc. because of Joel Eidelstein's relationship to L. Luria & Son, Inc. and that the amounts that L. Luria & Son, Inc. paid the Company constituted preferences under the Bankruptcy laws. On March 1, 1999, the Company reached an agreement to settle this complaint for $92,222.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)




         On December 28, 1998, John and Christina Blazina, filed an NFA arbitration against Index and others, alleging breach of fiduciary duty, fraud, breach of contract and negligence in the solicitation and trading of a series of managed accounts opened at Index in 1995. Claimant seeks an award of $500,000, composed of alleged actual damages of $262,500, punitive damages of $170,000 and various other costs and fees. The Company believes that the allegations are without merit and will defend vigorously.


Other-
-------

         In connection with the July 1996 Sale of Assets agreement, Index issued a limited indemnification agreement to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale.

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

         The newly formed companies in Columbia, Argentina and Costa Rica have entered into lease commitments ranging from one to three years in duration. As of March 31, 1999, aggregate lease payments pursuant to these contracts totaled approximately $131,000.


Sale of Assets
--------------

         The purchase price payable by MINC in connection with the Sale of Assets is based on a percentage of the net income, as defined in the Sales Agreement, of the transferred activities during the sixty-six month period following the sale. During the three months and nine months ended March 31, 1999, the Company earned $825,400 and $3,274,000, respectively from the Sale of Assets. During the three months and nine months ended March 31, 1998 the Company earned $995,800 and $2,930,100 respectively from the Sale of Assets. Reported revenues during previous quarters of fiscal 1999, 1998 and 1997 were adjusted by MINC and increased by $486,100 during the nine months ended March 31, 1999. This adjustment was included in the Earn-out from Sale of Assets for the nine months ended March 31, 1999.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)




Employee Stock Option Grant
---------------------------

         In November, 1998, the Board of Directors granted to the Company's President, an option to purchase 300,000 shares of Common Stock, exercisable at $3.00 per share (the price of the stock as reported by the NASDAQ Stock Market as of the date of the grant was $1.75 per share). This option vested 25% on each of November 10, 1998 and January 1, 1999 and will vest an additional 25% on each of January 1, 2000 and January 1, 2001. These options were considered dilutive for the diluted earnings per share calculation for the three months and nine months ended March 31, 1999, and accordingly, are included in those calculations.


Sale of Stock and Right to Purchase Common Stock
------------------------------------------------

         As previously mentioned, the Company entered into an agreement with International Technology and another major shareholder pursuant to which the Company formed ENI and other related companies to pursue opportunities in providing Internet services in Latin America and other international locales. In connection with that agreement, the Company issued to International Technology 500,000 shares of Common Stock and the right to purchase up to 5,500,000 additional shares of Common Stock, at a price of $2.00 per share, for a total price of $1,000,000, effective November 23, 1998. Using a fair value pricing model, the value of this right to purchase additional shares of common stock was estimated at approximately 45% of the value of the total consideration received for the stock and the stock purchase right. This right to purchase stock was considered dilutive for the earnings per share calculation for the three and nine months ended March 31, 1999 and accordingly, was included in the diluted earnings per share calculations.


Capital Requirements
--------------------

     IFX Ltd. became a registrant of the British Securities and Futures Authority ("SFA") during November 1996. As such, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of March 31, 1999, IFX Ltd.'s financial resources, as defined by the SFA, were approximately $5,331,000, which was approximately $2,406,000 in excess of its requirements.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)




Subsequent Events
-----------------

     On April 12, 1999, the Company, through a wholly owned subsidiary, purchased all of the capital stock of Interweb Mexico, S.A. de C.V. ("Interweb"), an ISP based in Mexico City, Mexico, for approximately $700,000, plus an additional amount on the first anniversary of the closing if certain conditions are met.

     On April 15, 1999, the Company acquired, through a wholly owned subsidiary, all of the capital stock of International Connection Service 1500, C.A. ("Intercon"), an ISP based in Caracas, Venezuela. The consideration paid in this acquisition was 12,982 shares of the Company's common stock, plus additional shares contingent upon the number of qualified users one year after the closing.

     On April 16, 1999, Intercon acquired certain Internet service-related assets, including customer lists, from Eldish Marketing, C.A. ("Eldish"), an ISP located in Caracas Venezuela, for $100,000 plus the issuance of 93,786 shares of the Company's common stock. The Company intends to consolidate the customers acquired from Eldish into Intercon.

     On April 23, 1999, IFX, through a wholly owned subsidiary, entered into an agreement with YUPI Internet, Inc. ("Yupi"), a Miami, Florida based company. Yupi has developed a Spanish-language web navigation and portal site. Pursuant to such agreement, IFX invested $3 million into Yupi in exchange for convertible preferred stock and the right to acquire up to 25,901 shares of Yupi common stock at an exercise price of $23.16 per share (which, together with the Company's prior investment, equals approximately 10% of the equity interest of
Yupi).

         In May 1999, the Company signed a letter of intent with IFX Ltd. and the other significant stockholder of IFX Ltd. pursuant to which IFX Ltd. agreed to redeem the shares of IFX Ltd. capital stock owned by the Company. As consideration for such redemption, IFX Ltd. will pay to the Company a pro rata portion of IFX Ltd.'s paid in capital and a specified percentage of IFX Ltd.'s future earnings. The redemption is subject to the parties' execution of definitive documentation and is expected to close by June 30, 1999. The amount of future earnings of IFX Ltd. and the proceeds to the Company from this redemption currently are undeterminable. Earnings from IFX, Ltd. included in the Consolidated Statement of Operations totaled approximately $602,200 and $1,221,600, respectively, for the three months and nine months ended March 31, 1999, respectively.

         In April 1999 the Company signed a five-year lease for new space, to commence July 1, 1999. This lease provides for aggregate payments totaling approximately $350,000.

                        IFX CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended March 31, 1999.


Overview
--------

         IFX Corporation (formerly Jack Carl/312-Futures, Inc.), (which when consolidated with its subsidiaries is henceforth referred to as the "Company" or "IFX") is a holding company which operates its business through its subsidiaries. FX Chicago, Inc., (formerly Index Futures Group, Inc., or "Index"), which until July 1, 1996, was the Company's principal operating subsidiary, provided a full range of futures brokerage, clearing and back office services for institutional and public commodity traders. It was a clearing member of all major U.S. commodity exchanges. Effective July 1, 1996, Index sold, transferred and assigned substantially all of its brokerage accounts ("Sale of Assets") to E.D.& F. Man International, Inc. ("MINC"). As a result of the Sale of Assets, Index no longer acts as a futures commission merchant. It immediately withdrew as a clearing member from all commodity exchanges, and terminated its registration as a futures commission merchant in December, 1996. As a condition of the Sale, Index changed its name to FX Chicago, Inc. Operations at FX Chicago, Inc. are currently limited to activity relating to the net income derived from the Sale of Assets. IFX Ltd. (formerly Index FX, Ltd.), a British corporation and a subsidiary of IFX Corporation, continues to conduct foreign exchange business as a registrant of the British Securities and Futures Authority ("SFA"). IFX Ltd. commenced trading operations in October, 1995 and became an SFA registrant in November, 1996.

         Following the Sale of Assets, the Company decided not to reinvest the sales proceeds in its commodities brokerage business and has been exploring other industries and business opportunities. Based on its research, the Company has determined that the Internet and telecommunications industries present the greatest opportunities for the Company's future investment and growth, though the risks associated with these lines of business are extremely high. Accordingly, the Company has recently begun to pursue the development of Internet services and the acquisition of Internet service providers ("ISPs") in South America and Mexico in addition to acquiring interest in a telecommunication business with the proceeds from the Sale of Assets and private equity offerings.

         In November 1998, the Company entered into an agreement with International Technology Investments, LC ("International Technology") to jointly acquire Internet services and make investments in Internet-related businesses in Latin America and other international markets. The Company is presently in the process of developing and acquiring ISP related businesses.

     In March 1999, the Company formed, through wholly owned subsidiaries, companies in Costa Rica, Argentina and Columbia. On March 23, 1999, the Argentinean entity was granted a license from the government of Argentina to offer full value added telecommunications services and data transmission throughout the country. The companies in Costa Rica and Columbia are seeking similar licenses.

         In December 1998, the Company, through a wholly owned subsidiary, acquired a 25% limited partnership interest in Telcom.Net, L.P., a domestic telecommunications and Internet software development company that was co-founded in 1997 by Joel M. Eidelstein, the Company's President. The limited partnership interest entitles the Company to receive priority distributions of up to $200,000, the amount of the Company's invested capital, and after all of its other partners have received priority distributions equal to their aggregate invested capital, 25% of the profits of Telcom.Net, L.P.

         Subsequent to March 31, 1999, the Company, through its subsidiaries, has completed acquisitions and other business combinations and investments, and intends to complete future acquisitions, to develop a Latin American pan-regional network of ISPs. The following is a summary of the Company's significant acquisition activities to date:

Business Acquired                          Consideration Paid                                Date
-----------------                          ------------------                                ----
Interweb Mexico, S.A. de C.V., an ISP      Approximately $700,000, plus an additional        April 12, 1999
based in Mexico City, Mexico               amount on the first anniversary of the closing
                                           if certain conditions are met.


International Connection Service 1500,     12,982 shares of Common Stock, plus               April 15, 1999
C.A., an ISP based in Caracas, Venezuela   additional shares contingent upon the number
                                           of qualified users one year after the closing

Eldish Marketing, C.A., an ISP based in    $100,000 plus the issuance of 93,786 shares of    April 16, 1999
Caracas, Venezuela                         Common Stock

YUPI Internet, Inc., a Spanish-language    $3.0 million for convertible preferred stock,     April 23, 1999
web navigation and portal site             plus the right to acquire up to 25,901 shares
                                           of YUPI common stock for $23.16 per share
                                           (which, together with the Company's prior
                                           investment, equals approximately 10% of the
                                           equity interest of Yupi)


Liquidity and Capital Resources
-------------------------------

         The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of short-term investments, which are reflected at market. IFX Ltd.'s role as a market maker in spot and forward foreign exchange markets for customer activities results in significant levels of customer-related balances on the Company's statement of financial condition.

         The Company's cash and short-term investment portfolio totaled $50,517,300 at March 31, 1999. Included in this amount is approximately $39,891,800 of funds from IFX Ltd. customers, which have been invested by IFX Ltd. on the customers' behalf or are held in segregated cash accounts, pursuant to rules of the SFA. The Company's positions are generally liquid. The portfolio is invested primarily in U.S. dollar denominated securities, but also includes foreign currency positions deposited by IFX customers.

         As a registrant, IFX Ltd. is subject to the financial resources requirements adopted and administered by the SFA. As of March 31, 1999, IFX Ltd.'s financial resources, as defined by the SFA, were approximately $5,331,000, which was approximately $2,406,000 in excess of its requirements.

         Stockholders' equity at March 31, 1999 was $14,301,400. Outstanding shares of Common Stock as of March 31, 1999 totaled 6,655,539.

         The Company may repurchase and retire shares of its Common Stock, pursuant to a repurchase program that permits the Company to purchase up to 1,000,000 shares. The Company did not repurchase any shares pursuant to this program during the quarter and the nine months ended March 31, 1999.

         The Company entered into an agreement with International Technology and another major shareholder pursuant to which the Company formed various wholly owned subsidiaries to pursue opportunities in providing Internet services in Latin America and other international locales. In connection with that agreement, the Company issued to International Technology 500,000 shares of Common Stock and the right to purchase up to 5,500,000 additional shares of Common Stock, at a price of $2.00 per share, for a total price of $1,000,000, effective November 23, 1998. Using a fair value pricing model, the value of this right to purchase additional shares of common stock was estimated at approximately 45% of the value of the total consideration received for the stock and the stock purchase right. This transaction was subject to shareholder approval, which was obtained at the Company's Annual Meeting on February 3, 1999.

         As of June 30, 1998, the Company had lease commitments outstanding of approximately $2,100,000 through the year 2002. The majority of this commitment related to space leased in Chicago. While the Company remains legally committed under terms of the lease, subsequent to June 30, 1998, the Company subleased its' office space in Chicago through the end of the lease term. The Company has signed a sublease to occupy a much smaller space in Chicago through June 1999, providing for aggregate lease payments of approximately $70,000. The newly formed companies in Columbia, Argentina and Costa Rica have signed leases providing for aggregate lease payments of approximately $131,000 as of March 31, 1999. Subsequent to March 31, 1999, the Company signed a five-year lease for new space, to commence July 1, 1999. This lease provides for aggregate payments totaling approximately $350,000.

         For the nine months ended March 31, 1999, cash used by operations was approximately $914,200 compared to cash used in operations of $1,565,600 for the same period in fiscal 1998. The majority of cash provided by or used in operations is related to customer funds from customers of IFX Ltd. Cash flows from operations include the changes in invested customer funds and customer payables, and vary depending on the amount of excess customer funds at a given time. In addition, the Company invests cash not needed for operations at FX Chicago, Inc. in short-term investments such as U.S. Government obligations and overnight time deposits. As of March 31, 1999, the Company held $10,445,000 in such short-term investments.

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

Year 2000
---------

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem relates to whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate wrong data or fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations will potentially be affected in some way.

         We are currently engaged in a process to evaluate our internal status with respect to the Year 2000 issue, utilizing certain employees in our evaluation of possible Year 2000 problems. The costs and expenses of such an evaluation have not been material. To date, we have not discovered Year 2000 issues in the course of our assessment that would have a material adverse effect on our business, results of operations or financial condition; however, we can give no assurance that all Year 2000 issues were discovered during the assessment or that we will not discover additional Year 2000 issues that could have such an effect.

         Concurrently with the analysis of our internal systems, we have begun to survey third-party entities with which we transact business, including critical vendors and financial institutions, for Year 2000 compliance. With respect to the most critical vendors, we are in the process of evaluating the Year 2000 preparedness of our telecommunications providers, on which we are reliant for the network services crucial to web hosting and Internet connectivity services. We are actively working to mitigate any potential impact by maintaining diverse providers for such network services. However, failure of any one provider may have a material impact on our operations. We completed this survey in the third quarter of 1999. Based on our conversations with these third party entities, there does not appear to be any cause for concern. If, however, this turns out to be incorrect, we cannot, at this time, estimate the effect, if any, that non-compliant systems at these entities could have on us, and we can give no assurance that the impact, if any, will not be material.


Results of Operations
---------------------

         In May 1999, the Company signed a letter of intent with IFX Ltd. and the other significant stockholder of IFX Ltd. pursuant to which IFX Ltd. agreed to redeem the shares of IFX Ltd. capital stock owned by the Company. As consideration for such redemption, IFX Ltd. will pay to the Company a pro rata portion of IFX Ltd.'s paid in capital and a specified percentage of IFX Ltd.'s future earnings. The redemption is subject to the parties' execution of definitive documentation and is expected to close by June 30, 1999. The amount of future earnings of IFX Ltd. and the proceeds to the Company from this redemption currently are undeterminable. Earnings from IFX Ltd. included in the Consolidated Statement of Operations totaled approximately $602,200 and

$1,221,600, respectively, for the three months and nine months ended March 31, 1999.

         Though the Company's earnings from the Sale of Assets show an increase during the nine months ended March 31, 1999, they decreased for the three months ended March 31, 1999 as compared to the same period a year ago. This decrease is due to the fact that the Company's percentage of earnings from the brokerage accounts decreased from 40% to 30%, pursuant to the Sale of Assets agreement. This payout percentage will remain in effect through December 31, 1999. After that date, the payout percentage drops to 20%, where it will remain until the Sale of Asset agreement ends on December 31, 2001.

         As previously mentioned, the Company has recently begun to pursue the development of Internet services and the acquisition of Internet service providers ("ISPs") in South America and Mexico and the acquisition of an interest in a telecommunication business with the proceeds from the Sale of Assets and private equity offerings. Associated with this business development are increased expenses, which to date have not been offset by revenue. It is anticipated that such business development costs will continue to increase for some time, as the Company develops its Internet network infrastructure throughout its target area. This development and expansion will require substantial financial, operational and managerial resources. The process of developing, acquiring and consolidating its ISPs and integrating its regional operations may take a significant period of time and may place a significant strain on the Company's financial resources. The Company may increase expenditures in order to accelerate the integration and consolidation of its ISPs with the goal of achieving longer-term cost savings and improved profitability. These expenses may include the following, among others: the elimination of redundant staffing positions; personnel relocation; the cancellation of overlapping unnecessary Internet access contracts; the closure of redundant points of presence; system upgrades; and the integration of these ISPs' operations onto our network, customer care, billing, financial and other international support systems. However, no assurance can be given that these projected long-term cost savings and improvements in profitability can or will be realized. Further, no assurance can be given that customer support resources will be sufficient to manage the growth in this business or that the Company will be successful in implementing its expansion program in whole or in part.

         Revenues were $3,525,700 and $10,413,100 during the three and nine months ended March 31, 1999, respectively, representing a decrease of 9% from the same periods a year ago. Trading revenues decreased 11% and 15% for the three months and nine months ended March 31, 1999, respectively, compared to the same periods a year ago. These decreases were largely due to volatility in the foreign currency markets during the periods. This market volatility likely contributed to a reduction of trading activity by IFX, Ltd.'s customers who are sensitive to perceived increased risk in the foreign currency markets. While interest income was basically unchanged for the three month period ended March 31, 1999, compared to the same period a year ago, it decreased $439,900, or 18% for the nine months ended March 31, 1999, compared to the same period a year ago. Lower market interest rates together with a decrease in IFX Ltd. customer funds on deposit contributed to lower overall interest income nine month period ended March 31, 1999. Customer deposits were up somewhat for the three month period ended March 31, 1999 as compared to the same period a year ago, a factor which basically offset the potential loss in interest income that would be associated with lower rates for this period.

         Revenues from the Sale of Assets decreased $170,400 for the three months ended March 31, 1999, compared to the same period a year ago. This decrease is due to the fact that the Company's percentage of earnings from the brokerage accounts decreased from 40% to 30% this quarter, pursuant to the Sale of Assets agreement. This 30% payout percentage will remain in effect through December 31, 1999. After that date, the payout percentage drops to 20%, where it will remain until the Sale of Asset agreement ends on December 31, 2001. Revenues from the Sale of Assets increased $343,900 for the nine months ended March 31, 1999, as compared to the same period a year ago. This increase was due to the inclusion of an adjustment of $486,100 which resulted from additional income owed to the Company by MINC related to prior fiscal quarters of fiscal 1997, 1998 and 1999. Excluding MINC's prior period adjustment of $486,100, the earnings for the nine months ended March 31, 1999, actually decreased $142,200 when compared to the same period a year ago, primarily due to a slow-down of the acquired business activity.

         Total expenses were $2,401,900 and $6,622,000 during the three and nine months ended March 31, 1999, respectively, representing an increase of 3% for the three months and a decrease of 3% for the nine months ended March 31, 1999, respectively, when compared to the same periods a year ago. The $62,300 increase in the expense for the three months ended March 31, 1999 is largely due to increased compensation, professional and consulting and other expenses related to the formation of various wholly owned subsidiaries related to developing and acquiring ISP-related businesses. These expenses totaled approximately $376,000 this quarter. This increase in total expenses was partially offset by the reduction in other expenses that resulted from a refund of previously paid Value Added Tax to IFX Ltd., totaling $38,900 this quarter. It was also offset partially by the reduction of commission and brokerage expense, which was $185,400 less this quarter than the same period a year ago.

         The $190,400 decrease in the expenses for the nine months ended March 31, 1999 is largely attributable to a reduction of interest expense and the refund of previously expensed Value Added Tax to IFX Ltd. The interest expense reduction of $414,200 resulted in part from the repayment of debt which was outstanding during part of the quarter ended September 30, 1997, but which was paid off prior to the end of that quarter. It was also the result of falling interest rates as mentioned in the interest income discussion above. The Value Added Tax refund included in the expenses for the nine months ended March 31, 1999 was $260,000. The reduction in expenses was partially offset by the increased compensation and related benefits expense and other costs related to the ISP-related start-up operations previously mentioned, which totaled approximately $484,000 for the nine months ended March 31, 1999.

         As a result of the aforementioned changes in revenues and expenses, net income for the quarter ended March 31, 1999 was $494,000 or $.07 per share compared to net income of $764,700 or $.12 per share for the quarter ended March 31, 1998. Diluted earnings per share for this quarter was $.04, compared to $.12 per share for the quarter ended March 31, 1998.

         Net income for the nine months ended March 31, 1999, was $1,966,200 or $.31 per share, compared to net income of $2,425,800 or $.39 per share for the same period a year ago. Diluted earnings per share for the nine month period ended March 31, 1999 was $.24, compared to $.39 for the same period a year ago.


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

                          Part II - Other Information


Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.


Item 4. Submission of Matters to a Vote of Security Holders

         On February 3, 1999, the Company held its 1998 annual meeting of stockholders, at which there were 4,377,276 shares, or approximately 65.8% of the shares entitled to vote, present or represented by proxy. At the annual meeting, the following matters were approved by more than the requisite number of stockholders:

         All of the persons nominated to become directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

                                            Votes Cast
                                               For             Withheld
                                            ----------         --------
         Joel M. Eidelstein                 4,292,999            84,276
         Colleen M. Downes                  4,292,884            84,391
         Zalmon Lekach                      4,292,833            84,442
         George A. Myers                    4,292,999            84,276
         Joseph M. Matalon                  4,292,999            84,276

         A proposal was made to ratify the sale of 500,000 shares of common stock of IFX Corporation to International Technology Investments, LC and to grant to International Technology Investments, LC a right to purchase up to 5,500,000 additional shares of IFX Corporation common stock, and to approve the issuance of such shares upon exercise of the right, which transactions may result in a change of control of the Company. The proposal was approved with 4,267,507 shares of Common Stock voted for and 105,438 shares voted against the proposal, and 4,330 shares abstaining.

         A proposal to approve the IFX Corporation 1998 Stock Option and Incentive Plan was approved, with 4,188,648 shares voted for and 185,562 shares voted against the proposal, and 3,064 abstaining.

         A proposal to ratify the engagement of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending June 30, 1999 was approved, with 4,375,198 shares voted for and 1,283 shares voted against the proposal, and 795 shares abstaining.



Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

                  11.1     Computation of earnings per Common Share

                  27       Financial Data Schedule (EDGAR only)


         (B)      REPORTS ON FORM 8-K
                     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IFX CORPORATION
                                          ---------------
                                            (Registrant)



Dated:  May 14, 1999                      By: /S/ COLLEEN M. DOWNES
                                             ------------------------
                                             Colleen M. Downes
                                             Chief Financial Officer