Form 10-K
period 1999-06-30
IFX CORP
filed 1999-09-28
CIK 792861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________________ to ____________________

                         Commission file number 0-15187

                                IFX Corporation
             (Exact name of registrant as specified in its charter)


             Delaware                                 36-3399452
-------------------------------------------    ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

707 Skokie Blvd Ste 580, Northbrook, Illinois                      60062
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (847) 412-9411
                                                             --------------

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

        As of August 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56,606,700.

        As of August 31, 1999, there were outstanding 7,695,377 shares of the Registrant's common stock.

                                     PART I

Item 1 - Business
-----------------

HISTORICAL BACKGROUND

        IFX Corporation (IFX Corporation and its subsidiaries are referred to herein as "IFX" or the "Company") was incorporated under the laws of the State of Illinois in July 1985 and changed its state of incorporation to Delaware in May 1994. Prior to July 1996, IFX's primary business was providing commodity brokerage services through its principal operating subsidiary, Index Futures Group, Inc. ("Index"). On July 1, 1996, IFX sold substantially all of its brokerage assets (other than the assets of its U.K. subsidiary) to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate. The purchase price for such sale consisted of cash earn-out payments based upon the sold business' profitability during the sixty-six months following the sale. Since July 1996, IFX's revenues have consisted primarily of earn-out payments from such asset sale, interest income and income from operations of the Company's U.K. subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. From July 1996 through June 30, 1999, IFX has received approximately $10.4 million of earn-out payments from the sale of its brokerage assets. Prior to January 1, 1999, the earn-out payments were based on 40% of the sold business' profitability. In calendar year 1999, the earn-out payments were based on 30% of the sold business' profitability and, in calendar years 2000 and 2001, will be based on 20% of the sold business' profitability.

        In June 1999, IFX divested itself of its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million in cash and a note receivable, and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits of IFX Ltd. through June 30, 2002. Following the sale of its U.K. subsidiary, IFX decided not to invest the sales proceeds in the trading business but decided, rather, to continue to develop its businesses in the Internet industry.

        IFX believes that the Internet industry presents significant opportunities for IFX's future investment and growth. In particular, IFX believes that the market for Internet services in Latin America may present substantial growth potential due to the increasing demand for Internet services, relatively low market penetration and the absence of any dominant regional or pan-regional (i.e., intercountry) service providers. Accordingly, IFX has begun to pursue, and intends to continue to pursue, the acquisition and development of Internet access and related services businesses, initially in South America and Mexico. Ultimately, IFX seeks to form a Latin American pan-regional network of ISPs, under the brand name Unete. Unete is the Spanish word for `Join Us,' which IFX is using as a marketing term for people to join us and become members of our Unete service and Internet community. The Unete service would enable a subscriber traveling in major Latin American and North American cities to access the Internet by making a local telephone call, regardless of whether or not such subscriber was in his or her home country.


EMPLOYEES

        IFX's success is dependent in part upon its ability to attract and retain qualified, experienced employees. As of September 15, 1999, IFX employed approximately 245 employees. IFX believes that its relationship with its employees is good.


COMPETITION

        The market for Internet connectivity and related services is extremely competitive, characterized by rapidly changing technology and evolving standards which can be significantly influenced by the marketing and pricing decisions of the largest industry participants. IFX anticipates that competition will continue to intensify as the use of the Internet grows. Companies in this industry compete primarily on the basis of quality and consistency of service, price (including the free ISP business model), accessibility and geographic coverage. IFX competes with U.S.-based and foreign-based Internet service providers and also with government-owned or subsidized telecommunications providers.


RECENT DEVELOPMENTS AND ACQUISITIONS

        Agreement with International Technology Investments, LC. In November 1998, IFX entered into an agreement with International Technology Investments, LC ("International Technology") with respect to the provision of Internet services and the acquisition of existing Internet service providers (ISPs) and related businesses, primarily in Latin America and other international markets. IFX pursued this agreement because it believes that International Technology has extensive experience and existing business relationships with participants in the computer distribution industry in Latin America, which relationships should be useful in developing IFX's Internet access and related services business in these markets.

        As part of the November 1998 agreement, International Technology contributed an initial $1,000,000 to IFX and International Technology received 500,000 shares of common stock and the right to purchase an additional 5.5 million shares from IFX, at a price of $2.00 per share, for its contribution. International Technology is not required to make any additional capital contributions; however, as of the date of this report, International Technology has contributed $1,500,000 in additional capital to IFX and International Technology has received 750,000 shares of Common Stock from IFX, at a purchase price of $2.00 per share, for its additional contribution. In addition, in September 1999 International Technology contributed to IFX $1.5 million for which 750,000 shares have not yet been issued.

        The November 1998 agreement grants International Technology the right to acquire up to 5,500,000 shares of Common Stock for $2.00 per share in addition to the initial 500,000 shares acquired by International Technology. International Technology's purchase option, which now covers 4,000,000 shares of Common Stock, expires in January 2004. Joseph M. Matalon, a director of the Company, and Michael Shalom, the Company's Chief Executive Officer, are affiliates of International Technology.

        Investment in Telcom.Net, L.P. In December 1998, IFX acquired a 25% limited partnership interest in Telcom.Net, L.P. ("Telcom.Net"), a telecommunications and Internet software development company based in Aventura, Florida. Through its investment in Telcom.Net, IFX plans to offer its subscribers various value added services, including the option to receive voice-over Internet services, electronic-commerce merchant services and web hosting services, provided by Telcom.Net. The general partner and co-founder of Telcom.Net is Joel M. Eidelstein, IFX's President. IFX's limited partnership interest entitles it to receive priority distributions of up to $200,000, which is the amount of capital IFX invested in Telcom.Net. In addition, after all of Telecom.Net's other partners have received priority distributions equal to their aggregate invested capital, IFX is entitled to receive between 20 to 25% of the profits of Telcom.Net, depending on cash flow and possible dilution of its interest. IFX had made certain loans to Telcom.Net and guaranteed certain liabilities owed by Telcom.Net to Qwest/LCI, International.

        Argentinean License. On March 23, 1999, an affiliate of IFX was granted a license from the government of Argentina to offer full value added telecommunications services and data transmission throughout the country of Argentina.

        Colombian License Lease. IFX is presently leasing, and is awaiting approval of, a license from the government of Colombia which would permit it to offer full value added telecommunications services and data transmission throughout the country of Colombia.

        Agreement to contract Direct U.S. Internet Connection. On March 25, 1999, IFX entered into an agreement with InterPacket Group, Inc. ("InterPacket"), a provider of high speed Internet access and telephony services to the international wholesale market. Under the agreement, InterPacket will provide IFX up to 50 Mbps of Internet connectivity to be allocated among IFX's planned sites throughout Latin America.

        Interweb Mexico, S.A. de C.V. On April 8, 1999, IFX purchased all of the capital stock of Interweb Mexico, S.A. de C.V., a leading ISP in Mexico City, Mexico. Interweb currently serves customers throughout Mexico City, providing standard dial-up connections, dedicated Internet products and web hosting.

        International Connection Service 1500, C.A. On April 15, 1999, IFX acquired all of the capital stock of International Connection Service 1500, C.A. ("Intercon"), an ISP based in Caracas, Venezuela. Intercon currently serves customers throughout Venezuela's nine largest cities, providing standard dial-up connections, dedicated Internet products and web hosting.

        Eldish Marketing, C.A. On April 16, 1999, through Intercon, the Company acquired certain Internet service-related assets, including customer lists, from Eldish Marketing, C.A., an ISP located in Caracas, Venezuela. The Company intends to consolidate the customers acquired from Eldish into Intercon.

        Yupi Internet, Inc. On April 23, 1999, IFX entered into an agreement with Yupi Internet, Inc. ("Yupi"), a Miami, Florida based Internet company. Yupi has developed a Spanish-language web navigation and portal site where consumers and businesses from Latin America, Spain and the U.S. may gather, interact and transact business with one another. Pursuant to such agreement, IFX invested approximately $3.1 million in Yupi in exchange for convertible preferred stock, common stock and the right to acquire up to 25,901 shares of the common stock of Yupi at a predetermined price.

        Interaccess, S.A. On May 13, 1999, IFX purchased all of the capital stock of Interaccess, S.A., a leading ISP located in Santiago, Chile. Interaccess currently serves customers throughout Chile, providing standard dial-up connections, dedicated Internet products and web hosting.

        Zupernet Ltda. On May 27, 1999, IFX purchased substantially all of the capital stock of Zupernet, Ltda., an ISP located in La Paz, Bolivia. Zupernet currently serves customers throughout Bolivia, providing standard dial-up connections, dedicated Internet products and web hosting.

        Interactiva, LTDA. On July 2, 1999, the Company acquired substantially all of the capital stock of Interactiva, LTDA ("Interactiva"), an ISP based in Santiago, Chile. Interactiva currently serves customers throughout Santiago, providing standard dial-up connections. The Company intends to consolidate the Interactiva into ENI de Chile, S.R.L.

        Sistemas de Diseno y Manufactura, S.A. de C.V. On July 21, 1999, the Company acquired substantially all of the assets of Sistemas de Diseno y Manufactura, S.A. de C.V. ("SDM Net"), an ISP based in Monterrey, Mexico. SDM Net currently serves customers throughout Monterrey, providing standard dial-up connections, dedicated Internet products and web hosting.

        Intermedia. On August 13, 1999, the Company acquired all of the user base from Servicios de Informacion Electronica Limitada ("Intermedia"), an ISP located in Santiago, Chile. The Company intends to consolidate the customers acquired from Intermedia into ENI de Chile, S.R.L.

        E-Net Teleinformatica, Limitada. On August 20, 1999, IFX purchased all of the capital stock of E-Net Teleinformatica, Limitada ("E-Net"), an ISP located in Salvador, Brazil. E-Net currently serves customers in Brazil, providing standard dial-up connections, dedicated Internet products and web hosting.

        Vianet, S.A. de C.V. On August 23, 1999, IFX purchased all of the capital stock of Vianet, S.A. de C.V. ("Vianet"), an ISP located in San Salvador, El Salvador. Vianet currently serves customers in El Salvador, providing standard dial-up connections, dedicated Internet products and web hosting.

        ITS Networks, S.A. On August 24, 1999, IFX purchased all of the capital stock of ITS Networks, S.A., an ISP located in Tegucigalpa, Honduras. ITS currently serves customers in Honduras, providing standard dial-up connections, dedicated Internet products and web hosting.


INTERNET BUSINESS

        IFX is a pan-regional Internet Service Provider, or ISP, in Latin America. The Company focuses on serving individuals and small businesses. Our primary service is dial-up Internet access, which the Company offers through our Unete service, in various price and usage plans designed to meet the needs of our subscribers. Our business services include dedicated phone lines, web hosting, web page design, and domain name registration.

        IFX offers subscribers Internet access in English, Spanish, and Portuguese, with user-friendly and easy to install software. The software contains a complete set of the most popular Internet applications including electronic mail, World Wide Web access, File Transfer Protocol and Internet Relay Chat. Through our infrastructure of IFX owned subsidiaries and third-party providers, our subscribers are able to access the Internet in 9 countries in Latin America, and in most major cities in the United States and Canada via a local telephone call and with no roaming fees. By June 30, 1999, the Company had approximately 25,000 subscribers.

        Over the past year, IFX has rapidly established a regional presence and customer base by acquiring the stock or assets of established independent ISPs throughout Latin America. Since January 1, 1999, the Company has established operations in 9 countries in Latin America. The Company intends to continue its strategy of acquiring ISPs in order to deepen and broaden its market presence in Latin America. The Company seeks to acquire an "anchor" ISP in each of its target countries, which can provide both local management talent and serve as the ISP consolidator for its respective country. In addition to its team of corporate development professionals, IFX relies upon its local management teams to identify strategic acquisitions.


CUSTOMERS

        As of June 30, 1999, the Company had approximately 25,000 customers. The majority of the customers are dial-up residential users, with a small percentage constituting small business users.


SERVICES

        Dial-Up Internet Access. IFX's primary service offering is dial-up Internet access through it's Unete service. The basic equipment requirements for an individual dial-up subscriber are a Windows 3.1 or later operating system or Macintosh computer with at least 8MB of RAM and a modem of 14.4 Kbps speed or faster. The subscriber's connection is a direct, point-to-point protocol, or "PPP," connection to the Internet. A direct PPP connection enables a subscriber to use any standard Internet capable software that will run on the subscriber's computer.

        IFX currently offers different price plans for dial-up subscription. Each plan is adapted to the consumers of each county and the usage. The Company tries to maintain the most competitive rates at each of the markets the Company serves. While the plans that IFX offers are subject to change due to changes in the market, some of the most common plans offered include:

               Platinum. Individual subscribers receive unlimited access to the entire Unete Network at all of its points of presence through a local dial-up connection.

               Local Unlimited Access. Individual subscribers get unlimited usage at their local point of presence in their home country.

               Limited. Individual subscribers get a pre-determined number of hours for usage at their local point of presence in their home country.

      Most of our subscribers are on month-to-month subscriptions. IFX currently offers new users 150 free hours that must be used in the first month. Billing is monthly, with payments made by credit card, check or cash. Payments are mostly made at the beginning of each billing cycle. Subscribers, as well as IFX, may cancel an account at any time, with the cancellation taking effect as of the first day of the following billing month.

        A subscriber who is within local dialing range of one of the IFX points of presence ("POPs") or a designated third-party provider POP can access the Internet with a local telephone call. All dial-up subscribers can connect to our network (including the third-party provider POPs) via modem at speeds up to 56.6-Kbps (kilobytes-per-second.) All dial-up subscribers also have the option of using IFX servers to publish information on the Internet through the World Wide Web or File Transfer Protocol (FTP).

        Business Services. IFX's Latin American subsidiaries provide the following services for small businesses:

               Dedicated phone lines. Businesses can have a direct connection to the Internet, 24 hours a day, 7 days a week, without the need to dial an access number.

               Web hosting. IFX offers web hosting accounts for customers that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections.

               Web page design. IFX can design Internet Web sites for its subscribers.

               Domain name registration. IFX will process all documentation necessary to register a domain name in any of the countries in which we operate.

        Support Services. IFX's services and operations are supported (i) by its national Network Operating Centers (NOCs), which ensure efficient network operations, (ii) by its national Customer Service Centers, which provide comprehensive customer support, and (iii) by its fully integrated information systems.

        Network Operating Center. The Company's NOCs monitor IFX's network, including the Company's backbone, POPs, servers, and client co-located servers, as well as all individual client circuits. The Company tracks network utilization patterns, proactively adding capacity as needed to maintain performance standards and minimize network congestion. In addition, the Company's NOC technicians run systems and network diagnostics in order to quickly respond to customer inquiries.

        Fully Integrated Operating and Financial Support Systems. The Company is installing and customizing Portal software, which integrates the Company's various back office activities including order processing, billing and customer service, network operations and telecommunications facilities provisioning. Once implemented, Portal software will allow IFX to readily access a current, comprehensive database of operating and customer information.

        Customer Care Center. The Customer Care Center representatives respond to inquires from our subscribers. Representatives are available to assist customers with such matters as dial-up software installations, e-mail box set-up and a variety of other service-related issues. Once implemented, Portal software will allow IFX customer service representatives to have instant access to current, detailed customer profiles, which chronicle customer service and account histories. Such information will allow Customer Care Center representatives to offer timely and informed responses to customer inquires.


NETWORK AND RELATED INFRASTRUCTURE

        The network infrastructure utilized by IFX consists of three primary tiers: local POPs; a middle tier, which connects the POPs to national hubs; and a backbone tier, which connects the national hubs to the Internet. The IFX network currently covers 10 countries and includes approximately 25 IFX-owned POPs and 540 POPs owned by third party network providers. Each POP is connected to the Company's network operating center in its respective country through a dedicated point-to-point line, typically provided by a local telecommunications carrier. The principal backbone capacity utilized by IFX is provided by InterPacket Inc., a U.S. based provider of high speed Internet access via satellite, and GlobalOne. The company currently has committed capacity agreements with InterPacket for up to 10 Mbps and the right to additional capacity of up to 50 Mbps in total.

        Geographic Coverage. Through our network of IFX-owned and third-party provider-owned POPs, our subscribers are able to access the Internet in 10 countries via a local telephone call. The countries with IFX-operated POPs are:
Argentina, Bolivia, Brazil, Chile, Colombia, Mexico, El Salvador, Honduras, Venezuela and the U.S.

        Network Operations Center. IFX maintains a Network Operations Center at our Aventura, Florida, office through which our technical staff monitors network traffic, service quality, and security, as well as equipment at individual POPs, to ensure reliable Internet access. In addition, the Company continues to invest in improved network monitoring software and hardware systems.


IFX SOFTWARE AND LICENSES

        A key component of our service offering for dial-up subscribers is the Unete starter software. The software includes these applications:

          - IFX installation program. It enables the user to input all required information regarding user name, billing information and passwords.

          - World Wide Web Navigation Software. It allows its user to navigate through the different multimedia presentations across the different Web sites. Users can choose between Netscape Navigator (R) and Microsoft Internet Explorer (R).

          - Electronic Mail. It allows subscribers to exchange messages electronically with anyone else who has an e-mail address. The messages can include text and attachments such as images, computer programs, or word processing documents. Users can choose between Outlook Express (R) and Eudora Light (R).

          - Internet Relay Chat. It allows users to participate in more than 10,000 Internet Communities using Tribal Voice's PowWow
                  (R) software. The software allows the user to communicate over the Internet using instant-voice, instant messaging, chatting, and buddy lists.

          - Winzip 7.0 (R). With this trial version, users can compress large files into smaller zip files and decompress zipped files to their original version.

          - WS FTP LE(R). It allows users to send and retrieve files in order to create their web sites.

        The main objective of the software package is to automatically configure the individual's Internet access programs after the initial one-time entries by the user. Once the initial set-up is completed, the user will be able to log on to our network with the click of a button and be able to use the different applications that are included.

        Subscribers IFX acquired from its recent ISP acquisitions connect to the Internet using software provided to such subscribers by the acquired ISPs. Those subscribers may switch to IFX's software at their option at any time, a migration that IFX encourages by mailing an Unete starter software kit to these subscribers. In addition, their e-mail address from the previous account can be forwarded to their new Unete e-mail address.

        IFX has obtained permission and, in certain cases, licenses from each manufacturer of the software that the Company bundles in its software starter kit.


RISK FACTORS

        Lack of Operating History and Experience in the Internet Service Business. Because IFX has recently begun to pursue the development of Internet services and the acquisition of Internet service providers in Latin America, its acquisition and development strategy is in the early development stages. IFX has limited experience in providing Internet services and, accordingly, a limited operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants, such as IFX, in the Internet services industry. These risks include identification of entry opportunities, intense competition, changing technology and evolving industry standards, changing user demand for Internet access and other Internet services, dependence upon the Internet and general economic conditions in the region. If IFX fails to add significantly to its user base in Latin America, the Company may not be able to grow revenues, implement its business plan or achieve economies of scale.

        IFX's success in the ISP business will also depend upon its ability to hire and retain qualified executive and management employees with significant experience in managing and expanding an Internet services business in the markets in which it seeks to operate. IFX can give no assurance that it will be able to successfully hire, retain or motivate qualified employees. Further, IFX can give no assurance that it will be successful in acquiring or building the necessary Internet service network or that the services it offers over any such network will be profitable.

        Dependence upon the Creation of a Network Infrastructure. IFX's success depends in part upon its ability to create an Internet network infrastructure that covers significant regions or areas of Latin American countries. IFX's success also depends upon the ability of its customers to access this network with ease of use and to have a high quality Internet experience with consistency of service throughout the network.

IFX's primary strategy for creating the necessary infrastructure is to acquire ISPs that have an existing network infrastructure, qualified personnel and an existing subscriber base and, in certain countries, to develop new ISPs. IFX also anticipates that expansions and adaptations of its network infrastructure will be necessary to supplement its acquisition strategy. This will require substantial financial, operational and managerial resources. IFX can give no assurance that it will be able to acquire and develop the network infrastructure in Latin America necessary to compete successfully with the industry's evolving standards on a timely or cost-effective basis, or at all. Also, it may not be able to deploy successfully any expanded and adapted network infrastructure. Failure to create a successful infrastructure may materially adversely affect its business and operating results.

        The process of consolidating IFX's ISPs and integrating its regional operations may take a significant period of time, may place a significant strain on its resources, and could prove to be more expensive than predicted. IFX may be required to increase current expenditures in order to accelerate the integration and consolidation of its ISPs with the goal of achieving longer-term cost savings and improved profitability. These expenses may include the following, among others: the elimination of redundant staffing positions; personnel relocation; the cancellation of overlapping Internet access contracts; the closure of redundant points of presence; system upgrades; and the integration of these ISPs' operations onto IFX's network, customer care, billing, financial and other international support systems. However, IFX has limited practical experience related to the process of consolidating ISPs and can give no assurance that these projected long-term cost savings and improvements in profitability can or will be realized. Further, IFX can give no assurance that customer support or network infrastructure resources will be sufficient to manage the growth in its business or that it will be successful in implementing its expansion program in whole or in part.

        Challenges of Growth By Acquisitions. IFX depends on its ability to identify and acquire ISPs that meet its acquisition criteria. IFX seeks to create a market presence internationally, to gain strength in Internet connectivity and web hosting core service platforms, and to add additional enhanced service capabilities. IFX faces and may continue to face significant competition for appropriate acquisition candidates. IFX may compete with other communications or Internet companies with similar acquisition strategies, many of which may be larger, have greater financial and other resources and be owned or partially-owned by foreign governments. Competition for independent ISPs is based on a number of factors, including price, terms and conditions, size and access to capital, ability to offer cash, stock or other forms of consideration and other matters. IFX can give no assurance that it will be able to identify suitable ISPs or be able to complete any acquisitions of or investments in those targeted ISPs on acceptable terms and conditions.

        Once consummated, these acquisitions will continue to present certain risks, including:

          - the difficulty of integrating the acquired operations, technology and personnel;

          - the possible inability of IFX's management to maximize its financial and strategic position by the successful incorporation of acquired technology and products into its service offerings and to maintain uniform standards, controls, procedures and policies;

          - the possible acquisition of substantial contingent or undisclosed liabilities;

          - the risks of entering markets in which it has little or no direct prior experience; and

          - the potential impairment of relationships with employees and customers as a result of changes in management or other business operations.


        IFX may not be successful in overcoming these risks or any other problems encountered in connection with future acquisitions. In addition, future acquisitions could materially adversely affect its operating results as a result of dilutive issuances of equity securities, the incurrence of additional debt or the amortization of expenses related to acquired customer bases, goodwill or other intangible assets. Further, IFX's ability to complete transactions with ISPs may require significant additional financial resources.

        Risks Associated With an Internet Business. IFX is new to the Internet service provider business and, therefore, lacks operating history and experience in the industry. In addition, IFX's business is vulnerable to risks associated with the ISP business in general, many of which are significant. For example, the laws relating to the regulation and liability of Internet access providers in relation to information carried or disseminated is undergoing a process of development in many countries. Legal decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services. Although IFX will implement certain network security measures, such as limiting physical and network access to its routers, the network's infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users, which could lead to interruptions of, delays in or cessation of service to its customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of IFX's customers and, in turn, could deter potential customers and adversely affect existing customer relationships. IFX relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines. IFX may experience disruptions or capacity constraints in these telecommunications services and may have no means of replacing these services on a timely basis, or at all.

        Changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from telecommunications companies, could affect IFX's pricing. Additional laws could cover issues such as content, user pricing, privacy, libel, intellectual property protection and infringement, and technology export and other controls. IFX can give no assurance that violations of local laws will not be alleged or charged by foreign governments, that it might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted in the future. Any of the foregoing developments could have a material adverse effect on IFX's business, results of operations and financial condition. In addition, its subscribers may discontinue their service at the end of any month for any reason. IFX's revenue will depend on its ability to attract and retain such subscribers.

        IFX may be dependent on third parties to stimulate demand for its products and services where it does not have a direct sales force. These channel distributors may include computer and telecommunications resellers, value added resellers, original equipment manufacturers, systems integrators, web designers and advertising agencies. If IFX fails to gain commercial acceptance in certain markets, these channel distributors may discontinue their relationships with IFX. The loss of channel distributors, the failure of such parties to perform under agreements with IFX, or the inability to attract other channel partners with the expertise and industry experience required to market its products and services could have a material adverse effect on IFX's operating results.

        Risks Associated With International Operations and Expansion. IFX focuses its Internet business on Latin American markets. It can give no assurance that acceptance of the Internet or demand for Internet connectivity, web hosting and other enhanced Internet services will increase significantly in these markets.

However, IFX believes that it will need to move quickly into international markets in order to establish critical market presence and credibility, though it can give no assurance that it will be able to do so.

        IFX may need to enter into joint ventures or other strategic relationships with one or more third parties in order to conduct its foreign operations successfully. However, it can give no assurance that it will be able to identify desirable joint venture or strategic partners in these markets or that it will be able to obtain the permits and operating licenses required to conduct business and offer Internet services in these markets. In addition to the uncertainty of IFX's ability to create an international presence, IFX faces certain additional risks inherent in doing business on an international level. Such risks include:

          - competition from government-owned or subsidized businesses, including telecommunication companies and ISPs;

          - unexpected changes in or delays resulting from regulatory, licensing and foreign investment requirements, tariffs, customs, duties and other trade barriers;

          -       difficulties in staffing and managing foreign operations;

          - longer payment cycles and problems in collecting accounts receivable;

          - political instability, expropriation, nationalization, war, insurrection and other political risks;

          - high levels of inflation, fluctuations in currency exchange rates or foreign exchange controls which restrict or prohibit repatriation of funds;

          - poor quality of telecommunications and lack of technological advances;

          -       technology export and import restrictions or prohibitions; and

          -       potentially adverse tax consequences.


        IFX can give no assurance that such factors will not have an adverse effect on its future international operations. In addition, it can give no assurance that laws or administrative practice relating to telecommunications, taxation, foreign exchange or other matters of countries within which it may operate will not change in a manner adverse to its business. Any such change could have a material adverse effect on IFX's business, financial condition and results of operations.

        Competition; Pricing Fluctuation. The market for Internet connectivity and related services is extremely competitive and characterized by rapidly changing technology and evolving standards which can be significantly influenced by the marketing and pricing decisions of the largest industry participants. IFX anticipates that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted and likely will continue to attract many new start-ups as well as existing businesses from different industries. In addition, new business models, such as the free internet service provider model in which users do not pay for connectivity service, may pose a significant risk to the Company.

        In some cases, IFX will be forced to compete with and/or buy services from government-owned or subsidized telecommunications providers. Some of these providers may enjoy a monopoly on telecommunications services essential to IFX's business or other competitive advantages. IFX can give no assurance that it will be able to purchase such services at a reasonable price or at all. In addition to the risks associated with its previously described competitors, foreign competitors may pose an even greater risk, as they may possess a better understanding of their local markets and customs, and enjoy better relationships with customers and suppliers. IFX can give no assurance that it can obtain similar levels of local knowledge, access or expertise. Failure to obtain that knowledge could place IFX at a significant competitive disadvantage.

        Our Competitors. The Company currently competes or expects to compete with the following types of companies:

          - established national Internet service providers in Latin America, such as Universal On Line in Brazil or Prodigy in Mexico;

          - computer hardware and software and other technology companies that will start bundling Internet access in their products, such as IBM Corp. and Microsoft Corporation;

          - numerous regional and local commercial ISPs which vary widely in quality, service offerings, and pricing;

          - national and regional Web hosting companies that focus primarily on providing Web hosting services;

          -       cable operators and on-line cable services;

          -       local telephone companies providing ISP services; and

          -       free internet service providers that may enter the market.


        IFX believes that new competitors, including established ISP and telecommunications companies, will continue to enter the Internet access, resulting in even greater competition. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with ISP services, reducing the overall cost of their Internet access and significantly increasing pricing pressures on us. The ability of our competitors to acquire other ISPs, to enter into strategic alliances or joint ventures or to bundle other services and products with Internet access or Web hosting could also put us at a significant competitive disadvantage.

        Equipment. IFX cannot guarantee that it will be able to obtain the necessary equipment, or the financing to acquire such equipment, to enable it to expand its Latin American network. In addition, IFX cannot guarantee that the equipment it maintains will be the most current and up to date equipment for its subscribers' connectivity to the Internet, which could have an impact in the number of subscribers it has.

        Dependence on Key Personnel. Competition for qualified employees and personnel in the Internet services industry is intense and there are a limited number of people with knowledge of and experience in the Internet service industry. The process of locating personnel with the combination of skills and attributes required to carry out our strategies may often be lengthy. IFX's success depends to a significant degree on its ability to attract and retain qualified management, technical, marketing and sales personnel and on the continued contributions of such people. IFX's employees may voluntarily terminate their employment at any time. IFX can give no assurance that it will be successful in attracting and retaining qualified executives and personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on IFX's business, financial condition or results of operations.

        Need for Additional Financing. The Company must continue to enhance and develop our network in order to maintain our competitive position and continue to meet the increasing demands for service, quality, availability, and competitive pricing.

The Company intends to expand or open POPs or make other capital investments as dictated by subscriber demand or strategic considerations. The Company must spend significant amounts of money for acquisitions, new equipment, leased telecommunications facilities , compensation expenses and advertising. In addition, to further expand our subscriber base, the company will probably have to spend significant amounts of money on additional equipment to maintain the high speed and reliability of our Internet access services. The Company may also need to spend significant amounts of cash to fund growth, operating losses and respond to unanticipated developments or competitive pressures.

        Presently, the Company derives most of its funds from the earn-out payments from the sale of assets of discontinued operations. For the E.D.& F Man sale, the amount of the earn-outs payments will depend on the profitability (as specifically defined) of that business and the percentage earn-out decreases, successively, over the remainder of the payment period which ends on December 31, 2001. For the IFX Ltd. sale, the amount of the earn-out payments depends upon the profitability (as specifically defined) of the business that was sold over the remainder of the payment period which ends on June 30, 2002. There can be no assurance that such payments will continue at their current levels, or that those earn-out will be sufficient to continue to fund the majority of the operations.

        If the Company does not have enough cash on hand, cash generated from earn-out payments from our discontinued operations, or cash available under vendor financing agreements, the Company will need to seek alternative sources of financing, such as borrowings or placements of debt or equity securities, to carry out our growth and operating plans. The Company may not be able to raise needed cash on terms acceptable to us or at all. If alternative sources of financing are required, but are insufficient or unavailable, the Company will be required to modify our growth and operating plans to the extent of available funding, if any. No assurance can be given that actual cash requirements will be met, that such requirements will not exceed IFX's budget or that anticipated revenues will be realized.

        Risk of Internet Technology Trends and Evolving Industry Standards. IFX's products and services target users of the Internet. The number of Internet users has experienced rapid growth. The market for Internet access and related services is relatively new and characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product and service introductions. IFX's future success will depend, in part, on its ability to effectively use leading technologies, to continue to develop and improve its technical expertise, to enhance its current services, to develop new products and services that meet changing customer needs, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. IFX can give no assurance that it will be successful in accomplishing any of these tasks or that such new technologies or enhancements will achieve market acceptance. IFX believes that its ability to compete successfully also depends upon the continued compatibility and interoperability of its services with products and architectures offered by various third party vendors. IFX can give no assurance that it will be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. In addition, IFX can give no assurance that services or technologies developed by others will not render its services or technology uncompetitive or obsolete. If the market for Internet access services fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if the Internet access and services offered by IFX through its ISPs is not broadly accepted, IFX's business, operating results and financial condition will be materially adversely affected.

        In addition, critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use, especially in IFX's target business market. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet access services for a number of reasons, including:

               -      inconsistent quality of service;

               - lack of availability of cost-effective, high-speed options;

               - a limited number of local access points for corporate users;

               - inability to integrate business applications on the Internet;

               - the need to deal with multiple and frequently incompatible vendors;

               - inadequate protection of the confidentiality of stored data and information moving across the Internet; and

               -      a lack of tools to simplify Internet access and use.

        In particular, numerous published reports have indicated that a perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial use of the Internet to date. There can be no assurance that encryption or other technologies will be developed that satisfactorily address these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business-related Internet solutions to continue to develop would adversely impact IFX's business, financial condition and result of operations.

        Volatility of Stock Price. IFX's Common Stock may be subject to significant price fluctuations in response to a variety of factors, including quarterly variations in operating results, public announcements of acquisitions, strategic alliances and joint ventures, general conditions in the Internet industry, and general economic and market conditions in the markets in which the Company operates. In addition, the stock market has experienced significant price and volume fluctuations that have adversely affected the market prices of equity securities of some companies, including companies in the Internet service business, and that often have been unrelated to the operating performance of such companies.

        Year 2000 Compliance. IFX is aware of the "Year 2000" problem, which relates to whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information will generate wrong data and could fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations will potentially be affected in some way.

        IFX is currently engaged in a process to evaluate its internal status with respect to the Year 2000 issue, utilizing certain employees in its evaluation of possible Year 2000 problems. The costs and expenses of such an evaluation have not been material. To date, it has not discovered Year 2000 issues in the course of its assessment that would have a material adverse effect on its business, results of operations or financial condition; however, IFX can give no assurance that all Year 2000 issues were discovered during the assessment or that it will not discover additional Year 2000 issues that could have a material adverse effect. In addition, IFX faces Year 2000 risks with respect to the acquisitions it makes, especially in Latin America, where Year 2000 preparedness may not be adequate.

        Concurrently with the analysis of its internal systems, IFX has begun to survey third-party entities with which it transacts significant business, including critical vendors and financial institutions, for Year 2000 compliance. With respect to its most critical vendors, IFX is in the process of evaluating the Year 2000 preparedness of its telecommunications providers, on which it is reliant for the network services crucial to web hosting and Internet connectivity services. It is actively working to mitigate any potential impact by maintaining diverse providers for such network services. However, failure of any one provider may have a material adverse impact on Company operations. IFX does rely heavily on various third party equipment and service providers, and the Company expects to complete the survey to adequately address Year 2000 issues by October 1999. At this time, IFX cannot estimate the effect, if any, that non-compliant systems at these entities could have on it, and IFX can give no assurance that the impact, if any, will not be material.

Item 2 - Properties
-------------------

        The Registrant leases office space at 707 Skokie Boulevard, Northbrook, Illinois. This location serves as the Registrant's corporate headquarters.

        The company leases office space in 200 West Adams Street, Suite 1500, Chicago, IL 60606. This space served as the Company's previous corporate headquarters. However, this office space has been sub-leased in its entirety until the end of the lease, and for an amount equal to the lease payments.

        During fiscal year 1999, the Company entered into lease agreements for the following locations:

          - Aventura, Florida. The lease for this facility expires on December 31, 1999. It serves as the main office for coordinating and supporting the Company's Latin American Operations.

          - Bogota, Colombia. The lease for this facility expires on June 30, 2000. The Company has the option to extend it for additional periods.

          - Buenos Aires, Argentina. The lease for this facility expires on July 31, 2003. The Company has the option to extend it for additional periods.

        In addition, the Company has assumed the operating leases of the companies it acquired at the following locations:

          - La Paz, Bolivia. The lease for this facility expires on June 30, 2001. The Company has the option to extend it for additional periods.

          - Santiago, Chile. The lease for this facility expires on January 31, 2001. The Company has the option to extend it for additional periods.

          - Monterrey, Mexico. The lease for this facility expires on December 31, 2000. The Company has the option to extend it for additional periods.

          - Mexico City, Mexico. The lease for this facility expires on December 31, 2001. The Company has the option to extend it for additional periods.

          - Caracas, Venezuela. The lease for this facility expires on June 30, 2002. The Company has the option to extend it for additional periods.

Item 3 - Legal Proceedings
--------------------------

        The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

        Legal Proceedings With Respect To Discontinued Operations. On May 16, 1996, Index filed suit in the Circuit Court of Cook County--Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover a debit balance of $88,200 (Index Futures Group, Inc. v. Doug Niemann, case no. 96L-5506). On January 14, 1997, Niemann filed a counterclaim for $688,200. The Company believes that the counterclaim is without merit and will defend it vigorously.

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

        A German citizen, seeking damages of 6,403,519.19 Deutschmark (approximately $3,420,000 given the exchange rate as of September 25, 1999), filed a lawsuit in September 1998, in Germany, against an affiliate of MINC. The complaint arouse out of transactions that occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index, prior to the Sale of Assets. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the Sale of Assets agreement, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interests in this matter. As Index AG was an introducing broker of Index and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. In April 1999, MINC's German counsel reported that the Dusseldorf District Court dismissed all claims against MINC. However, the plaintiff has filed an appeal with the Dusseldorf Court of Appeals.

        On December 28, 1998, John and Christina Blazina, filed an NFA arbitration against Index and others, alleging breach of fiduciary duty, fraud, breach of contract and negligence in the solicitation and trading of a series of managed accounts opened at Index in 1995. Claimant seeks an award of $500,000, composed of alleged actual damages of $262,500, punitive damages of $170,000 and various other costs and fees. IFX believes that the allegations are without merit and will defend vigorously.

        On August 23, 1999, a lawsuit was filed in the Circuit Court of Cook County naming Index and two individuals as defendants (Craig Bordon v. Sean S. Mayo, et al., 99L-09368). The complaint alleges breach of contract and damages "in excess of" $50,000. The Company has not yet been served with the complaint. Based upon the allegations as set forth in the complaint, the Company believes that the claim is without merit.

        Settlement Of Claim Related To L. Luria & Son. On October 27, 1998, a complaint was filed by James Feltman as liquidating agent of L. Luria & Son, Inc. (Case No. 97-16731-BKC-RAM) seeking recovery from the Company of $368,188.84. Starting in the winter of 1996, IFX entered into an arrangement with the suppliers of L. Luria & Son, Inc. pursuant to which IFX advanced funds on behalf of L. Luria & Son, Inc. in order to allow it to purchase inventory. L. Luria & Son, Inc. reimbursed IFX for amounts that it had advanced. The complaint alleges that IFX was an insider of L. Luria & Son, Inc. because of Joel Eidelstein's relationship to L. Luria & Son, Inc. and that the amounts that L. Luria & Son, Inc. paid IFX constituted preferences under the Bankruptcy laws. On March 1, 1999, the Company reached an agreement to settle this complaint for $92,222.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted to a vote of IFX's stockholders during the fourth quarter of its fiscal year ended June 30, 1999.

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

        The Registrant's stock is traded on the NASDAQ SmallCap Market under the symbol "FUTR."

        Set forth below is the range of high and low trade prices per share of the common stock in the over-the-counter market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns, or commissions. All previously disclosed data has been restated for the one-for-five reverse split of common stock effected on January 12, 1998.

        On August 31, 1999, the closing price per share of common stock, as reported through NASDAQ, in the over-the-counter market was $19.00.

                                    Quarter
Type of Security                     Ended               High Trade  Low Trade
----------------                    -------              ----------  ---------
Common Stock                         9/30/97               $ 1.09    $  0.94
                                    12/31/97                 2.50       0.94
                                     3/31/98                 2.63       1.41
                                     6/30/98                 2.94       1.81
                                     9/30/98                 2.44       1.81
                                    12/31/98                12.50       1.25
                                     3/31/99                12.63       5.88
                                     6/30/99                21.50       9.38
                                     8/31/99 (1)            24.00      14.81

(1)     Includes the period July 1, 1999 through August 31, 1999.

Approximate Number of Holders of Securities

        As of August 31, 1998, there were 875 holders of record of the Registrant's common stock. The Registrant believes it has a greater number of stockholders because the Registrant believes that a substantial amount of its common stock is held of record in street name by broker-dealers for their customers.

Dividends

        The Registrant has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.

Item 6 - Selected Financial Data
--------------------------------

        The following table summarizes selected historical financial information of the Registrant and its subsidiaries for each of the last five years. All amounts presented have been restated on a continuing operations basis. Accordingly, the operating results of discontinued operations have been segregated from continuing operations and reported as a separate line item on the statement of operations. The selected financial information shown below has been derived from the Registrant's consolidated financial statements. This table should be read in conjunction with the other financial information of the Registrant, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial results included elsewhere herein.

          HISTORICAL FINANCIAL INFORMATION FROM CONTINUING OPERATIONS

                                                                          Year Ended June 30,
                                                        ---------------------------------------------------------
                                                        1999         1998          1997        1996        1995
                                                        ----         ----          ----        ----        ----
STATEMENT OF OPERATIONS DATA:
     Revenues from continuing operations......     $  725,300     $    -      $     -       $    -      $     -

     Cost and expenses from continuing
     operations:
        Cost of revenues......................        445,500          -             -           -            -
        General and administrative............      2,978,400       733,100     1,306,000    1,566,700   1,471,900
        Depreciation and amortization.........        232,400          -             -          62,300      69,600
                                                   ----------    ----------    ----------  -----------  ----------
        Total operating expenses..............      3,656,300       733,100     1,306,000    1,629,000   1,541,500
                                                   ----------    ----------    ----------  -----------  ----------
     Operating loss
        continuing operations.................     (2,931,000)     (733,100)   (1,306,000)  (1,629,000) (1,541,500)

     Other Income (Expense):
        Interest income.......................        376,100       290,100       410,600    5,028,700   5,008,600
        Loss on operations of equity investee.       (107,700)
        Other.................................        136,200       126,500       247,100            -           -
                                                   ----------    ----------    ----------  -----------  ----------
        Total other income....................        404,600       416,600       657,700    5,028,700   5,008,600
                                                   ----------    ----------    ----------  -----------  ----------
     Income (loss) from continuing
        operations before income taxes........     (2,526,400)     (316,500)     (648,300)   3,399,700   3,467,100
        Income tax provision (benefit)........       (811,000)     (108,000)     (220,000)     452,800   1,349,200
                                                   ----------    ----------    ----------  -----------  ----------
     Income (loss) from
        continuing operations.................     (1,715,400)     (208,500)     (428,300)   2,946,900   2,117,900
     Discontinued operations,
        net of taxes..........................      3,117,600     3,575,200     3,612,100   (4,080,000)(a) 293,700
                                                   ----------    ----------    ----------  -----------  ----------
     Net income (loss)........................      1,402,200     3,366,700     3,183,800   (1,133,100)  2,411,600
     Assumed cumulative dividend on
        class A preferred stock...............           -             -         (23,300)      (40,000)    (40,000)
                                                   ----------    ----------    ----------  -----------  ----------
     Net income (loss) available to
        common shareholders...................     $1,402,200    $3,366,700    $3,160,500  $(1,173,100) $2,371,600
                                                   ==========    ==========    ==========  ===========  ==========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
 Income (loss)from continuing operations......        $ (0.26)      $ (0.03)      $ (0.07)     $  0.44   $     0.35
 Income (loss) from discontinued operations...        $  0.48       $  0.57       $  0.55      $ (0.61)  $     0.04
                                                    ----------    ----------    ----------  -----------  ----------
     Net income...............................        $  0.22       $  0.54       $  0.48      $ (0.17)  $     0.39
                                                    ==========    ==========    ==========  ===========  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted........................      6,498,204     6,246,545     6,616,893    6,744,236   6,136,105

BALANCE SHEET DATA:
     Total assets.............................    $18,861,500   $11,543,400   $10,030,900   $6,331,000  $7,479,100
     Total debt...............................    $   316,900   $     -       $ 1,586,600   $    -      $    -
     Total stockholders' equity...............    $16,097,400   $11,335,100   $ 8,203,700   $6,216,500  $7,364,100

(a) Includes a restructuring charge in the amount of $1,556,500.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended June 30, 1999
--------------------------------------------------------------------------------

        The following discussion should be read in conjunction with our Consolidated Financial Statements and notes that follow it. This discussion and analysis reflects the adjustments made to segregate the discontinued operations ("discontinued operations") that resulted from the sale of the Company's brokerage assets in July 1996 to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate; and from divesture in June 1999 of its 50.1% interest in IFX Ltd. Discontinued operations are shown under a separate line item on the Income Statement for Fiscal Years 1999, 1998 and 1997; and for the balance sheet for Fiscal Years 1999 and 1998.

        Due to the discontinued operations, IFX's primary source of revenues changed from trading revenues and from foreign exchange operations to subscriber fees from Internet operations. IFX's revenues from 1999, 1998 and 1997 related to discontinued operations are shown as "Income from Discontinued Operations, net of income taxes." The revenues from the ISP acquisitions are accounted from the date of purchase.

        Due to the discontinued operations, IFX's expenses changed from consisting mostly of interest, commissions and other related brokerage costs to local dial-up lines, local internet connections, and depreciation and amortization expenses. The expenses from the ISP acquisitions are accounted from the date of purchase.


GENERAL

        IFX is a pan-regional Internet Service Provider, or ISP, in Latin America. We focus on serving individuals and small businesses. Our primary service is dial-up Internet access, which IFX offers through our Unete service, in various price and usage plans designed to meet the needs of our subscribers. Our business services include dedicated phone lines, web hosting, web page design, and domain name registration.

        IFX offers subscribers complete Internet access in English, Spanish, and Portuguese, with a user-friendly and easy to install software. The software contains a complete set of the most popular Internet applications including electronic mail, World Wide Web access, File Transfer Protocol and Internet Relay Chat. Through our infrastructure of IFX owned subsidiaries and third-party providers, our subscribers are able to access the Internet in 9 countries in Latin America, and in most major cities in the United States via a local telephone call and with no roaming fees. As of June 30, 1999, the Company had approximately 25,000 subscribers.

        Over the past year, IFX has established a regional presence by acquiring the stock or assets of established independent ISPs throughout Latin America. The Company intends to continue its strategy of acquiring ISPs in order to deepen and broaden its market presence in Latin America. The Company seeks to acquire an "anchor" ISP in each of its target countries, which can provide both local management talent and serve as the ISP consolidator for its respective country. The Company hopes that it will attain economies of scale (as the number of subscribers increases, the costs and expenses per subscriber decrease) in selling, general and administrative costs, particularly in the areas of numbers of employees and salaries, operating leases, and marketing expenses. However, there can be no assurance that the Company will achieve these anticipated cost reductions

        Prior to July 1996, the primary business of IFX was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of its majority-owned U.K. subsidiary) to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate, for a purchase price consisting of cash earn-out payments based upon the sold business's profitability during the sixty-six months following the sale. Since July 1996, IFX's revenues have consisted primarily of earn-out payments from such asset sale, interest income and income from operations of the Company's former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. In June 1999, IFX divested its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million in cash and a note receivable, and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits of IFX Ltd. through June 30, 2002.

        As discussed above, in November 1998 the Company entered into an agreement with International Technology and made the strategic decision to focus on the Internet industry. The Company is presently in the process of developing and acquiring ISP related businesses.

        In December 1998 the Company acquired a limited partnership interest in Telcom.Net, L.P., a domestic telecommunications and Internet software development company that was co-founded in 1997 by Joel M. Eidelstein, the Company's President.

        During 1999 the Company has completed acquisitions and investments, and intends to complete future acquisitions, to develop a Latin American pan-regional network of ISPs. The following is a summary of the Company's acquisition activities to date:

Date            Acquisition Or Investment               Business                   Country
----            -------------------------               --------                   -------
December 1998   Telcom.net                              Telcom/Internet Software   Regional
--------------------------------------------------------------------------------------------------
April 1999      Interweb Mexico                         ISP                        Mexico
                International Connection Service        ISP                        Venezuela
                Eldish Marketing                        ISP                        Venezuela
                Yupi Internet, Inc.                     Spanish Language Portal    Regional
--------------------------------------------------------------------------------------------------
May 1999        Interaccess                             ISP                        Chile
                Zupernet                                ISP                        Bolivia
--------------------------------------------------------------------------------------------------
July 1999       SDM Net                                 ISP                        Mexico
                Interactiva                             ISP                        Chile
--------------------------------------------------------------------------------------------------
August 1999     Intermedia                              ISP                        Chile
                E-Net                                   ISP                        Brazil
                Via Net                                 ISP                        El Salvador
                ITS Network                             ISP                        Honduras


LIQUIDITY AND CAPITAL RESOURCES

        For the year ended June 30, 1999, cash provided by on going and discontinued operations was approximately $4.0 million compared to cash provided by on going and discontinued operations of $1.2 million for the same period in fiscal 1998, an increase of approximately 233%. The majority of cash in 1999 was provided by the earn-out payments related to the sale of all of the brokerage assets (other than certain assets of its majority owned U.K. subsidiary) to E.D. & F. Man International, Inc. The cash used in operations is related to the start-up and general operating expenses of the ISP business. In addition, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of June 30, 1999, the Company held approximately $5.5 million in cash and short-term investments.

        For the year ended June 30, 1999, cash used in investment activities was approximately $4.8 million compared to cash used in investment activities of $1.2 million for the same period in fiscal 1998. The majority of cash used in 1999 was related to a $3.1 million investment in Yupi Internet Inc. and $1.4 million incurred in the ISP acquisitions in Latin America.

        For the year ended June 30, 1999, cash provided by financing activities was approximately $1.0 million compared to cash used in financing activities of $1.8 million for the same period in fiscal 1998. The majority of cash provided in 1999 was related to a $1.0 million investment received from International Technology Investments in exchange for 500,000 shares and stock purchase rights.

        Stockholders' equity at June 30, 1999 was approximately $16.1 million. The Company effected a one-for-five reverse split of its common stock, par value $0.004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock were reclassified and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's common stock were reduced to 6,279,130 shares from 31,395,649 shares outstanding before the split.

        Management believes existing cash and short-term investments together with operating cash flows from the earn-out payments from the sale of assets and access to equity capital provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

Subsequent Credit Agreements

        On August 1999, the Company entered into an agreement with Lucent Technologies Inc., providing the Company with the option to purchase up to $10 million of Lucent equipment. Under the agreement, Lucent will provide the Company with up to $10 million in networking equipment to upgrade and expand the Company's Internet operations, but the Company is under no obligation to purchase equipment from Lucent.

        On July 1999, the Company entered into an $500,000 lease agreement with SoftBank to provide the financing for the implementation of the Portal software(R). Under the terms of the agreement, Portal will develop a consolidated billing and accounts receivable system that should allow the Company to provide invoicing services to its customers across Latin America.

        On August 1999, the Company signed a five-year lease for new space in Hallandale, Florida, to commence October 1, 1999. This lease provides for aggregate payments totaling approximately $535,873 over the next 5 years.


YEAR 2000 COMPLIANCE

        IFX is aware of the "Year 2000" problem, which relates to whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information will generate wrong data and could fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations will potentially be affected in some way.

        IFX is currently engaged in a process to evaluate its internal status with respect to the Year 2000 issue, utilizing certain employees in its evaluation of possible Year 2000 problems. The costs and expenses of such an evaluation have not been material. To date, it has not discovered Year 2000 issues in the course of its assessment that would have a material adverse effect on its business, results of operations or financial condition; however, IFX can give no assurance that all Year 2000 issues were discovered during the assessment or that it will not discover additional Year 2000 issues that could have a material adverse effect. In addition, IFX faces Year 2000 risks with respect to the acquisitions it makes, especially in Latin America, where Year 2000 preparedness may not be adequate.

        Concurrently with the analysis of its internal systems, IFX has begun to survey third-party entities with which it transacts significant business, including critical vendors and financial institutions, for Year 2000 compliance. With respect to its most critical vendors, IFX is in the process of evaluating the Year 2000 preparedness of its telecommunications providers, on which it is reliant for the network services crucial to web hosting and Internet connectivity services. It is actively working to mitigate any potential impact by maintaining diverse providers for such network services. However, failure of any one provider may have a material adverse impact on Company operations. IFX does rely heavily on various third party equipment and service providers, and the Company expects to complete the survey to adequately address Year 2000 issues by October 1999. At this time, IFX cannot estimate the effect, if any, that non-compliant systems at these entities could have on it, and IFX can give no assurance that the impact, if any, will not be material.


RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998
-----------------------------------------------------------

        Revenues. In fiscal 1999, IFX derived $616,300, or 84% of continuing revenues from subscriptions from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. With the current pricing plans, customers have several choices including unlimited local, unlimited pan-regional and limited local plans.

        In addition, in fiscal 1999, IFX derived $109,100, or 12% of continuing revenues from certain small business services which include web-hosting, web design, full-time dedicated access connections to the Internet, and other value-added services such as domain name registration. IFX's web-hosting services allow a business or individual to post information on the World Wide Web through IFX's servers. IFX's Web design services offers Internet site development services for small businesses. Full-time dedicated lines offer small businesses direct and uninterrupted connections to the Internet without the need to dial any number.

        Revenues for fiscal 1998 from continuing operations are $0, since the Company had not yet been involved in the Internet business. They are shown as a segregated item in the income statement as discontinued operations.

        Costs of Revenues. IFX's cost of revenues include all the costs that are primarily related to the number of subscribers. The primary costs are the local Internet connection fees paid to the telecommunication companies in each country and the subscriber start-up expenses. The telecommunication expenses include the costs of providing our subscribers with local telephone dialing numbers to our POPs, the costs related to third-party POPs, and the costs of the connections of IFX's hubs to the Internet backbone. Start-up expenses include the cost of distributing the CD-Rom with our starter kit software. Cost of revenues were $445,400 and $0 for the year ended June 30, 1999 and June 30, 1998, respectively.

        General and Administrative Expenses. General and administrative costs are primarily for salaries, legal, accounting and consulting fees incurred mostly in the Company's acquisitions in Latin America, and advertising and trade show expenses which are related to the promotions of our ISP service. General and administrative expenses were $2,978,400 and $733,100 for the years ended June 30, 1999 and June 30, 1998, respectively. The increase of approximately 302% was due to the expenses of growth the Company experienced as it entered the Internet service business in fiscal 1999.

        IFX believes that it is necessary to purchase or install POPs in each major country in Latin America. As IFX continues with that expansion into new markets, both costs of sales and selling, general and administrative expenses will increase. IFX expects that these costs will have a short-term negative impact on our net income. However, the Company believes that over the long-term these POPs should have a positive impact on net income. In countries where the Company does not want to establish a presence, but wants its subscribers to have access to the Internet, it will use third-party POPs.

        Depreciation and amortization. Depreciation and amortization are related to the depreciation of fixed assets and the amortization of the acquired customer base from other ISPs. IFX depreciates its assets on schedules that range from three to five years. IFX amortizes purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. This amortization has a negative effect on net income. Depreciation and amortization expense was $232,400 and $0 for the years ended June 30, 1999 and June 30, 1998, respectively.

        The Company will continue to invest heavily in purchases of computer equipment and acquisitions in Latin America, which will increase its depreciation and amortization costs. These costs should have a short-term negative impact on net income and cash flow, but the Company believes that these increased costs will be more than offset by anticipated increases in revenue attributable to overall subscriber growth. However, there can be no assurance that the Company will be able to build, increase or maintain its subscriber base in a given market to the extent necessary to generate sufficient revenues to offset these expenses.

        Interest Income. The interest income is mostly derived from the $5.0 million invested in short-term government notes. Interest income was $376,000 and $290,200 for the years ended June 30, 1999 and June 30, 1998, respectively.

        Other Income and Gains from Discontinued Operations. In 1999, the Company earned approximately $2.4 million of net earn-out payments from the 1996 sale of its brokerage asset to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate. In addition, the Company recorded approximately $0.9 million representing the net results from the operations of its disposed UK subsidiary. All the proceeds of the gains were invested in the Internet operations in Latin America.

        Income tax provision. For the year ended June 30, 1999, the Company recorded a tax benefit of approximately $811,000 from its continuing operations. The effective tax rate for 1999 and 1998 was 32% and 34%, respectively. Including the Company's discontinued operations, the net tax provision was $0.9 million. For the year ended June 30, 1998, the Company recorded a tax provision of $2.2 million.

        Net income (loss) and income (loss) per share. As a result of the factors discussed above, IFX's loss from continuing operations for the year ended June 30, 1999 was approximately $1.7 million, or $(0.26) per share, compared to a net loss of $0.2 million, or $(0.03) per share, for the year ended June 30, 1998. Including discontinued operations, the Company earned $1.4 million, or $0.22 per share, compared to a net income of $3.4 million, or $0.54 per share, for the year ended June 30, 1998.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997
-----------------------------------------------------------

        As a result of the sale in 1999 of IFX Ltd. and the prior sale in 1996 of E.D.& F. Man, all revenues and costs related to these businesses are included in "Discontinued Operations". The Company, on a continuing operations basis, had no revenues or cost of revenues in 1998 or 1997.

        General and Administrative Expenses. General and administrative costs are primarily for salaries, legal, accounting and consulting fees incurred mostly in the Company's general operations. General and administrative expenses were $733,100 and $1,306,000 for the years ended June 30, 1998 and June 30, 1997, respectively. Corporate governance costs were reduced in 1998 reflecting the Company's decreased level of operations.

        Depreciation and Amortization. Depreciation refers to the Company's fixed assets which were all furniture related. IFX depreciates its assets on schedules that range from three to five years. Depreciation expense was insignificant during 1998 and 1997. There was no amortization expense during 1998 or 1997.

        Income from Discontinued Operations. In 1998, the Company earned approximately $2.3 million of net earn-out payments from the 1996 sale of its brokerage asset to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate. In addition, the Company recorded approximately $1.2 million representing the net results from the operations of its disposed UK subsidiary.

        Income tax provision. For the year ended June 30, 1998, the Company reflected a tax benefit of $108,000 from its continuing operations. The effective tax rate for 1998 and 1997 was 34% in each year.

        Net income (loss) and income (loss) per share. As a result of the factors discussed above, IFX's loss from continuing operations for the year ended June 30, 1998 was approximately $208,500, or $(0.03) per share, compared to a net loss of $428,300, or $(0.07) per share, for the year ended June 30, 1997. Including discontinued operations, the Company earned $3.4 million, or $0.54 per share, compared to a net gain of $3.2 million, or $0.48 per share, for the year ended June 30, 1998 and June 30, 1997, respectively.

Forward-Looking Statements

        The statements contained herein that are not historical facts are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), apply to forward-looking statements the Company makes. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISPs, and other matters contained herein regarding matters that are not historical facts, are only predictions. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considered reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this Prospectus. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person that these estimates and projections will be realized, and actual results may vary materially.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

      The Company's continuing operations are focused primarily in Latin America, subjecting the Company to certain political, economic and commercial risks and uncertainty not typically found in the U.S. The Company's exposure to market risk is directly related to its role, through IFX/EN Inc., as a Latin American ISP. The Company's primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's assets, liabilities and/or equity. When the Company operates in a foreign country, the value of the local currency will probably fluctuate. This fluctuation can cause the Company to gain or lose on the translation to US Dollars.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

        For financial information, see the financial statements and notes thereto set forth at Item 14 hereof.

Item 9 - Changes In and Disagreements With Accountants On Accounting and Financial Disclosures
------------------------------------------------------------------------

        On July 1, 1999, IFX filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that on June 28, 1999 it had dismissed Arthur Andersen LLP and appointed Ernst & Young LLP as its independent auditors for the fiscal year ending June 30, 1999. The decision to dismiss Arthur Andersen LLP was not based upon any disagreement between IFX and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The reports of Arthur Andersen LLP as of and for the fiscal years ended June 30, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or application of accounting principles. During the registrant's fiscal years ended June 30, 1998 and 1997, and during the subsequent interim periods prior to June 28, 1999, there were no (i) disagreements between the registrant and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the registrant's financial statements, or (ii) "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers
------------------------------------------

        The Directors and Executive Officers of IFX as of September 15, 1999 were as follows:

Name                  Age              Office
-------------------   ---      ---------------------------------------------
Joel M. Eidelstein    32       Chairman of the Board, President and Director
Michael Shalom        28       Chief Executive Officer
Jose Leiman           39       Chief Financial Officer
Zalman Lekach         32       Vice President of Mergers and Acquisitions
                               and Director
Colleen M. Downes     36       Secretary, Treasurer and Director
George A. Myers       48       Director
Joseph M. Matalon     40       Director
Burton J. Meyer       52       Director


        Joel M. Eidelstein has served as a director of the Company since November 1990 and, since November 9, 1996, he has served as the President of the Company. Mr. Eidelstein graduated from Brandeis University in May 1988. From June 1988 until June 1996, he was an independent commodity futures trader and a floor manager with Index Futures Group, Inc. Mr. Eidelstein also is the owner and sole officer of Alerica, Inc., a general partner of Telcom.Net, L.P., an Internet communications software development company in which IFX owns an interest.

        Michael Shalom was elected as IFX's Chief Executive Officer on September 8, 1999 and has served as a director of Emerging Networks, Inc., a subsidiary of IFX, since November 1998. Prior to July 1998, Mr. Shalom was a principal of, and was actively involved in the management of the INTCOMEX group of companies, which group is a Latin American wholesale distributor of microcomputers, networking products, mass storage products, multimedia products, computer peripheral equipment and computer components. In July 1998, the INTCOMEX group of companies was sold to CHS Electronics, a Fortune 500 company. Mr. Shalom is also a principal at International Technology Investments.

        Jose Leiman has served as Chief Financial Officer of the Company since August 1, 1999. From March 1996 to June 1999, Mr. Leiman was a CPA and tax attorney with Ernst & Young LLP, an international accounting firm. Prior to joining Ernst & Young LLP, Mr. Leiman was an attorney with Dewey Ballantine LLP, an international law firm. Mr. Leiman has also worked as a CPA with Price Waterhouse.

        Zalman Lekach has served as a director of the Company since February 1997 and, since May 24, 1999, has served as the Company's Vice President of Mergers and Acquisitions. Mr. Lekach served as President and Chief Operating Officer of Parlux Fragrances, Inc., an international designer, manufacturer and marketer of fragrances ("Parlux") from 1995 until December 1998. He became a director and an executive officer of Parlux, S.A., Parlux's French subsidiary, in May 1990. Mr. Lekach received a B.A. from Cornell University.

        Colleen M. Downes became Secretary of the Company in November 1998. Ms. Downes has served as a director and as the Treasurer of the Company since February 1997, as a Vice President of the Company since June 1998 and has been employed by the Company or its subsidiaries since January 1985. Ms. Downes served as acting Chief Financial Officer of the Company from November 1998 through July 1999.

        George A. Myers has served as a director of the Company since November 1990. Mr. Myers has been managing general partner of MC Capital, a diversified real estate company with offices in Chicago, Illinois, Phoenix, Arizona, and San
 Diego, California since 1981.

        Joseph M. Matalon has served as a director of the Company since February 1999. Since January 1998, Mr. Matalon has served as the Director of Investments and Chairman of the Finance Committee of Mechala Group Jamaica Limited, a diversified business enterprise primarily engaged in development and construction, manufacturing and trading and financial services. From January 1996 to December 1997, Mr. Matalon served as Executive Vice President and Chief Operating Officer of Mechala Group Jamaica Limited and, prior thereto, he served for 10 years as Senior Vice President of the ICD Group. Mr. Matalon is a graduate of the London School of Economics and also serves as a director of The Bank of Nova Scotia Jamaica Limited; Scotiabank Jamaica Trust and Merchant Bank Limited; the Gleaner Company Limited; and the Institute of Management and Production. Mr. Matalon also is Chairman of Prime Life Assurance Company Limited and British Caribbean Insurance Company Limited. Additionally, Mr. Matalon has also served as Deputy Chairman of Cable & Wireless Jamaica. Mr. Shalom is a principal at International Technology Investments.

        Burton J. Meyer has served as a director of the Company since May 1999. Mr. Meyer previously served as director of the Company from August 1986 until July 1, 1996 and as President of the Company from July 1987 until July 1, 1996. Mr. Meyer has served as an Executive Vice President of E.D. & F. Man International, an international futures and conglomerate brokerage, since July 1996.

        Directors are elected and serve until the next annual meeting or until their successors are elected and qualified. Officers are elected annually by the Board of Directors.

        Pursuant to the agreement dated as of November 23, 1998, by which International Technology acquired its equity interest in the Company, each of IFX, Lee S. Casty and International Technology have agreed to use its or his reasonable best efforts to vote all of its or his shares of Common Stock, at any annual or special meeting of IFX stockholders, to elect to the Board of Directors one individual nominated by International Technology and one individual nominated by Mr. Casty. Joseph M. Matalon is International Technology's nominee for election to IFX's Board of Directors and Joel Eidelstein is Mr. Casty's nominee.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership and to provide copies of such reports to the Company and to the Nasdaq Stock Market. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that all officers, directors and 10% beneficial owners complied with all Section 16(a) filing requirements during fiscal year 1999, except for the following: Burton J. Meyer filed his Form 3 one week late; Joseph M. Matalon filed his Form 3 several months late; and Joel M. Eidelstein filed a Form 4 one week late; and Zalman Lekach filed his Form 5 several weeks late.

Item 11 - Executive Compensation
--------------------------------

        The following table sets forth all cash compensation paid by the Company to its President, Joel Eidelstein, who in fiscal year 1999 acted in a capacity similar to the Company's chief executive officer. There were no other executive officers of the Company whose compensation for fiscal year 1999 exceeded $100,000.

                                                Annual            Long Term
                                             Compensation        Compensation
                                             -------------    ------------------
Name and Principal Position     Year Ended                        Securities
---------------------------      June 30     Salary   Bonus   Underlying Options
                                ----------   ------   -----   ------------------

Joel M. Eidelstein, President      1999      $50,000     -          300,000
                                   1998      $24,000     -              -
                                   1997      $16,000     -              -


Fiscal Year 1999 Option Grants and Exercises

        The following table sets forth information with respect to options to purchase shares of Common Stock of the Company that were granted in fiscal year 1999 to the named executive officers.

Option Grants in Fiscal Year 1999

                        Option Grants in Fiscal Year 1999
                        ---------------------------------


                   Number of
                   Securities    Percent of total                             Potential Realizable Value at
    Name and       Underlying    Options Granted    Exercise    Expiration    Assumed Annual Rates of Stock
   Principal        Options      to Employees in    Price         Date(2)     Price Appreciation for Option
    Position       Granted(1)      Fiscal Year       ($/Sh)                              Term(3)
   ---------       ----------    ----------------   --------    -----------   -----------------------------
                                                                                   5%              10%
                                                                                   --              ---
Joel M.
Eidelstein,         300,000           86.5%          $3.00        11/10/08     ($44,830)      $461,715
President...

-----------------

(1) A total of 150,000 shares of Common Stock subject to the option are currently exercisable. The remainder of the option vests on January 1, 2000 and January 1, 2001.

(2) The option expires 10 years after the date of the grant.

(3) The potential realized value is calculated assuming that the fair market value on the date of the grant appreciates at the indicated annual rate (set by the Securities and Exchange Commission), compounded annually, for the 5-year or 10-year term of the option. The $3.00 exercise price of Mr. Eidelstein's option is greater than the $1.75 closing price of the Common Stock on the date of the grant. The Potential Realizable Value is not intended to predict the possible future appreciation of the price of the Common Stock.

Compensation Committee Interlocks and Insider Participation

        In February 1999 the Company established a standing compensation committee of the Board of Directors. Prior to that time, all functions normally delegated to a compensation committee were performed by the full Board of Directors. From February 1999 until May 1999, the members of the Compensation Committee of the Board of Directors were George Myers and Zalman Lekach. On May 17, 1999, and following his election to IFX's Board of Directors, Burton J. Meyer was appointed to the Compensation Committee and Zalman Lekach resigned therefrom, so that the current members of the Compensation Committee are George Myers and Burton J. Meyer. Mr. Meyer previously served as an officer of IFX from 1987 to June 1996. On May 24, 1999, Mr. Lekach was appointed as IFX's Vice President of Mergers and Acquisitions.

        In July 1, 1996, the Company sold certain assets to E.D.& F. Man International, Inc. As a result of the sale, E.D.& F. Man International, Inc. made payments to the Company in the aggregate amount of approximately $4 million for fiscal year 1999. Burton J. Meyer, a director of the Company and a member of the Company's Compensation Committee, serves as Executive Vice President of E.D.& F. Man International, Inc.


COMPENSATION COMMITTEE REPORT

        In February 1999, the Board of Directors established a Compensation Committee of the Board of Directors (the "Compensation Committee") to, among other things, develop and oversee the Company's compensation policy and approve salaries and annual bonuses for senior management of the Company. Prior to such time, the Board of Directors performed the functions typically delegated to a compensation committee. George Myers and Zalman Lekach served as the initial members of the Compensation Committee until May 17, 1999, when Burton J. Meyer was appointed to replace Mr. Lekach. The Compensation Committee currently consists of George Myers and Burton J. Meyer.

        Compensation Policy. The Company's compensation policy for senior management historically has consisted almost exclusively of cash salaries and, from time to time, discretionary performance bonuses. In fiscal year 1999, the Board of Directors implemented a change in the Company's compensation policy to add a significant long-term equity component to the compensation paid to its senior management. The Board expects that this change will strengthen the Company's ability to recruit, motivate and retain highly-qualified individuals. The Compensation Committee believes that stock options and restricted stock, which vest over time and will be subject to forfeiture, better align the interests of the Company's senior management with the interests of the Company's stockholders. The Committee also believes that substantial equity ownership by individuals in leadership positions within the Company will help to ensure that such individuals remain focused on building stockholder value. To effectuate this change in policy, the Company's 1998 Stock Option and Incentive Plan (the "Plan") was adopted by the Board of Directors in November 1998 and was approved by the IFX stockholders at the 1998 annual meeting.

        Joel M. Eidelstein, the President of the Company, has authority to hire all members of senior management of the Company and, subject to the Compensation Committee's approval, to determine the compensation to be paid to such executives. In determining annual salary and salary increases for senior management, Mr. Eidelstein and the Compensation Committee consider various factors, such as the executive's contribution to the Company's operating effectiveness and profitability; the executive's achievement of pre-established goals and performance targets; the level of responsibility, scope and complexity of such executive's position relative to other executive management; and the salary levels of other companies in the same industry. Zalman Lekach, IFX's Vice President of Mergers and Acquisitions, was issued 3,771 shares of restricted Common Stock under the Plan and also is eligible to receive options to purchase Common Stock if and to the extent he achieves certain performance targets and acquisition goals, as specified in his employment agreement. Mr. Lekach has been granted options to purchase an aggregate of 23,308 shares of Common Stock under the Plan, which options vest on an annual basis over the four years following the date of grant. Jose Leiman, who has served as IFX's Chief Financial Officer since August 1999, was granted several options to purchase an aggregate of 115,000 shares of Common Stock under the Plan, which options vest primarily on an annual basis over the four years following the date of grant.

        Compensation of the President. The compensation paid to Joel

M. Eidelstein, the President of the Company, during the last three fiscal years is listed in the Executive Compensation table located elsewhere in this report. During fiscal years 1997 and 1998, Mr. Eidelstein accepted a significantly reduced salary because the operations of the Company had decreased materially following the Company's July 1996 sale of its commodities brokerage business. In recognition of Mr. Eidelstein's pivotal role in evaluating the Company's future business prospects and managing the Company's transition into the Internet business, the Board of Directors authorized an increase in Mr. Eidelstein's salary to $50,000 for fiscal year 1999 and granted him an option to purchase a significant number of shares of Common Stock. The revision to Mr. Eidelstein's compensation package is consistent with IFX's emphasis on equity based compensation.

        On November 10, 1998 Mr. Eidelstein was granted an option to purchase 300,000 shares of Common Stock, which is an incentive stock option to the extent it qualifies for treatment as such. Mr. Eidelstein's option vested 25% on each of November 10, 1998 and January 1, 1999, and will vest an additional 25% on each of January 1, 2000 and January 1, 2001. The exercise price of the option is $3.00 per share and the sale price of the Common Stock as reported by the Nasdaq Stock Market as of the date of grant was $1.75 per share. The Board of Directors approved the option grant to Mr. Eidelstein in recognition of his dedication to the Company during the transition following the Company's July 1996 sale of its commodities brokerage business and Mr. Eidelstein's acceptance of a below-market salary during fiscal years 1997 and 1998.



        September 25, 1999

                                    SUBMITTED BY THE COMPENSATION COMMITTEE OF
                                    THE BOARD OF DIRECTORES

                                    George A. Myers
                                    Burton J. Meyer

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          AMONG IFX CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
                         AND THE NASDAQ FINANCIAL INDEX

                              [CHART APPEARS HERE]

                                   CUMULATIVE TOTAL RETURN
                            -----------------------------------
                            6/94  6/95  6/96  6/97  6/98   6/99
IFX CORPORATION              100    63    63    75   153  1,480
NASDAQ STOCK MARKET (U.S)    100   133   171   208   274    393
NASDAQ FINANCIAL             100   114   149   218   283    285

* $100 INVESTED ON 6/30/94 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING JUNE 30.

                                      -36

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        The following table sets forth, as of September 15, 1999, certain information regarding the Common Stock beneficially owned by (i) each director of the Company, (ii) the Company's President, who is the only executive officer of the Company whose compensation is required to be disclosed in the "Executive Compensation" table contained elsewhere herein, (iii) each person known by the Company to own more than five percent of the Common Stock of the Company, and
(iv) the executive officers and directors of the Company, as a group.

                                             Amount and Nature of             Approximate
Name/Address (1)                             Beneficial Ownership           Percent of Class
----------------                             --------------------           ----------------
Joel M. Eidelstein.....................             184,945 (2)                   2.4%

Zalman Lekach..........................               4,871                        *

Colleen M. Downes......................                 500 (3)                    *

Joseph M. Matalon......................           6,000,000 (4)                   48.2%

Michael Shalom.........................           6,006,425 (4)                   48.3%

Burton J. Meyer........................             371,812 (5)                    4.8%

George A. Myers........................                 733 (6)                    *

Lee S. Casty...........................           3,393,282(7)(8)                44.1%

International Technology Investments,             6,000,000 (9)                  48.2%
LC.....................................

All officers and directors as a group             6,579,286                      51.8%
(8 persons)............................
-----------------

(1) The address of each director and executive officer of the Company is in care of the Company, 707 Skokie Blvd., 5th Floor, Northbrook, IL 60062.

(2) Includes 150,000 shares of Common Stock subject to an option granted to Mr. Eidelstein pursuant to the IFX 1998 Stock Option and Incentive Plan, which option currently is exercisable.

(3)     Consists of 500 shares of Common Stock owned by Ms. Downes' spouse.

(4) Includes 1,250,000 shares of Common Stock held by International Technology and 4,750,000 shares of Common Stock subject to an option that is currently exercisable. See note 9 below. Each of Mr. Matalon and Mr. Shalom may be deemed to be an affiliate of International Technology and, accordingly, each of Mr. Matalon and Mr. Shalom may be deemed to beneficially own the shares of Common Stock held by such entity.

(5) Includes 100,000 shares of Common Stock that Mr. Meyer may acquire upon exercise of an option granted to him by Lee S. Casty, which option currently is exercisable.

(6) Consists of 333 shares of Common Stock held by Mr. Myers' spouse as custodian for Mr. Myers' minor children and 400 shares of Common Stock held by Mr. Myers under the Uniform Gifts to Minors Act as custodian for two of his minor children.

(7) Mr. Casty's address is in care of French-American Securities, Inc., 707 Skokie Blvd., 5th Floor, Northbrook, IL 60062.

(8) Includes 100,000 shares subject to an option granted to Burton J. Meyer. Also includes 50,390 shares of Common Stock owned by Mr. Casty's minor children and 250,000 shares held by a third party custodian under the Uniform Gifts to Minors Act for the benefit of Mr. Casty's minor children.

(9) Includes 4,750,000 shares of Common Stock subject to an option granted by IFX that currently is exercisable. International Technology's address is in care of Adorno & Zeder, 2801 S. Bayshore Drive, Suite 1600, Miami, Florida 33133.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

        Prior to fiscal year 1996, FX Chicago, Inc. made loans of $611,400 to C. Adam Ltd. (successor in interest to SRC, Inc.), an entity affiliated with Mr. Casty. The loans were evidenced by a demand note bearing interest at 8%, which rate subsequently was amended to equal the prime rate. In October 1998, this note was amended again to provide that (i) the interest rate will be adjusted each month to equal the interest rate actually earned by the Company on its short-term savings or money market account during the immediately preceding month plus one-half percent, and (ii) amounts outstanding under the note may be repaid by transfer to FX Chicago, Inc. of shares of Common Stock with an aggregate fair market value equal to the amount outstanding. The fair market value of shares tendered to repay the note will be valued at the average of the closing bid and ask price of Common Stock as reported by the Nasdaq SmallCap Market (or such other stock exchange on which the Common Stock may then be listed) on each of the three trading days ending on the trading date immediately prior to the delivery of the Common Stock to FX Chicago, Inc. The Company earned interest income of $39,400, $52,400 and $51,700 on this note, on a consolidated basis, during the fiscal years ended June 30, 1999, 1998, and 1997, respectively.

        In December 1998, IFX/Telcom, Inc., a wholly-owned subsidiary of the Company, purchased a limited partnership interest in Telcom.Net, L.P., an Internet communications software development company that was co-founded in 1997 by Joel M. Eidelstein, the Company's President. The limited partnership interest was purchased from Alerica, Inc., a corporation that is wholly-owned by Mr. Eidelstein and which is a general partner of Telcom.Net, L.P. The purchase price of such limited partnership interest was $200,000. The limited partnership interest entitles IFX/Telcom, Inc. to receive priority distributions up to $200,000, the amount of the Company's invested capital, plus approximately 20% to 25% of the profits of Telcom.Net, L.P., after all of its other partners have received priority distributions equal to their aggregate invested capital. In addition, the Company purchased from Alerica, Inc. an outstanding promissory note of Telcom.Net in the principal amount of $50,000. The Board of Directors (excluding Mr. Eidelstein, who abstained from discussion or voting) determined that the purchase price for this note was fair and that the purchase was in the best interests of the Company.

        The Company has guaranteed certain liabilities owed by Telcom.Net, L.P., a limited partnership, to Qwest/LCI, International. One of the general partners of Telcom.Net, L.P. is Alerica, Inc., a company that is wholly-owned by Joel Eidelstein, the Company's President. There is no maximum amount payable under this guarantee; however, the Company reasonably believes, based on the business of the limited partnership, that its potential liability under this guarantee will not exceed $100,000.

        During fiscal year 1999, the Company made a short-term loan to Telcom.Net, L.P. in the amount of $50,000 and paid expenses of approximately $65,000 on behalf of Telcom.Net, L.P. As of June 30, 1999, $7,000 remained outstanding under the loan and the Company had approximately $38,000 in accounts receivable from Telcom.Net, L.P., which it expects to receive in the ordinary course.

        Each of Joseph M. Matalon, a director of the Company, and Michael Shalom, the Company's Chief Executive Officer, is an affiliate of International Technology Investments, LC ("International Technology"). In November 1998, IFX entered into an agreement with International Technology in which it contributed $1,000,000 to IFX and International Technology received 500,000 shares of Common Stock from IFX, at a price of $2.00 per share, for its contribution and the option to acquire 5.5 million IFX shares. As of the date of this report, International Technology has contributed $3,000,000 in additional capital to IFX and International Technology has received 750,000 shares of Common Stock from IFX, at a purchase price of $2.00 per share, for its additional contribution and is entitled to receive an additional 750,000 shares. International Technology's purchase option expires in January 2004.

        Certain information regarding Burton J. Meyer is set forth under the caption "Compensation Committee Interlocks and Inside Participation." The Company believes that all transactions disclosed above have been, and the Company's board of directors intends that any future transactions with its officers, directors, affiliates or principal stockholders will be, on terms that are no less favorable to the Company than those that are obtainable in arm's length transactions with unaffiliated third parties.

                                    PART IV
                                    -------

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)     The following documents are filed as a part of this report:

(1)     Financial Statements:
        The following financial statements are attached to this Form 10-K commencing on page 45.
                                                             Page
                                                             ----

  Report of Independent Certified Public Accountants           43
  Report of Independent Certified Public Accountants           44
  Consolidated Balance Sheets as of June 30, 1999 and 1998 45 Consolidated Statements of Operations for the Years
    Ended June 30, 1999, 1998 and 1997                         46
  Consolidated Statements of Changes in Stockholders'
    Equity for the Years Ended June 30, 1999, 1998 and
    1997                                                       47
  Consolidated Statements of Cash Flows for the Years
    Ended June 30, 1999, 1998 and 1997                         48
  Notes to Consolidated Financial Statements                   50

(2)  Schedules
  Schedule II - Valuation and qualifying accounts

        All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(3)     Exhibits

        The list of exhibits is attached to this Form 10-K on page 42.

(b)     Reports on Form 8-K

        1. Current Report on Form 8-K filed on July 1, 1999 pursuant to Item 4, regarding change in the Company's certifying accountant

        2. Current Report on Form 8-K filed on July 13, 1999 pursuant to Item 2, regarding sale of the Company's shares of IFX Limited

   Exhibit
      No.           Description
   -------          -----------
     3.1         * Amended By-laws of IFX

     3.2         * Restated Certificate of Incorporation

    10.1         * Employment Agreement dated May 1999 with Zalman Lekach

    10.2 IFX 1998 Stock Option and Incentive Plan, which is incorporated by reference to Exhibit 4.1 to IFX's Registration Statement on Form S-8 filed on April 14, 1999

    10.3 Asset Sale and Purchase Agreement regarding IFX's sale of assets of Index Futures Group to E. D. & F. Man International, Inc., which is incorporated by reference to Exhibit A to the Company's Definitive Information Statement on Schedule 14C filed on June 12, 1996

    10.4 Share Sale Agreement dated June 30, 1999 regarding IFX's disposition of its shares of IFX Limited, which is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 13, 1999

    10.5 Subscription and Joint Venture Agreement dated November 23, 1998 with International Technology Investments, LC, which is incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on November 25, 1998

    10.6 Letter from Arthur Andersen LLP regarding the change in the registrant's certifying accountant, which is incorporated by reference to Exhibit 16.1 to IFX's Current Report on Form 8-K filed on July 1, 1999

    21.1           List of subsidiaries of the Company

    23.1a          Consent of Ernst & Young LLP

    23.1b          Consent of Arthur Andersen LLP

    27             Financial Data Schedule
         --------------------------------

           * Filed herewith

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Stockholders of
IFX Corporation
and Subsidiaries:


        We have audited the accompanying consolidated balance sheet of IFX Corporation (a Delaware corporation) and subsidiaries ("the Company") as of June 30, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended June 30, 1999. Our audit also included the financial statement schedule for the year ended June 30, 1999 listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFX Corporation and Subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year end June 30, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ ERNST & YOUNG LLP

Miami, Florida,
September 24, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




To the Stockholders of
IFX Corporation
and Subsidiaries:


        We have audited the accompanying consolidated balance sheet of IFX Corporation (a Delaware corporation) and subsidiaries ("the Company") as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IFX Corporation and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois,
September 24, 1999

                        IFX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                      ------
                                                                                   June 30,
                                                                        ----------------------------
                                                                             1999           1998
                                                                             ----           ----
CURRENT ASSETS:
   Cash............................................................     $   482,800     $   321,900
   Short-term investments..........................................       5,000,000       5,311,300
   Receivables, net of allowance for doubtful accounts of
     $80,100 for 1999 and $0 for 1998..............................         458,300         104,900
   Net assets of discontinued operations...........................       3,726,900       5,034,500
                                                                        -----------     -----------
        Total current assets.......................................        9,668,000     10,772,600


LONG-TERM ASSETS:
   Investment in Yupi Internet Inc.................................       3,113,500           -
   Investments in and advances to affiliated partnerships..........         241,500         120,200
   Notes receivable................................................         612,500         611,400

   Furniture, equipment, and leasehold improvements................       2,253,500          14,400
   Less: accumulated depreciation and amortization.................        (369,300)         (1,700)
                                                                        -----------     -----------
   Furniture, equipment, and leasehold improvements, net...........       1,884,200          12,700

   Acquired customer base, net.....................................       2,686,600           -
   Other assets....................................................         655,200          26,500
                                                                        -----------     -----------
        Total long-term assets.....................................       9,193,500         770,800
                                                                        -----------     -----------
TOTAL ASSETS                                                            $18,861,500     $11,543,400
                                                                        ===========     ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses..........................       $2,447,200     $   208,200


LONG-TERM LIABILITIES:
   Notes payable...................................................         316,900            -


STOCKHOLDERS' EQUITY:
   Common stock, (restated for reverse-split)$.02 par value;
     150,000,000 shares authorized, 6,830,240 and 6,155,550 shares
     issued and outstanding in 1999 and 1998, respectively.........         136,600         123,100
     Paid-in capital...............................................      11,299,100       7,842,700
   Retained earnings...............................................       4,817,200       3,415,100
   Accumulated other comprehensive income.............................      (26,000)        (45,700)
   Deferred compensation..............................................     (129,500)          -
                                                                        -----------     -----------
TOTAL STOCKHOLDERS' EQUITY............................................   16,097,400      11,335,200
                                                                        -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................  $18,861,500     $11,543,400
                                                                        ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                 Year Ended June 30,
                                                   ---------------------------------------------
                                                      1999            1998              1997
                                                      ----            ----              ----
STATEMENT OF OPERATIONS DATA:
     ISP Revenues:
        Dial Up................................    $ 616,300        $    -           $     -
        Hosting................................       28,200             -                 -
        Dedicated and Design Web Services......       80,800             -                 -
                                                  ----------       ----------        ----------
        Total revenues.........................      725,300             -                 -

     Cost and expenses:
        Cost of revenues.......................      445,500             -                 -
        General and administrative.............    2,978,400          733,100         1,306,000
        Depreciation and amortization..........      232,400             -                 -
                                                  ----------       ----------        ----------
        Total operating expenses...............    3,656,300          733,100         1,306,000
                                                  ----------       ----------        ----------
     Operating loss from
        continuing operations..................   (2,931,000)        (733,100)       (1,306,000)

     Other Income (Expense):
        Interest income........................      376,100          290,100           410,600
        Loss on operations of equity investee..     (107,700)            -                 -
        Other..................................      136,200          126,500           247,100
                                                  ----------       ----------        ----------
        Total other income.....................      404,600          416,600           657,700
                                                  ----------       ----------        ----------
     Loss from continuing
        operations before income taxes.........   (2,526,400)        (316,500)         (648,300)
        Benefit from income tax................     (811,000)        (108,000)         (220,000)
                                                  ----------       ----------        ----------
     Loss from continuing operations...........   (1,715,400)        (208,500)         (428,300)
     Income from discontinued
        operations, net of taxes...............    3,117,600        3,575,200         3,612,100
                                                  ----------       ----------        ----------
     Net income................................    1,402,200        3,366,700         3,183,800
     Assumed cumulative dividend on
        Class A preferred stock................         -               -               (23,300)
                                                  ----------       ----------        ----------
     Net income available to shareholders......   $1,402,200       $3,366,700        $3,160,500
                                                  ==========       ==========        ==========
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
 Loss from continuing operations...............   $    (0.26)      $    (0.03)       $    (0.07)
 Income from discontinued operations...........   $     0.48       $     0.57        $     0.55
                                                  ----------       ----------        ----------
 Net Income....................................   $     0.22       $     0.54        $    0.48
                                                  ==========       ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted.........................    6,498,204       6,246,545          6,616,893




The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                    Class A                                                Retained    Accumulated
                    Preferred                      Paid in     Deferred    Earnings      Other
                     Stock     Shares    Amount    Capital   Compensation (Deficit)   Comprehensive    Total
                                                                Costs                    Income
                    --------- --------- --------  ---------- ------------ ----------- -------------  ----------
Balance June 30,
   1996..........   $400,000  6,724,906 $134,500  $8,395,300          --  $(2,698,800)    (14,500)   $6,216,500

Repurchase of
   common stock...        --  (445,776)  (8,900)   (319,900)          --          --           --      (328,800)
Retirement of
   class A
   preferred stock  (400,000)       --       --          --           --          --           --      (400,000)
Repayment of
   Preferred
stock                     --        --       --          --           --     (436,600)         --      (436,600)
dividends......

Comprehensive
   Income:

   Net income.....        --        --       --          --           --    3,183,800          --     3,183,800

  Foreign
   currency               --        --       --          --                       --      (31,200)      (31,200)
   translation....
                                                                                                    -----------
Comprehensive
   Income........                                                                                     3,152,600
                    -------------------------------------------------------------------------------------------
Balance June 30,
   1997...........        --  6,279,130  125,600   8,075,400                   48,400     (45,700)    8,203,700

Repurchase of
   fractional
   shares
pursuant                  --       (10)      --          --                       --          --            --
   to one-for
five    reverse
split..
Repurchase of
   common stock
   and odd-lots...        --  (123,580)  (2,500)   (232,700)                      --          --       (235,200)
Net and
   comprehensive
   income.........        --        --       --          --                 3,366,700         --      3,366,700
                    -------------------------------------------------------------------------------------------
Balance June 30,
   1998...........        --  6,155,540  123,100   7,842,700                3,415,100     (45,700)   11,335,200

Stock issued for          --    500,000   10,000     990,000                      --          --      1,000,000
    cash
Stock and options
   issued for
   Acquisitions...        --    174,700    3,500   2,297,900                      --          --      2,301,400
Compensation
   associated with
   grant of stock
   options and
   warrants......         --                          39,000                      --          --         39,000
Deferred
   compensation
   associated
with
   grant of stock         --        --       --      129,500    (129,500)         --          --            --
   options........
Comprehensive
Income:...........

Net Income........        --        --       --          --                 1,402,100                 1,402,100
  Foreign
   currency               --        --       --          --                       --       19,700        19,700
   translation....
                                                                                                    -----------
Comprehensive
   income.........                                                                                    1,421,800
                    -------------------------------------------------------------------------------------------
Balance June 30,
   1999...........  $     --  6,830,240 $136,600 $11,299,100   $(129,500)  $4,817,200    $(26,000)  $16,097,400
                    ===========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                           1999            1998          1997
                                                       -------------  ------------  ------------
CASH FLOWS FROM OPEARTING ACTIVITIES:
  Net income.....................................        $1,402,200    $3,366,700    $3,183,800
    Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
    Depreciation.................................            76,900         1,700         -
    Amortization.................................           155,500           -           -
    Deferred taxes...............................              -              -           -
    Bad debt expense.............................            80,100           -           -
    Compensation associated with stock options...            39,000           -           -
    Equity in net (gain) loss of affiliated
     partnerships................................           107,700       (70,200)        -
  Change in net assets from discontinued operations       1,307,600     1,853,500    (1,184,200)

  Changes in operating asset and liabilities:
    Short term investments.......................           311,300    (3,784,200)   (1,527,100)
    Receivables..................................          (218,700)      (89,500)        -
    Other assets.................................          (129,500)        1,900       (28,400)
    Accounts payable and accrued expenses........           800,700       (32,400)      126,200
                                                         ----------    ----------    ----------

 Cash provided by operating activities...........         3,932,800     1,247,500       570,300
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Yupi Internet Inc..............        (3,113,500)         -            -
    Acquisitions, primarily customer base........          (443,800)         -            -
    (Increase) decrease in investments in and
      advances to affiliated partnerships........          (229,000)      219,200      (284,600)
    Increase (decrease) in notes receivable......            (1,100)        7,500         8,300
    Purchase of PP&E.............................          (991,200)      (14,400)        -
                                                         ----------    ----------    ----------
  Cash used in investing activities..............        (4,778,600)      212,300      (276,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (payments) of notes payable.........           (13,000)   (1,586,600)    1,586,600
    Issuance (repurchase) of common stock........         1,000,000      (235,300)     (328,800)
    Redemption of preferred stock................             -              -         (400,000)
    Payment of preferred dividends...............             -              -         (436,600)
                                                         ----------    ----------    ----------
  Cash provided by (used in) financing activities           987,000    (1,821,900)      421,200
                                                         ----------    ----------    ----------
  Effect of exchange rate changes on cash........            19,700          -          (31,200)
                                                         ----------    ----------    ----------
  Increase (decrease) in cash....................           160,900      (362,100)      684,000

  Cash, beginning of period......................           321,900       684,000         -
                                                         ----------    ----------    ----------
  Cash, end of period............................        $  482,800    $  321,900    $  684,000
                                                         ==========    ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended June 30, 1999, 1998 and 1997


                 Supplemental Information of Non Cash Investing
               and Financing Activities and Other Cash Flow Data



1999

        During the year, the Company acquired several entities (see note 7). In connection with those acquisitions, the Company assumed liabilities in the amount of $1,813,500 and issued stock valued at approximately $2,301,300. The non cash effects of the acquisitions is excluded from the accompanying consolidated statements of cash flows.

        Interest paid during the years ended June 30, 1999, 1998 and 1997 was $1,000, $53,900 and $690,300 respectively, substantially all of which was paid to related parties. Income taxes paid during the year ended June 30, 1999, 1998 and 1997 was $1,025,000, $750,000 and $200,000, respectively. Interest payments to customers related to discontinued operations during the year ended June 30, 1999, 1998 and 1997 was $758,600, $1,867,100 and $2,323,300, respectively.

1998

        None.

1997

        In January, 1997, notes payable aggregating $5,450,000 due January 31, 1997 were extended to January 31, 1998. $4,700,000 of these notes payable were repaid prior to June 30, 1997.

        In January, 1997, a note payable for $836,600 was issued to Lee S. Casty as payment for the redemption of preferred stock and dividends accrued thereon.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION OF IFX CORPORATION

        IFX Corporation ("IFX" or the "Company") has begun to pursue, and intends to continue to pursue, the acquisition and development of Internet access and related services businesses, initially in Venezuela, Chile, Colombia, Argentina, Bolivia and Mexico, with the proceeds from the sale of its brokerage assets and private equity offerings. Ultimately, IFX seeks to form a Latin American pan-regional network of ISPs under the brand name Unete (http://www.unete.com), such that a subscriber traveling in Latin America would be able to access the Internet by making a local telephone call, regardless of whether or not such subscriber was in his or her home country.

        Prior to July 1996, the primary business of IFX was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of its majority owned U.K. subsidiary) to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate, for a purchase price consisting of cash earn-out payments based upon the sold business's net profit (as defined in the sales agreement) during the sixty-six months following the sale. Since July 1996, IFX's revenues have consisted primarily of earn-out payments from such asset sale, interest income and income from operations of the Company's former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. In June 1999, IFX divested its remaining 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million, of which approximately $1.9 million was received subsequent to June 30, 1999 (with the remainder due under a note receivable at prime plus three-percent on or before June 30, 2000)and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits (as specifically defined)of IFX Ltd. through June 30, 2002. Through June 30, 1999, IFX received approximately $10.4 million of earn-out payments from the July 1996 sale of its brokerage assets. Prior to January 1, 1999, the earn-out payments were based on 40% of the sold business' profitability. In calendar 1999, the earn-out payments were based on 30% of the sold business' profitability and, in calendar years 2000 and 2001, will be based on 20% of the sold business' profitability. The Company has not received any earn-out payments from the sale of IFX Ltd. As a result of the sales, the results of operations and net assets of these disposed entities have been segregated and reclassified as discontinued operations in the accompanying financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of IFX Corporation and its majority-owned subsidiaries for which it has a controlling financial interest. All material intercompany accounts and transactions, including those related to the Company's former subsidiaries, are eliminated in consolidation.

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

Revenue Recognition

        The Company recognizes revenue when services are provided. Internet access services are generally billed at the beginning of the month services are to be provided.

        Revenues from the earn-out payments related to the discontinued operations are recorded as they are earned.

Credit Risk

        The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to billings to customers for services, the use of pre-approved charges to customer credit cards, and the ability to terminate Internet access on delinquent accounts. In addition, the concentration of credit risk is mitigated by the large number of customers comprising the customer base. The carrying amount of the Company's receivables approximates their fair value.

Sources of Supplies

        The Company relies on third-party networks, local telephone companies, and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

Short-Term Investments

        Short-term investment represents the Company's investments of certain cash balances in overnight or short-term (less than 12 months) investments, which generally consist of U.S. Government obligations. Income related to these investments is recorded as earned. Fair value of the investments approximates book value.

Financial Instruments

        The carrying amounts for the Company's cash, short term investments, receivables, other assets, accounts payable, accrued and expenses and notes payable approximate fair value.

Long-Lived Assets

        The Company periodically evaluates the recovery of the carrying amount of long lived assets by determining if a permanent impairment has occurred. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, the estimated undiscounted cash flows of the entity over the remaining amortization period and other factors. The amount of impairment, if any, would be measured based on comparison of the fair value and carrying vale of the assets. The Company does not believe that any impairment has occurred at June 30, 1999.

Investments

        The Company has investments in partnerships with ownership interest of approximately 25% and which are accounted for on the equity method. The Company also has an interest in Yupi Internet Inc., which amounts to less than a 20% ownership interest, and does not have the ability to exercise significant influence over the Investee. Accordingly, the Company accounts for this investment on the cost method.

Furniture, Equipment and Leasehold Improvements

        Furniture and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, commencing when assets are installed or placed in service. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the remaining terms of the leases. The estimated useful lives generally range between 3 and 5 years.

Acquired Customer Base

        The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet Service Providers ("ISPs"). The customer acquisition costs include the actual fee paid to the selling ISP. Subscriber acquisition costs capitalized at June 30, 1999 were approximately $2,4 million.

        Amortization is provided using the straight-line method over three years commencing when the customer base is acquired. Amortization expense for the year ended June 30, 1999 and accumulated amortization at June 30, 1999 was approximately $155,500 and $155,500, respectively.

Advertising and Marketing Expenses

        The Company expenses all advertising and marketing expenses as they are incurred. Advertising expenses were $247,600, $3,700 and $2,600 during 1999, 1998 and 1997, respectively.

Income Taxes

        Deferred income taxes are provided to reflect the tax effects of temporary differences between financial and tax reporting.

Risks and Uncertainties

        The Company's operations are subject to certain risks and uncertainties, including those associated with: lack of operating history and experience in the Internet business; loss from continuing operations; negative cash flow and fluctuations in operating results; funding expansion and acquisitions; international expansion; dependence on key personnel; dependence on suppliers; financing arrangement terms that may restrict operations; and pending litigation.

Reclassification

        Certain amounts previously reported have been reclassified to conform to the current method of presentation.

Earnings per Common Share

        Basic earnings per common share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist of the outstanding options.

        On January 8, 1998, the Company authorized a one-for-five reverse split of its common stock, par value $.004, effective on January 12, 1998. All references in the financial statements and notes thereto related to number of shares and per share amounts reflect this decrease in number of shares outstanding.

Recent Accounting Pronouncements

        Effective July 1, 1998, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which would have been effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issues SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS No. 133 in fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

        Effective July 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

Foreign Currency Translation.

        Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transactions gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and accumulated in accumulated other comprehensive income, a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

        The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. Dollar. The remeasurement creates translation adjustments that are reflected in net income.

Comprehensive Income

        As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, the Company reported such adjustments in a separate component of stockholders' equity. For the twelve months ended June 30, 1999 and June 30, 1998, comprehensive income was $1,421,800 and $3,366,700, respectively.


        Disclosure of reclassification amounts:

        Foreign currency translation arising during
           prior periods included in net income due to
           the discontinued operations discussed in note 3       $45,700

        Foreign currency translation arising during the period   (26,000)
                                                               ---------
        Net foreign currency translations                        $19,700
                                                                 =======

NOTE 3 - DISCONTINUED OPERATIONS

        In June 1999, IFX divested itself of its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits, as specifically defined, of IFX Ltd. through June 30, 2002. Following the sale of its U.K. subsidiary, IFX decided not to invest the sales proceeds in the trading business and, instead, decided to continue to develop businesses in the Internet industry. Accordingly, the Company has accounted for this disposal, and the disposal of operations related to the same business segment made in prior years, as noted below, as discontinued operations.

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

        The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. As the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, income is recognized as earned beginning in fiscal year 1997, over the five and one-half years after the date of the sale. The sales contract required Lee S. Casty to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price was to be paid to Lee S. Casty. Mr. Casty irrevocably transferred his right to receive payments under such agreement to the Company. Accordingly, a portion of the purchase price which would otherwise have been received by Lee S. Casty is being included in revenue by the Company.

        In addition, in conjunction with the sale, the Company issued a limited indemnification agreement to MINC. The agreement covers potential customer claims arising from activity prior to the sale.

        Given the Sale of Assets, the Company no longer has a need to own exchange memberships or clearing corporation stock. All memberships and stock owned were sold during fiscal 1997 at a net gain of $737,700. During the years ended June 30, 1998 and 1997, the Company earned $4,159,600 and $2,157,900, respectively, from the Sale of Assets. Earnings from these transactions are included in discontinued operations.

        The following table summarizes financial information related to the discontinued trading business:

                                                                  Year Ended June 30,
                                                   -----------------------------------------------
                                                      1999              1998              1997
                                                   -----------       -----------       -----------
Total revenues..................................   $11,409,200       $12,244,600       $12,422,000
                                                   ===========       ===========       ===========

Income from discontinued
    operations before income taxes..............     4,785,500         5,852,400         6,067,600

Income tax provision on discontinued operation..     1,667,900         2,277,200         2,455,500
                                                   -----------       -----------       -----------
Income from discontinued operations, net of taxes.   3,117,600         3,575,200         3,612,100
                                                   ===========       ===========       ===========

        The information set forth in the remaining Notes to the Financial Statements relates to continuing operations unless otherwise specified.

NOTE 4 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements are summarized below:

                                                                June 30,
                                                   ------------------------------------
                                                         1999                1998
                                                   -----------------    ---------------
    Furniture..........................                    $176,600            $14,400
    Equipment..........................                   1,833,100                  -
    Leasehold improvements.............                     243,800                  -
                                                   -----------------    ---------------
                                                         $2,253,500            $14,400
    Less: Accumulated depreciation and
          amortization.................                   (369,300)            (1,700)
                                                   -----------------    ---------------
    Net ...............................                  $1,884,200            $12,700
                                                   =================    ===============

NOTE 5 - NOTES PAYABLE

        In connection with certain acquisitions, the Company assumed notes payable aggregating to a principal amount of approximately $300,000.


NOTE 6 - STOCKHOLDERS' EQUITY

Class A Preferred Stock

        As of June 30, 1999, there were no Class A preferred shares outstanding. On January 31, 1997, the Company redeemed and retired the 400,000 issued and outstanding shares of its Class A preferred stock, all of which were owned by Lee S. Casty. The preferred stock was redeemed at a price equal to the aggregate par value thereof plus the cumulative but previously undeclared and unpaid dividends thereon, totaling $836,600. As payment, the Company issued Lee S. Casty a promissory note bearing interest at the prime rate and maturing on January 31, 1998. This note was repaid in February, 1998.

Common Stock

        On January 8, 1998, the Company authorized a one-for-five reverse split of its common stock, par value $.004, effective on January 12, 1998 (the "Effective Date"). Each five shares of such common stock was reclassified and reflected as one share of common stock having a par value of $.02, as of January 12, 1998. Outstanding shares of the Company's common stock were reduced to 6,279,130 shares from 31,395,649 shares outstanding before the split.

        Any holder of fractional shares resulting from this reverse split was paid an amount equal to the mean between the bid and the offer prices for the Company's Common Stock on the NASDAQ SmallCap market on the Effective Date multiplied by the amount of the fractional share. The one-for-five reverse split also resulted in certain shareholders owning "odd lots," that is, less than one hundred shares of Common Stock. In order to reduce the disproportionately high costs to the Company of servicing numbers of such shareholder accounts, and to enable those shareholders to dispose of their securities without incurring the brokerage fees that normally attend odd-lot transactions, the Company offered to purchase from its shareholders all odd lots (i.e., holdings of less one hundred shares). The purchase amount was based upon the number of odd-lot shares multiplied by the mean between the bid and offer prices on the date of purchase, without commissions. The Company maintained its offer to repurchase such odd lots until February 26, 1998, forty-five days immediately following the Effective Date. As a result of the odd-lot offer, the Company repurchased approximately 3,500 shares.

        The Company has issued approximately 674,700 shares in fiscal 1999. As of June 30, 1999, there were 6,830,240 outstanding shares of common stock and 6,500,000 shares of the Company's common stock reserved for stock options and warrants.

Sale of Stock and Right to Purchase Common Stock

        The Company entered into an agreement (the "Agreement") with International Technology Investments, LC ("ITI"), a then unrelated third party, and another major shareholder pursuant to which the Company formed Emerging Networks Inc., a 100% owned subsidiary, and other related companies to pursue opportunities in providing Internet services in Latin America and other international locales. In connection with the Agreement, the Company issued to ITI 500,000 shares of Common Stock and the right to purchase up to 5,500,000 additional shares of Common Stock for $2.00 per share (the "Purchase Right"), for a total price of $1,000,000, effective November 23, 1998.


STOCK BASED COMPENSATION PLANS

Employee Stock Option Plan

         Under the Company's 1998 Stock Option Plan, as amended (the "Stock Option Plan"), 900,000 shares of common stock are reserved and authorized for issuance upon the exercise of options. The compensation committee (the "Committee") of the Board of Directors administers the Stock Option Plan and determines who is eligible. Options generally become exercisable as follows: (i) 25% of the options become exercisable one year after the date of grant or, in certain cases, the commencement date of the holder's employment; (ii) an additional 25% of the options become exercisable 2 years after the date of grant or, in certain cases, the commencement date of the holder's employment; (iii) an additional 25% of the options become exercisable 3 years after the date of grant or, in certain cases, the commencement date of the holder's employment; (iv) the remaining 25% of the options become exercisable 4 years after the date of grant or, in certain cases, the commencement date of the holder's employment. The Option Price may be greater than, less than, or equal to Fair Market Value on the Option Date, as determined in the sole discretion of the Committee. In fiscal year 1999, the Company granted approximately 372,000 options (including Directors Stock Option Grant) to employees during fiscal 1999.

Directors Stock Option Grant

        In November 1998, the Board of Directors granted to the Company's President an option to purchase 300,000 shares of Common Stock, exercisable at $3.00 per share (the price of the stock as reported by the NASDAQ Stock Market as of the date of the grant was $1.75 per share), which is included in number of options granted under the Stock Option Plan. This option vested 25% on each of November 10, 1998 and January 1, 1999 and will vest an additional 25% on each of January 1, 2000 and January 1, 2001.

Statement of Financial Accounting Standards No. 123

        The Company has elected to account for its stock based compensation plans under Accounting Principle Board Opinion number 25, Accounting for Stock Issued to Employees (APB No.25); however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1999 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1999:

                                                            1999
                                                          ---------
Risk-Free Interest Rate                                   5.50%
Expected Dividend Yield                                   0.00%
Expected Lives                                            5.0 years
Expected Volatility                                       1.25

        The total value of options granted during 1999 was computed as approximately $1,929,000.

                                                          1999
                                                       ----------

Net Income                   As reported               $1,402,200
                             Pro forma                 $1,288,600


Basic and diluted            As reported               $  0.22
Earnings per share           Pro forma                 $  0.20



        A summary of the status of the Company's option plan at June 30, 1999 and the changes during the year then ended are presented in the following table:

                                                     Weighted Average
                                       Shares            Exercise
                                   (In Thousands)    Price Per Share
                                   --------------    ----------------
June 30, 1998
-------------
Grants                                 372,000             $5.19
Exercised                                    0              0.00
Cancelled                                    0              0.00
Forfeitures                                  0              0.00
                                      --------
June 30, 1999                          372,000             $5.19
                                      ========

        The weighted average fair value of options granted during 1999 was $3.59.

        The following table summarizes the number of options outstanding by year of grant:

                                                    Weighted        Weighted Average
                                     Exercise        Average      Remaining Contractual
Year of Grant   Number of Shares   Price Range    Exercise Price           Life
-------------   ----------------  --------------  --------------   ---------------------
June 30, 1999          72,000     $4.63 - $22.50      $14.30               9.9 years
June 30, 1999         300,000          $3.00          $ 3.00               9.4 years


        The following table summarizes the options exercisable as of June 30, 1999:


                                      Weighted         Weighted Average
                                       Average       Remaining Contractual
Year of Grant    Number of Shares   Exercise Price           Life
--------------   ----------------   --------------   ----------------------
June 30, 1999         150,000            3.00                9.4 years

NOTE 7 - EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

                                                                            YEAR ENDED JUNE 30,
                                                                   1999            1998            1997
                                                               ------------    -------------   ------------
Numerator for basic earnings per share
   Loss from continuing operations..........................   $(1,715,400)     $  (208,500)   $  (428,300)
   Assumed cumulative dividend on Class A Preferred Stock...             -                -        (23,300)
                                                               -----------      -----------    -----------
   Loss from continuing operations available to common
      shareholders..........................................    (1,715,400)        (208,500)      (451,600)
                                                               ===========      ===========    ===========
   Income from discontinued operations......................     3,117,600        3,575,200      3,612,100
                                                               ===========      ===========    ===========
   Net income                                                    1,402,200        3,366,700      3,183,800
   Assumed cumulative dividend on Class A Preferred Stock...             -                -        (23,300)
                                                               -----------      -----------    -----------
   Net income available to common shareholders..............     1,402,200        3,366,700      3,160,500
                                                               ===========      ===========    ===========

Denominator
   Denominator for basic and diluted per share
     Weighted average shares................................     6,498,204        6,246,545      6,616,893
                                                               ===========      ===========    ===========

        Outstanding options and warrants to purchase shares of the Company's Common Stock at June 30, 1999, 1998 and 1997 were excluded from the computation of diluted earnings per share because their effect on loss per share from continuing operations was antidilutive.


NOTE 8 - RELATED PARTY TRANSACTIONS

        The Company has a note receivable in the amount of $612,500 at June 30, 1999, in connection with advances made by the Company to an affiliated entity. This demand receivable was converted into a demand note bearing interest at 8% and was subsequently changed to the prime rate of interest. The Company earned $39,400, $52,400 and $51,700 of interest income on this note during the years ended June 30, 1999, 1998 and 1997, respectively.


NOTE 9 - ACQUISITIONS

        During fiscal 1999, the Company acquired Interaccess, S.A., a Chilean corporation, International Connection Service 1500, C.A., a Venezuelan corporation, Zupernet Ltda., a Bolivian limited liability company and Interweb Mexico S.A. de C.V., a Mexican corporation, for total purchase prices of approximately $2,907,700, of which approximately $488,500, which includes cash acquired of $44,700, was paid in cash, approximately $117,800 was paid subsequent to year end, approximately $2,061,600 was paid by issuing approximately 174,000 shares of the Company's common stock and approximately $239,800 was paid by issuing options to purchase 25,000 shares of the Company's common stock for $10.00 per share for a period of 5 years.

In addition, the Company is obligated to pay the sellers additional purchase price based on the number of users, as defined by the respective agreements, existing at the end of a period ranging from 6 to 18 months times a per user amount ranging from $175 to $285. The additional amounts are to be paid in cash, issuing shares of the Company's common stock or a combination of cash and common stock. The Company did not record any of the additional purchase price due to an estimate of the number of users that exists at the end of the contingency period not being known beyond a reasonable doubt. Each of the acquisitions was accounted for under the purchase method of accounting. The purchase price in excess of the net tangible assets aggregated approximately $2,125,000 and was allocated to Acquired Customer Base. This allocation is preliminary and is subject to finalization of the Company's valuation analysis. The Acquired Customer Base is being amortized using the straight-line method over an estimated life of 3 years. The consolidated financial statements include the accounts of these acquisitions since the date of purchase.

        The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on July 1, 1997, the beginning of the 1998 fiscal year. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1997 or that may be obtained in the future. The pro forma data does not give effect to acquisitions completed subsequent to June 30, 1999.


                                                      Year ended June 30
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------
                                                          (Unaudited)
Total revenues..............................      $2,557,800     $1,853,100
Net income..................................         394,900      2,189,200
Basic and diluted net income per common
    share...................................           $0.06          $0.35


NOTE 10 - GEOGRAPHIC INFORMATION

        In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The new standard changes the information the Company reports about its operating segments. Operating segment information for prior years has been restated to conform to the 1999 presentation.

        The Company is structured primarily around the geographic markets it serves and operates three reportable segments in Mexico, Venezuela and Chile. All of the segments provide internet connectivity services. The accounting policies of the segments are the same as those described in the Significant Accounting Policies footnote. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains or losses from securities and other investments.

        The Company does not derive more than 10% of its revenue from any individual customer.

        Selected financial information for the year ended June 30, 1999 by segment is presented below:

                    United States        Mexico      Venezuela       Chile         Other         Total
Revenues.......     $   -              $ 137,600    $  335,000     $  200,200    $   52,500    $   725,300

Income (loss)
 from
 continuing
 operations
 before taxes..     $(1,394,700)       $(104,400)   $  (16,000)    $  (77,800)   $ (933,500)   $(2,526,400)

Assets.........     $ 6,580,900        $ 990,600    $1,785,400     $1,623,300    $7,881,300    $18,861,500

        Information by product lines is presented on the Consolidated Statement of Operations. The Company does not allocate long lived assets to those product lines.


NOTE 11 - INCOME TAXES

        The benefit for Federal income taxes for each of the years ended June 30, is as follows:

                                    1999       1998        1997
                                 ---------  ---------   ---------
   Current                       $ 811,000  $ 108,000   $ 220,000
   Deferred                              0          0           0
                                 ---------  ---------   ---------
     Total provision             $ 811,000  $ 108,000   $ 220,000
                                 =========  =========   =========

        State income tax expense is immaterial for the years ended June 30, 1999, 1998 and 1997.

        Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                                            1999     1998     1997
                                           ------   ------   ------
Income tax provision (benefit)
   at statutory rate                        (34)%    (34)%    (34)%
State Income Tax and other                    2 %      0        0
                                            -----    -----    -----
     Total income tax provision (benefit)   (32)%    (34)%    (34)%
                                            =====    =====    =====

        The Company has no material deferred tax assets or liabilities related to continuing operations for the years ended June 30, 1999, 1998 or 1997


NOTE 12 - COMMITMENTS AND CONTINGENCIES

        The Company maintains facilities and offices at various locations throughout the United States and Latin America for general corporate purposes, including technology centers, customer call centers, office space and headquarters. At June 30, 1999, the operating lease commitments for these facilities represented approximately $2,182,000 through the year 2004.

        The majority of this commitment is related to office space leased in Chicago. While the Company remains legally committed under terms of that lease, subsequent to August 28, 1998, the Company subleased all of that space, through the end of the lease term.

        Lease expenses related to continuing operations, amounted to $60,400, $28,800 and $28,800 in 1999, 1998 and 1997 , respectively.

        In 1999, the Company entered into lease agreements in the United States for offices in Aventura, Florida and Northbrook, Illinois; and internationally, for offices in Argentina, Bolivia, Chile, Colombia, Mexico and Venezuela.

        A list of the operating lease commitments as of June 30, 1999 is as follows:

                                                       Operating Leases
                                                       ----------------
2000                                                     $   776,700
2001                                                         657,100
2002                                                         546,900
2003                                                         134,600
2004                                                          67,100
                                                         -----------
Total Lease Obligations                                    2,182,400
Sublease Income (Chicago Office)                          (1,223,900)
                                                         -----------
Net Lease Obligations                                    $   958,500
                                                         ===========

Consulting Agreements

At June 30, 1999, the Company had entered into several consulting agreements. The terms of the consulting agreements are from one to three years and the Company is obligated to pay approximately $198,000 in cash and issue a minimum of 44,000 and a maximum of 69,000 options to purchase shares of the Company's common stock the number of which is based on certain performance criteria. The exercise prices of the options ranges from approximately $2 per share to $13 per share, the options are exercisable over periods ranging from 3 to 10 years, vesting over periods ranging from 1 to 4 years. For the grants for which the quantity and terms are unknown at the date of grant and there is not significant disincentive for nonperformance, the Company records expense associated with the grants, based fair value of options issuable as of June 30, 1999, using Black Scholes pricing model. Compensation expense associated with these grants was approximately $17,000 for the year ended June 30, 1999. These grants will be revalued at the end of each quarter based on the fair value of the options at that date. For the grants for which the quantity and terms are known at the date of grant and there is significant disincentive for nonperformance compensation expense is recorded based on the value of the options, using the Black Scholes model, at the date of grant. The amount of related expense amounted to approximately $19,000.

Acquisition Agreements

        The Company may be obligated to pay cash or issue shares of its common stock for additional purchase price as discussed in Note 7, however, the additional purchase price to be paid, if any, and the amount of such additional purchase price are not known.

Other

        A limited indemnification agreement was issued to MINC related to the Sale of Assets. This agreement covers potential customer claims arising from activity prior to the sale.

        The Company has guaranteed certain liabilities of a limited partnership to Qwest/LCI, International. The general partner of this limited partnership is owned by an officer of the Company. There is no maximum amount payable under this guarantee. However, the Company does not expect that the potential liability will exceed $100,000 based on the business of the limited partnership.


NOTE 13 - LITIGATION

        The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

        Legal Proceedings With Respect to Discontinued Operations. On May 16, 1996, Index filed suit in the Circuit Court of Cook County--Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover a debit balance of $88,200 (Index Futures Group, Inc. v. Doug Niemann, case no. 96L-5506). On January 14, 1997, Niemann filed a counterclaim for $688,200. The Company believes that the counterclaim is without merit and will defend vigorously.

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

        A German citizen, seeking damages of 6,403,519.19 Deutschmark (approximately $3,420,000 given the exchange rate as of September 25, 1990), filed a lawsuit in September 1998, in Germany, against an affiliate of MINC. The complaint arouse out of transactions that occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index, prior to the Sale of Assets. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the Sale of Assets agreement, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interests in this matter. As Index AG was an introducing broker of Index and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. In April 1999, MINC's German counsel reported that the Dusseldorf District Court dismissed all claims against MINC. However, the plaintiff has filed an appeal with the Dusseldorf Court of Appeals.

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

        On August 23, 1999, a lawsuit was filed in the Circuit Court of Cook County naming Index and two individuals as defendants (Craig Bordon v. Sean S. Mayo, et al., 99L-09368). The complaint alleges breach of contract and damages "in excess of" $50,000. The Company has not yet been served with the complaint. Based upon the allegations as set forth in the complaint, the Company believes that the claim is without merit.


NOTE 14 -SUBSEQUENT EVENTS

Acquisitions and Recent Developments

        On July 2, 1999, the Company, through a wholly owned subsidiary, purchased all of the capital stock of Interactiva, SA. ("Interactiva"), an ISP based in Santiago, Chile. The aggregate purchase price was approximately $420,000 to be paid in cash.

        On July 21, 1999, the Company, through a wholly owned subsidiary, purchased all of the capital stock of Sistema de Diseno y Manufactura S.A. de C.V. ("SDM Net"), an ISP based in Monterrey, Mexico. The Company intends to consolidate the operations acquired from SDM Net into Interweb de Mexico in Mexico City. The aggregate purchase price was approximately $646,000, 50% of which was paid or payable in cash and 50% to be paid by issuing shares of the Company's common stock.

        On August 20, 1999, the Company, through a wholly owned subsidiary, purchased all of the capital stock of e-Net Teleinformatica Ltda ("e-Net"), an ISP operating in Salvador, Brazil. The aggregate purchase price was approximately $3.1 million, 20% of which is to be paid in cash and 80% to be paid by issuing shares of the Company's common stock.

        On August 23, 1999, the Company, through a wholly owned subsidiary, purchased all of the capital stock of Vianet S.A. de C.V. ("Vianet"), an ISP located in San Salvador, El Salvador. The aggregate purchase price was approximately $1 million, to be paid by issuing shares of the Company's common stock.

        On August 24, 1999, the Company, through a wholly owned subsidiary, purchased all of the capital stock of ITS Networks S.A. ("ITS Networks"), an ISP located in Tegucigalpa, Honduras. The aggregate purchase price was approximately $200,000, to be paid by issuing shares of the Company's common stock.

        During August and September 1999, International Technology exercised its right to purchase 1,500,000 share of the Company's common stock for $3.0 million, 750,000 shares have been issued, the Company is committed to release the remaining 750,000 shares.

Credit Facility

        On August 1999, the Company entered into an agreement with Lucent Technologies Inc., providing the Company with the option to purchase up to $10 million of Lucent equipment. Under the agreement, Lucent will provide the Company with up to $10 million in networking equipment to upgrade and expand the Company's Internet operations, but the Company is under no obligation to purchase equipment from Lucent.

        On July 1999, the Company entered into an $500,000 lease agreement with SoftBank to provide the financing of the implementation of the Portal software(R). Under the terms of the agreement, Portal will develop a consolidated billing and accounts receivable system that will allow the Company to provide invoicing services to it's customers across all Latin America.

        On August 1999 the Company signed a five-year lease for new space in Hallandale, Florida, to commence October 1, 1999. This lease provides for aggregate payments totaling approximately $535,873 over the next 5 years.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                Quarters ended
                                        ----------------------------------------------------------------
                                        9/30/98     12/31/98       3/31/99       6/30/99         Total
                                        -------     --------       -------       -------        -------
Revenue                                       -            -             -    $  725,300     $  725,300
                                                                              ==========     ==========
Loss from continuing operations       $(123,500)    (135,700)     (542,000)     (914,200)    (1,715,400)
Income from discontinued operations
                                        946,700      784,800     1,036,000       350,100      3,117,600
Net income (loss)                       823,200      649,100       494,000      (564,100)     1,402,200

Per share - basic and diluted:
   Continuing operations                 $(0.02)      $(0.02)       $(0.08)       $(0.13)        $(0.26)
   Discontinued operations               $ 0.15       $ 0.12        $ 0.16        $ 0.05           0.48
   Net income                            $ 0.13       $ 0.10        $ 0.07        $(0.08)          0.22

Weighted average numbers of shares    6,155,539    6,367,496     6,655,539     6,778,108      6,498,204


                                                                Quarters ended
                                        ----------------------------------------------------------------
                                        9/30/97     12/31/97       3/31/98       6/30/98         Total
                                        -------     --------       -------       -------        -------
Revenue                                       -            -             -             -              -
Income (loss) from continuing
   operations                       $  (87,300) $  (126,400)   $  (32,100)     $  37,300     $ (208,500)
Income from discontinued
   operations                           974,900      899,800       796,800       903,700      3,575,200
Net income (loss)                       887,600      773,400       764,700       941,000      3,366,700

Per share - basic and diluted:
   Continuing operations                 $(0.01)      $(0.02)       $(0.01)        $0.01         $(0.03)
   Discontinued operations               $ 0.16       $ 0.14        $ 0.13         $0.14           0.57
   Net income                            $ 0.15       $ 0.12        $ 0.12         $0.15           0.54

Weighted average numbers of shares    6,279,130    6,279,130     6,278,584     6,215,579      6,246,545


        The Quarterly information presented above, except for net income and basic net income per share, differs from amounts previously reported due to the reclassification of certain revenues and operating expenses to discontinued operations, reflecting the disposition of the Company's trading business.

                                                                  SCHEDULE II


                        IFX CORPORATION AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                          (For Continuing Operations)




                                                     Additions
                                               ---------------------
                                               Charged to
                                               (Benefits    Charged
                                   Balance at   Against)    to Other                     Balance
                                   Beginning   Costs and    Accounts     Deductions     at End of
Description                        of Period    Expenses   (Describe)    (Describe)      Period
-----------                        ----------  ----------  ----------    ----------     ---------
Allowance for doubtful accounts

For the year ended June 30, 1999(a) $  -0-      $  80,100       -0-       $     -0-      $ 80,100

For the year ended June 30, 1998(a) $  -0-            -0-       -0-             -0-      $   -0-

For the year ended June 30, 1997(a) $  -0-            -0-       -0-             -0-      $   -0-

-------------------------------

(a) Activity for 1997 and 1998 reclassified to net assets of discontinued operations.

SIGNATURES
----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                IFX CORPORATION
-----------------------------------------------------------------------------
By:                       /S/JOSE LEIMAN
   --------------------------------------------------------------------------
                      Jose Leiman, Chief Financial Officer


Date:  September 28, 1999


                               POWER OF ATTORNEY

        Each person whose signature appears below hereby constitutes and appoints Jose Leiman his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                        Date
---------                    -----                        ----
/S/JOSE LEIMAN         Chief Financial Officer            September 28, 1999
---------------------  (Principal Financial and
Jose Leiman            Accounting Officer)



/S/MICHAEL SHALOM      Chief Executive Officer            September 28, 1999
---------------------  (Principal Executive Officer)
Michael Shalom


/S/JOEL M. EIDELSTEIN  President and Director             September 28, 1999
---------------------
Joel M. Eidelstein


/S/GEORGE A. MYERS     Director                           September 28, 1999
---------------------
George A. Myers


/S/COLLEEN M. DOWNES   Vice President and Director        September 28, 1999
---------------------
Colleen M. Downes


/S/ZALMAN LEKACH       Vice President and Director        September 28, 1999
---------------------
Zalman Lekach

/S/JOSEPH M. MATALON   Director                           September 28, 1999
---------------------
Joseph M. Matalon


/S/BURTON J. MEYER     Director                           September 28, 1999
---------------------
Burton J. Meyer