Form 10-Q
period 1999-09-30
IFX CORP
filed 1999-11-15
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File # 0-15187


                         IFX CORPORATION
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Delaware                                    36-3399452
-----------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)


707 Skokie Blvd Ste 580, Northbrook, Illinois                     60062
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                          (847) 412-9411
------------------------------------------------------------------------
(Registrant's telephone number, including area code)


------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

As of September 30, 1999, the issuer had outstanding 8,438,803 shares of common stock, $.02 par value per share.

                       IFX CORPORATION AND SUBSIDIARIES

                                                               Page
                                                               ----
PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


         Condensed consolidated balance sheets as of
         September 30, 1999 (Unaudited) and June 30, 1999.      3

         Condensed consolidated statements of operations
         for the three months ended September 30, 1999
         (Unaudited) and 1998 (Unaudited).                      4

         Condendsed consolidated statements of cash flows
         for the three months ended September 30, 1999
         (Unaudited) and 1998 (Unaudited).                      5

         Notes to consolidated financial statements.            6


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         for the Period Ended September 30, 1999.              10



Item 3 - Quantitative and Qualitative Disclosures
         about Market Risk                                     15



PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings                                    16


Item 6 -  Exhibits and reports on form 8-K                     16


(A) Exhibits

    Exhibit  11.2  Master Conditional Sale Agreemet
    Exhibit    27  Financial Data Schedule (EDGAR only)
    Exhibit  99.1  Risk Factors


(B) Reports on Form 8-K

PART I--FINANCIAL INFORMATION

                       IFX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1--Financial Statements

Certain information in the financial statements presented below, except for net income and basic net income per share, differs from amounts previously reported due to the reclassification of certain revenues and operating expenses to discontinued operations, reflecting the disposition of the Company's trading business.

                                    ASSETS


                                                                September 30,       June 30,
                                                                    1999              1999
                                                                (Unaudited)
                                                                -------------      -----------
CURRENT ASSETS:
  Cash and cash equivalents................................      $ 7,535,800       $ 5,482,800
  Receivables, net of allowance for doubtful accounts of
   $311,000 and $80,100, respectively......................          672,900           458,300
  Net assets of discontinued operations....................          637,900         3,726,900
                                                                 -----------       -----------
    Total current assets...................................        8,846,600         9,668,000
                                                                 -----------       -----------

PROPERTY AND EQUIPMENT:
  Equipment, furniture and leasehold improvements..........        4,019,200         2,253,500
  Assets under capital lease...............................        2,855,700                --
                                                                 -----------       -----------
                                                                   6,874,900         2,253,500
  Less: accumulated depreciation and amortization..........         (908,700)         (369,300)
                                                                 -----------       -----------
    Total property and equipment, net......................        5,966,200         1,884,200
                                                                 -----------       -----------

OTHER ASSETS:
  Acquired customer base, net of amortization of $656,500
    and $155,500 respectively..............................        8,135,800         2,686,600
  Investment in Yupi Internet Inc..........................        3,113,500         3,113,500
  Investments in and advances to affiliated partnerships...          233,200           241,500
  Notes receivable.........................................          615,000           612,500
  Deferred income taxes....................................          876,400                --
  Other assets.............................................        1,427,900           655,200
                                                                 -----------       -----------
    Total other assets.....................................       14,401,800         7,309,300
                                                                 -----------       -----------
TOTAL ASSETS...............................................      $29,214,600       $18,861,500
                                                                 ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses....................      $ 7,640,000       $ 2,447,200
  Capital lease obligation.................................          114,800                --
                                                                 -----------       -----------
    Total current liabilities..............................        7,754,800         2,447,200
                                                                 -----------       -----------
LONG-TERM LIABILITIES:
  Notes payable............................................          496,400           316,900
  Capital lease obligation.................................        2,740,800                --
                                                                 -----------       -----------
    Total long-term liabilities............................        3,237,200           316,900
                                                                 -----------       -----------
TOTAL LIABILITIES..........................................       10,992,000         2,764,100
                                                                 -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.02 par value; 150,000,000 shares
   authorized, 8,438,803 and 6,830,240 shares issued
   and outstanding, respectively...........................          168,800           136,600
   Paid-in capital.........................................       17,289,700        11,299,100
   Retained earnings.......................................        1,128,000         4,817,200
   Accumulated other comprehensive income..................            5,900           (26,000)
  Deferred compensation....................................         (369,800)         (129,500)
                                                                 -----------       -----------
TOTAL STOCKHOLDERS' EQUITY.................................       18,222,600        16,097,400
                                                                 -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................      $29,214,600       $18,861,500
                                                                 ===========       ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended
                                                               September 30,
                                                         --------------------------
                                                            1999            1998
                                                         ----------      ----------
STATEMENT OF OPERATIONS DATA:
     Revenues:
        Dial Up......................................   $   910,600     $         -
        Dedicated....................................       179,400               -
        Hosting and Design Web Services..............        54,900
        Other........................................        73,700               -
                                                        -----------     -----------
        Total revenues...............................     1,218,600               -

     Cost and expenses:
        Cost of revenues.............................     1,076,600               -
        General and administrative...................     4,390,600         150,300
        Depreciation and amortization................       852,400               -
                                                        -----------     -----------
        Total operating expenses.....................     6,319,600         150,300
                                                        -----------     -----------
     Operating loss from
        continuing operations........................    (5,101,000)       (150,300)

     Other income (expense):
        Interest income..............................        85,000          93,400
        Income (Loss) on operations of equity
          investee...................................       (22,000)          6,700
        Other........................................        30,100         (14,300)
                                                        -----------     -----------
        Total other income...........................        93,100          85,800
                                                        -----------     -----------
     Loss from continuing
        operations before income taxes...............    (5,007,900)        (64,500)

        (Provision)/Benefit from income tax..........       876,400         (59,000)
                                                        -----------     -----------
     Loss from continuing operations.................    (4,131,500)       (123,500)

     Income from discontinued
        operations, net of taxes.....................       442,300         946,700
                                                        -----------     -----------
     Net income (loss)...............................   $(3,689,200)    $   823,200
                                                        ===========     ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
 Loss from continuing operations.....................   $     (0.56)    $     (0.02)
 Income from discontinued operations.................   $      0.06     $      0.15
                                                        -----------     -----------
 Net Income (loss)...................................   $     (0.50)    $      0.13
                                                        ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted...............................     7,423,547       6,155,539



The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
               CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                 Three Months Ended
                                                                    September 30,
                                                       --------------------------------------
                                                           1999                     1998
                                                       -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................  $(3,689,200)             $   823,200

  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
  Depreciation.......................................      351,400                        -
  Amortization.......................................      501,000                        -
  Deferred taxes.....................................     (876,400)                       -
  Bad debt expense...................................      230,900                        -
  Compensation associated with stock options.........      815,400                        -
  Equity in net (gain) loss of affiliated
      partnerships...................................       22,000                   (6,700)

  Changes in operating asset and liabilities:
    Receivables......................................     (315,500)                 (17,500)
    Other assets.....................................     (730,100)                       -
    Due to/from affiliates...........................       13,000                 (155,800)
    Accounts payable and accrued expenses............    1,358,300                  150,600

  Change in net assets from discontinued
      operations.....................................    3,089,000                  154,100
                                                       ------------             ------------
  Cash provided by operating activities..............      769,800                  947,900
                                                       ------------             ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, primarily customer base............     (774,000)                       -
    (Increase) decrease in investments in and
      advances to affiliated partnerships............      (13,700)                  62,400
    Increase (decrease) in notes receivable..........       (2,500)                     500
    Purchase of PP&E.................................   (1,115,000)                       -
                                                       ------------             ------------
  Cash provided by (used in) investing activities....   (1,905,200)                  62,900
                                                       ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable......................      156,500                        -
    Issuance of common stock.........................    3,000,000                        -
                                                       ------------               ----------
  Cash provided by financing activities..............    3,156,500                        -
                                                       ------------               ----------

Effect of exchange rate changes on cash..............       31,900                        -
                                                       ------------               ----------
Increase (decrease) in cash and cash equivalents.....    2,053,000                1,010,800
                                                       ------------             ------------
Cash and cash equivalents, beginning of period.......    5,482,800                5,633,200
                                                       ------------             ------------
Cash and cash equivalents, end of period.............  $ 7,535,800              $ 6,644,000
                                                       ============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes.......................            -              $   250,000
                                                       ============             ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES DISCLOSURE:
    Value of stock issued in conjunction with
      acquisitions...................................  $ 1,967,200                        -
                                                       ============             ============
    Acquisition of equipment through assumption of
      capital lease obligations......................  $ 2,855,700                        -
                                                       ============             ============

The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of IFX Corporation and its majority-owned subsidiaries for which it has a controlling financial interest. All material intercompany accounts and transactions, including those related to the Company's former subsidiaries, are eliminated in consolidation.

     These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. The balance sheet at June 30, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1999.


NOTE 2.  DISCONTINUED OPERATIONS

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

     On May 31, 1996, an agreement was reached to sell, transfer and assign to E.D. & F Man International Inc. ("MINC") substantially all of the brokerage accounts maintained by FX Chicago, Inc. (formerly Index Futures Group, Inc., or "Index"), together with all positions, securities and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D.& F. Man Group, plc, a London-based international trading and finance conglomerate. This sale was completed as of July 1, 1996. During 1997, Index ceased being a clearing member at all exchanges, and ceased being a registered futures commission merchant.

     The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the sixty-six month period following the sale. Because the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, income is recognized as earned beginning in fiscal year 1997, over the five and one-half years after the date of the sale. The sales contract required Lee S. Casty to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price was to be paid to Lee S. Casty. Mr. Casty irrevocably transferred his right to receive payments under such agreement to the Company. Accordingly, a portion of the purchase price which would otherwise have been received by Lee S. Casty is being included in revenue by the Company.

     In addition, in conjunction with the sale, the Company issued a limited indemnification agreement to MINC. The agreement covers potential customer claims arising from activity prior to the sale.

     The following table summarizes financial information related to the discontinued trading business:

                                                        Three Months Ended
                                                           September 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------

Total revenues......................................   $  723,800  $2,031,300
                                                       ==========  ==========

Income from discontinued
 operations before income taxes.....................   $  680,500  $1,417,400

Income tax provision on discontinued operation......      238,200     470,700
                                                       ----------  ----------
Income from discontinued operations, net of taxes.     $  442,300  $  946,700
                                                       ==========  ==========

     The information set forth in the remaining Notes to the Financial Statements relates to continuing operations unless otherwise specified.


NOTE 3.  ACQUISITIONS AND RECENT DEVELOPMENTS

     During August and September 1999 International Technology Investments, LC exercised its right to purchase 1,500,000 shares of the Company's common stock for $3.0 million.

     In August 1999 the Company entered into a conditional sale agreement with Lucent Technologies Inc., providing the Company with the option to purchase up to $10 million of Lucent equipment. Under the agreement, Lucent will provide the Company with up to $10 million in networking equipment to upgrade and expand the Company's Internet operations, but the Company is under no obligation to purchase equipment from Lucent. Through September 30, 1999, the Company has purchased approximately $2.9 million of equipment under the agreement. A copy of the agreement is filed as Exhibit 11.2 to this report.

     During July 1999 the Company entered into an $500,000 lease agreement with Softech Financial (the "Softech Lease"), a division of EAB Leasing Corporation, to provide the financing for the cost of the Company's implementation of Portal software(R). Under the terms of the agreement, Portal was contracted to develop a consolidated billing and accounts receivable system that should allow the Company to provide invoicing services to its customers across all Latin America.

     In August 1999 the Company signed a five-year lease for new office space in Hallandale, Florida, to commence October 1, 1999. This lease provides for aggregate payments totaling approximately $535,900 over the next 5 years.

     Interactiva, LTDA. On July 2, 1999, a subsidiary of the Company acquired substantially all of the capital stock of Interactiva, LTDA ("Interactiva"), an ISP based in Santiago, Chile. Interactiva currently serves customers throughout Santiago, providing standard dial-up connections. The Company intends to consolidate the operations of Interactiva into its existing operations in Chile.

     Sistemas de Diseno y Manufactura, S.A. de C.V. On July 21, 1999, the Company's Mexican subsidiary acquired certain assets of Sistemas de Diseno y Manufactura, S.A. de C.V. ("SDM Net"), an ISP based in Monterrey, Mexico. SDM Net currently serves customers throughout Monterrey, providing dial-up connections, dedicated Internet products and web hosting.

     Intermedia. On August 13, 1999, the Company's Chilean subsidiary acquired substantially all of the users from Servicios de Informacion Electronica

Limitada ("Intermedia"), an ISP located in Santiago, Chile. The Company intends to consolidate the customers acquired from Intermedia into its Chilean subsidiary.

     E-Net Teleinformatica, Limitada. On August 20, 1999, IFX purchased all of the capital stock of E-Net Teleinformatica, Limitada ("E-Net"), an ISP located in Salvador, Brazil. E-Net currently serves customers in Brazil, providing dial-up connections, dedicated Internet products and web hosting.

     Vianet, S.A. de C.V. On August 23, 1999, IFX purchased all of the capital stock of Vianet, S.A. de C.V. ("Vianet"), an ISP located in San Salvador, El Salvador. Vianet currently serves customers in El Salvador, providing dial-up connections, dedicated Internet products and web hosting.

     ITS Networks, S.A. On August 24, 1999, IFX purchased all of the capital stock of ITS Networks, S.A., an ISP located in Tegucigalpa, Honduras. ITS currently serves customers in Honduras, providing dial-up connections, dedicated Internet products and web hosting.

     For the acquisitions during the first quarter of fiscal 2000, the total purchase prices were approximately $6,112,500, of which approximately $1,363,300 was paid or will be paid in cash, and approximately $4,749,200 was paid or will be paid by issuing approximately 263,500 shares of the Company's common stock. The total cash acquired in those acquisitions was $72,900. Each of the acquisitions was accounted for under the purchase method of accounting. The purchase price in excess of the net tangible assets aggregated approximately $5,950,300 and was allocated to Acquired Customer Base. This allocation is preliminary and is subject to finalization of the Company's valuation analysis. The Acquired Customer Base is being amortized using the straight-line method over an estimated life of 3 years. The consolidated financial statements include the accounts of these acquisitions since the date of purchase.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on July 1, 1998, the beginning of the 1999 fiscal year. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1998 or that may be obtained in the future. The pro forma data does not give effect to acquisitions completed subsequent to September 30, 1999.

                                               Three months ended
                                                 September 30,
                                            ------------------------
                                               1999           1998
                                            -----------     --------
                                                  (Unaudited)
Total revenues............................  $ 1,712,300     $684,200
Net income (loss).........................   (4,020,100)     146,800
Basic and diluted net income (loss) per
     common share.........................        (0.54)        0.02

NOTE 4.  STOCK BASED COMPENSATION PLANS

Employee Stock Option Plan

     On October 13, 1999, the Company filed a Proxy Statement Pursuant to
Section 14(a) of the Securities Exchange Act of 1934, in which, among other things, it requested shareholder approval for an amendment to the IFX Corporation 1998 Stock Option and Incentive Plan (the "Option Plan") to increase the number of shares of common stock available for issuance under the Option Plan. On November 9 the shareholders voted in favor of the amendment increasing the number of common shares available under the Option Plan from 900,000 to 1,800,000.


Directors Stock Option Plan

     On October 13, 1999, the Company filed a Proxy Statement Pursuant to
Section 14(a) of the Securities Exchange Act of 1934, in which, among other things, it requested shareholder approval for the IFX Corporation Directors Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to assist the Company in securing individuals who are not already employees or officers of the Company to serve on its Board of Directors, and to provide financial incentives to such directors to exert their best efforts on behalf of the Company. In general, the Directors Plan provides that, each eligible director automatically will receive an option to purchase (i) 450 shares of Common Stock, upon such director's initial election to the Board of Directors of the Company, provided such director is elected after the effective date of the Directors Plan, and (ii) for each year thereafter and on the date of each annual meeting of the stockholders of the Company (including this annual meeting), 450 shares of Common Stock for service as a director and 75 shares of Common Stock for each Committee of the Board of Directors upon which such director serves. On November 9 the shareholders voted in favor of the Directors Plan.

NOTE 5.  SUBSEQUENT EVENTS

ACQUISITIONS

     NetSpace, S.A. de C.V. On October 1, 1999, IFX purchased the subscriber base of NetSpace, S.A. de C.V. ("NetSpace"), an ISP located in Toluca, Mexico. NetSpace currently serves customers in Toluca, providing standard dial-up connections, dedicated Internet products and web hosting.

     Conex Brasil and affiliated companies. On October 6, 1999, IFX purchased all of the capital stock of Conex Brasil S.A., W3 Informatica Ltda., K3 Informatica Ltda, and Conex Canoas Ltda. (referred to collectively as the "Conex Group"), which provide Internet services in the Brazilian city of Porto Alegre and the surrounding cities of Novo Hamburgo, Santa Maria, and Canoas. The Conex Group currently serves customers providing standard dial-up connections, dedicated Internet products and web hosting. On October 21, 1999, the Company filed a Form 8-K with respect to the acquisition of the Conex Group and its affiliated companies.

     Sistemas Integrales, Servicios y Comunicacion, S.A. de C.V. On November 10, 1999, IFX purchased all of the users and assets of Sistemas Integrales, Servicios y Comunicacion, S.A. de C.V. ("SISCO"). SISCO provides dial-up, Web design and Web hosting services to consumers and corporations in Guadalajara, Jalisco, Mexico.


OTHER

     Authorization Of Preferred Shares. On November 9, 1999, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation providing the Company the authority to issue up to 10,000,000 shares of preferred stock and, with respect to such shares, to establish among other things, the price and the rate and nature of dividends, the terms and conditions on which shares may be redeemed, the terms and conditions for conversion or exchange into any other class or series of the stock and the voting rights.


     Decrease In The Number Of Shares Of Authorized Common Stock. IFX's Restated Certificate of Incorporation authorized the issuance of 150,000,000 shares of Common Stock, $.02 par value. As of September 30, 1999, 8,438,803 shares of Common Stock were issued and outstanding and as of June 30, 1999, approximately 6,500,000 shares of Common Stock were reserved for issuance by the Company upon the exercise of options and warrants. On November 9, 1999, the shareholders approved an amendment to the Restated Certificate of Incorporation providing that the authorized number of shares of Common Stock be decreased from 150,000,000 shares to 50,000,000 shares.


NOTE 6. GEOGRAPHIC INFORMATION

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The new standard changes the information the Company reports about its operating segments.

     The Company is structured primarily around the geographic markets it serves and operates three reportable segments in Chile, Mexico and Venezuela. All of the segments provide internet connectivity services. The accounting policies of the segments are the same as those described in the Significant Accounting Policies footnote. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expenses, equity income, and gains or losses from securities and other investments.

     The Company does not derive more than 10% of its revenues from any individual customers.

     Selected unaudited financial information for the three months ended September 30, 1999 by segment is presented below:

                        United States    Chile       Mexico      Venezuela     Other        Total
Revenues....           $               $  410,700   $ 268,900   $ 262,600   $   276,400  $ 1,218,600

Income (loss)
  from continuing
  operations
  before taxes..         (2,645,100)     (593,300)   (199,300)   (103,300)   (1,466,900)  (5,007,900)

     Information by product lines is presented on the Condensed Consolidated Statement of Operations.

NOTE 7.  Cash & Cash Equivalents

     Cash and cash equivalents includes cash and investments of less than three months in duration.


ITEM 2


Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended September 30, 1999.

     The results shown herein are not necessarily representative of the results that may be expected in any future period. A discussion of certain risk factors that could cause future results to differ materially from the results reported herein is filed herewith as Exhibit 99.1 to this Form 10-Q.


OVERVIEW

     The following discussion should be read in conjunction with its Consolidated Financial Statements and notes that follow it and with its audited consolidated financial statements, notes thereto, and management's discussion and analysis for the year ended June 30, 1999, included in its annual report filed on Form 10-K for such period. This discussion and analysis reflects the adjustments made to segregate the discontinued operations ("discontinued operations") that resulted from (i) the sale of the Company's brokerage assets in July 1996 to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate, and
(ii) from the divesture in June 1999 of its 50.1% interest in IFX Ltd. Discontinued operations are shown under a separate line item on the Income Statement and Balance Sheet for fiscal years 2000 and 1999.

     Due to the discontinued operations, IFX's primary source of revenues changed from trading revenues and from foreign exchange operations to subscriber fees from Internet operations. IFX's revenues from 2000 and 1999 related to discontinued operations are shown as "Income from Discontinued Operations, net of income taxes." The revenues from the ISP acquisitions are accounted from the date of purchase.

     Due to the discontinued operations, IFX's expenses changed from consisting mostly of interest, commissions and other related brokerage costs to local dial-up lines, local Internet connections, and depreciation and amortization expenses. The expenses from the ISP acquisitions are accounted from the date of purchase.


GENERAL

     IFX is a pan-regional Internet Service Provider, or ISP, in Latin America. The Company's focus is on serving individuals and small businesses. The Company's primary service is dial-up Internet access, which IFX offers through its Unete service, in various price and usage plans designed to meet the needs of its subscribers. Our business services include dedicated phone lines, web hosting, web page design, and domain name registration.

     IFX offers subscribers complete Internet access in English, Spanish, and Portuguese, with a user-friendly and easy to install software. The software contains a set of popular Internet applications including electronic mail, World Wide Web access, File Transfer Protocol and Internet Relay Chat. Through its infrastructure of IFX owned subsidiaries and third-party providers, its subscribers are able to access the Internet in nine countries in Latin America, and in many major cities in the United States via a local telephone call and with no roaming fees. As of October 15, 1999, the Company had approximately 32,000 subscribers.

     Over the past year, IFX has established a regional presence by acquiring the stock or assets of established independent ISPs throughout Latin America. The Company intends to continue its strategy of acquiring ISPs in order to deepen and broaden its market presence in Latin America. The Company hopes that it will attain economies of scale (as the number of subscribers increases, the costs and expenses per subscriber decrease) in selling, general and administrative costs, particularly in the areas of numbers of employees and salaries, operating leases, and marketing expenses. However, there can be no assurance that the Company will achieve these anticipated cost reductions. In addition to providing Internet access service, the Company hopes to expand its Latin American Internet offerings to include content and e-commerce.

   Prior to July 1996, the primary business of IFX was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of its majority-owned U.K. subsidiary) to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate, for a purchase price consisting of cash earn-out payments based upon the sold business's profitability (as defined in the sale agreement) during the sixty-six months following the sale. Since July 1996, IFX's revenues have consisted primarily of earn-out payments from such asset sale, interest income and income from operations of the Company's former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. In June 1999, IFX divested its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million in cash and a note receivable, and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits (as specifically defined) of IFX Ltd. through June 30, 2002.

     During the quarter ended September 30, 1999 the Company completed the following acquisitions and investments:

Date            Acquisition Or Investment    Business    Country
----            -------------------------    --------    -------
July 1999       SDM Net                      ISP         Mexico
                Interactiva                  ISP         Chile
------------------------------------------------------------------
August 1999     Intermedia                   ISP         Chile
                E-Net                        ISP         Brazil
                Vianet                       ISP         El Salvador
                ITS Network                  ISP         Honduras

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 1999, cash provided by continuing and discontinued operations was approximately $.8 million compared to cash provided by continuing and discontinued operations of $.9 million for the same period in 1998, a decrease of approximately 11%. The majority of cash for the quarter ended September 30, 1999, was used by the Company's continuing investments and general operating expenses in the Internet operations. In general, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits which are classified as cash equivalents. As of September 30, 1999, the Company held approximately $7.5 million in cash and cash equivalents.

     For the three months ended September 30, 1999, cash used in investment activities was approximately $1.9 million compared to cash provided in investment activities of $0.1 million for the same period in 1998. The increase was primarily due to the purchases of equipment.

     For the three months ended September 30, 1999, cash provided by financing activities was approximately $3.2 million compared to no financing activities in the same period in 1998. The increase was due to the $3.0 million of stock that was issued for the ITI Agreement.

     Stockholders' equity at September 30, 1999 was approximately $18.2 million as compared with $16.1 million at June 30, 1999.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 1999 COMPARED TO 1998

     Revenues. In the three months ended September 30, 1999, IFX derived $910,600, or 75% of the total continuing revenues from subscriptions from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. With the current pricing plans, customers have several choices including unlimited local, unlimited pan-regional and limited local plans.

     In addition, in the three months ended September 30, 1999, IFX derived $179,400 or 15% of the total continuing revenues from full-time dedicated access connections to the Internet. Full-time dedicated lines offer small businesses direct and uninterrupted connections to the Internet without the need to dial any number.

     The remaining $128,600 or 10% of the total continuing revenues were derived from certain small business services which include web-hosting, web design, and other value-added services such as domain name registration, and from the sale of such items as modems and computer cameras related to promotions. IFX's web-hosting services allow a business or individual to post information on the World Wide Web through IFX's servers. IFX's Web design services offer Internet site development services for small businesses.

     Revenues for three months ended September 30, 1998 from continuing operations are $0, since the Company had not yet been involved in the Internet business. Revenues for the period ended September 30, 1998 are shown in the income statement as discontinued operations.

     Costs of Revenues. IFX's cost of revenues include all the costs that are primarily related to the number of subscribers. The primary costs are the local Internet connection fees paid to the telecommunication companies in each country and the subscriber start-up expenses. The telecommunication expenses include the costs of providing its subscribers with local telephone dialing numbers to its POPs, the costs related to third-party POPs, and the costs of the connections of IFX's hubs to the Internet backbone. Start-up expenses include the cost of distributing the compact disk with its starter kit software. Cost of revenues were $1,076,600 and $0 for the three months ended September 30, 1999 and September 30, 1998, respectively.

     General and Administrative Expenses. General and administrative costs are primarily for salaries, legal, accounting and consulting fees, and advertising, market analysis, and trade show expenses related to the promotions of its ISP service. General and administrative expenses were $4,390,600 and $150,300 for the three months ended September 30, 1999 and September 30, 1998, respectively. The increase was due to the expenses of growth the Company experienced as it entered the Internet service business in November of 1998.

     IFX believes that it is necessary to purchase or install POPs in each major country in Latin America. As IFX continues with that expansion into new markets, both costs of sales and selling, general and administrative expenses will increase. IFX expects that these costs will have a short-term negative impact on its net income. In countries where the Company does not want to establish a presence, but wants its subscribers to have access to the Internet, it will use third-party POPs.

     Depreciation and amortization. Depreciation and amortization are related to the depreciation of fixed assets and the amortization of the acquired customer base from other ISPs. IFX depreciates its assets based on estimated useful lifes that range from three to five years. IFX amortizes purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. This amortization has a negative effect on net income. Depreciation and amortization expense was $852,400 and $0 for the three months ended September 30, 1999 and September 30, 1998, respectively.

     The Company will continue to invest heavily in purchases of computer equipment and acquisitions in Latin America, which will increase its depreciation and amortization costs. These costs should have a short-term negative impact on net income, but the Company believes that these increased costs should be offset by anticipated increases in revenue attributable to overall subscriber growth. However, there can be no assurance that the Company will be able to build, increase or maintain its subscriber base in a given market to the extent necessary to generate sufficient revenues to offset these expenses.

     Interest Income. The interest income is mostly derived from investment in short-term government notes. Interest income was $85,000 and $93,400 for the three months ended September 30, 1999 and September 30, 1998, respectively.

     Other Income and Gains from Discontinued Operations. In the three months ended September 30, 1999, the Company earned approximately $442,300 net of taxes and other expenses of earn-out payments from the 1996 sale of its brokerage asset to E.D. & F. Man International, Inc., and from the 1999 sale of IFX Ltd. All the proceeds were invested in the Internet operations in Latin America.

     Income tax provision. For the three months ended September 30, 1999, the Company recorded a tax benefit of approximately $876,400 from its continuing operations. The effective tax rate for the three months ended September 30, 1999 was 17.5%. Including the Company's discontinued operations, the net tax provision was $638,200.

     Net income (loss) and income (loss) per share. As a result of the factors discussed above, IFX's loss from continuing operations for the three months ended September 30, 1999 was approximately $4.1 million, or $(0.56) per share, compared to a net loss of $0.1 million, or $(0.02) per share, for the three months ended September 30, 1998. Including discontinued operations, the Company recorded a net loss of $3.7 million, or $(0.50) per share, compared to a net income of $0.8 million, or $0.13 per share, for the three months ended September 30, 1998.


CREDIT AGREEMENTS

     In July 1999, the Company entered into an $500,000 lease agreement with Softech Financial, a division of EAB Leasing Corp., to provide the financing for the Company's implementation of Portal software(R). Under the terms of the agreement, Portal will develop a consolidated billing and accounts receivable system that should allow the Company to provide invoicing services to its customers across Latin America.

     In August 1999, the Company entered into an agreement with Lucent Technologies Inc., providing the Company with the option to purchase up to $10 million of Lucent equipment. Under the agreement, Lucent will provide the Company with up to $10 million in networking equipment and financing to upgrade and expand the Company's Internet operations, but the Company is under no obligation to purchase equipment from Lucent. A copy of the agreement is filed herewith as Exhibit 11.2.

     In August 1999, the Company signed a five-year lease for new space in Hallandale, Florida, to commence October 1, 1999. This lease provides for aggregate payments totaling approximately $535,900 over the next 5 years.


YEAR 2000 COMPLIANCE

     IFX is aware of the "Year 2000" problem, which relates to whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information will generate wrong data and could fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations will potentially be affected in some way. IFX has identified two main areas of Y2K risk:

     1. Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in its operations; and

     2. Computer systems or embedded chips of third parties including, without limitation, financial institutions, suppliers, vendors, landlords, customers, international suppliers of telecommunications services and others, could be disrupted or fail, causing an interruption or decrease in its ability to continue its operations. This risk is particularly acute in Latin America, where many older computer systems are still in use.


State of Readiness
------------------

     IFX is currently engaged in a process to evaluate its internal status with respect to the Year 2000 issue, utilizing certain employees in its evaluation of possible Year 2000 problems. The costs and expenses the Company has incurred in the evaluation have not been material. Most of its PCs, Laptops, Servers, Routers and any other computer equipment are Y2K Compliant. To date, IFX has not discovered any major Year 2000 issues in its internal operations.

     Concurrently with the analysis of its internal systems, IFX has surveyed third-party entities with which it transacts significant business, including critical vendors and financial institutions, for Year 2000 compliance. With respect to its most critical vendors, IFX has evaluated the Year 2000 preparedness of its telecommunications providers, on which it is reliant for the network services crucial to Internet connectivity and web hosting services. It is actively working to mitigate any potential impact by maintaining, when possible, diverse providers for such network services.

Risks
-----

     IFX can give no assurance that all Year 2000 issues were discovered during the assessment or that it will not discover additional Year 2000 issues that could have a material adverse effect. In addition, IFX faces Year 2000 risks with respect to the acquisitions it makes, especially in Latin America, where many of the computer systems are older and where Year 2000 preparedness may not be adequate. Failure of any one provider may have a material adverse impact on Company operations. At this time, IFX cannot estimate the effect, if any, that non-compliant systems at these entities could have on it, and IFX can give no assurance that the impact, if any, will not be material. If any of its material third parties are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses, its business could be materially adversely affected and the Company could suffer a large reduction of its revenue due to cancellations from its subscribers. Disruptions could include, among other things:

     -    the failure of a material third party's business;

     -    a loss of power to IFX's facilities;

     -    a loss of voice and data connections;

     -    the loss of the e-mail system;

     -    a subscriber's loss of power and/or telecommunication lines;

     -    a financial institution's inability to take and transfer funds;

     -    an interruption in delivery of supplies from vendors; and

     - other interruptions in the normal course of its operations, the nature and extent of which the Company cannot foresee.

     The Company will continue to evaluate the nature of these risks, but at this time the Company is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, of such a risk may have on it. If any of its material third parties experience significant failures in their computer systems or operations due to Y2K non-compliance, it could affect its ability to process transactions or otherwise engage in similar normal business activities. For example, IFX and its customers who communicate internationally will be dependent upon the Y2K-readiness of many non-U.S. providers of telecommunication services and their vendors and suppliers. If these providers and others are not Y2K ready, IFX and its customers will not be able to send and receive data and other electronic transmissions, which would have a material adverse effect on its revenues and business and that of its customers.


Contingency Plans
-----------------

     In some cases, the Company has been able to find different vendors for a service. However, most telecommunication and power companies providers in Latin America are government-owned monopolies, preventing the Company from finding alternative suppliers for those services. Furthermore, the Company cannot be assured that the statements provided by those third party providers regarding Y2K are accurate.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

     The Company's continuing operations are focused primarily in Latin America, subjecting the Company to certain political, currency, economic and commercial risks and uncertainty not typically found in the U.S. The Company's exposure to market risk is directly related to its role as a Latin American ISP. The Company's primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's assets, liabilities and/or equity. When the Company operates in a foreign country, the value of the local currency will probably fluctuate, especially in Latin America. This fluctuation can cause the Company to gain or lose on the translation to US Dollars.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PRECEDINGS

     The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

     On August 23, 1999, a lawsuit related to the Company's discontinued operations was filed in the Circuit Court of Cook County naming Index and two individuals as defendants (Craig Bordon v. Sean S. Mayo, et al., 99L-09368). The complaint alleges breach of contract and damages "in excess of" $50,000. The Company has not yet been served with the complaint. Based upon the allegations as set forth in the complaint, the Company believes that the claim is without merit.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          11.2  Lucent Technologies Agreement

          27    Financial Data Schedule (EDGAR only)

          99.1  Risk Factors


     (B)  REPORTS ON FORM 8-K


          On October 6, 1999, IFX Corporation (the "Company") filed a Current Report on Form 8-K that contained certain exhibits with respect to its acquisition, through its wholly owned subsidiary Unete.com do Brasil S/C Ltda, of all the issued and outstanding ownership interests (quotas) of Conex Brasil S.A, W3 Informatica Ltda, K3 Informatica Ltda, and Conex Canoas Ltda., referred to collectively herein as the "Conex Group", for aggregate consideration (including commissions) of approximately $5.2 million, of which approximately $1.8 million was paid or is payable in cash, approximately $3.3 million was paid or is payable by issuing shares of the Company's common stock and assuming liabilities in the approximate amount of $0.1 million. The purchase was determined through arms' length negotiations with the sellers of the Conex Group, which are unrelated third parties with respect to the Company.


          On July 1, 1999, IFX Corporation filed a Current Report on Form 8-K to report that on June 30, 1999, the Company sold all of its shares of capital stock of IFX Ltd., a British company, to The Park Trust. Prior to the sale, IFX Corporation owned 50.1% and The Park Trust owned 49.9% of IFX Ltd.'s outstanding capital stock. IFX Ltd. provides institutional brokerage and foreign exchange services to clients in the foreign exchange and futures business. As consideration for its shares of IFX Ltd., The Park Trust paid U.S.$1,950,000 to IFX Corporation and agreed to pay IFX Corporation the sum of U.S.$500,000 (plus interest at a rate of prime plus three-percent) on or before June 30, 2000. The parties intended that the consideration paid to IFX Corporation for its shares of IFX Ltd. would equal approximately one-half of the net book value of IFX Ltd. as of June 30, 1999. The consideration payable to IFX Corporation is subject to adjustment if and to the extent that, on or before the third anniversary of the closing date,
     (i) the auditors of IFX Ltd. determine that the net book value and/or the net profits of IFX Ltd. upon which the consideration paid to IFX Corporation was calculated were incorrect, or (ii) The Park Trust sells any of its shares of IFX Ltd. capital stock to a third party at a price per share that is greater than the price per share paid by The Park Trust to IFX Corporation.

          On July 1, 1999, IFX Corporation filed a Current Report on Form 8-K to report that on June 28, 1999, the registrant dismissed Arthur Andersen LLP as its independent auditors and appointed Ernst & Young LLP as its independent auditors for the fiscal year ended June 30, 1999. The decision to dismiss Arthur Andersen LLP and to retain Ernst & Young LLP was recommended by the registrant's audit committee and approved by the registrant's Board of Directors.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IFX CORPORATION
                                       --------------------------
                                              (Registrant)



Dated:  November 15, 1999              By: /S/   JOEL EIDELSTEIN
                                          -------------------------
                                                 Joel Eidelstein
                                                 President



Dated:  November 15, 1999              By: /S/   JOSE LEIMAN
                                          -------------------------
                                                 Jose Leiman
                                            Chief Financial Officer