Form 10-Q
period 1999-12-31
IFX CORP
filed 2000-02-14
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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


                                (847) 412-9411
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

As of December 31, 1999, the issuer had outstanding 11,084,920 shares of common stock, $.02 par value per share.

                       IFX CORPORATION AND SUBSIDIARIES

                                                               Page
                                                               ----
PART I -  FINANCIAL INFORMATION


Item 1 -  Financial Statements


          Condensed consolidated balance sheets as of
          December 31, 1999 (Unaudited) and June 30, 1999        3

          Condensed consolidated statements of operations
          for the three months ended December 31, 1999
          (Unaudited) and 1998 (Unaudited), and for
          the six months ended December 31, 1999
          (Unaudited) and 1998 (Unaudited)                       4

          Condensed consolidated statements of cash flows
          for the six months ended December 31, 1999
          (Unaudited) and 1998 (Unaudited)                       5

          Notes to condensed consolidated financial
          statements                                             6


Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          for the Period Ended December 31, 1999                10


Item 3 -  Quantitative and Qualitative Disclosures
          about Market Risk                                     15


PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings                                     16


Item 6 -  Exhibits and reports on form 8-K                      16


(A)  Exhibits
     Exhibit   3.1  Spinway Media Network, Inc. Agreement
     Exhibit    27  Financial Data Schedule (EDGAR only)
     Exhibit  99.1  Risk Factors


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

                                                               December 31,    June 30,
                                                                  1999          1999
                            ASSETS                             (Unaudited)
                                                               -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents..................................   $ 2,318,100   $ 5,482,800
 Receivables, net of allowance for doubtful accounts of
  $634,100 and $80,100, respectively........................       866,000       458,300
 Note receivable............................................     2,900,000            --
 Net assets of discontinued operations......................       707,100     3,726,900
                                                               -----------   -----------
   Total current assets.....................................     6,791,200     9,668,000
                                                               -----------   -----------
PROPERTY AND EQUIPMENT:
 Equipment, furniture and leasehold improvements............     5,758,400     2,253,500
 Assets under capital lease.................................     2,740,500            --
                                                               -----------   -----------
                                                                 8,498,900     2,253,500
 Less: accumulated depreciation and amortization............    (1,445,900)     (369,300)
                                                               -----------   -----------
   Total property and equipment, net........................     7,053,000     1,884,200
                                                               -----------   -----------
OTHER ASSETS:
 Acquired customer base, net of amortization of $1,801,200
   and $155,500 respectively................................    13,692,100     2,686,600
 Investment in Yupi Internet Inc............................     3,113,500     3,113,500
 Investments in and advances to affiliates..................        95,100       241,500
 Notes receivable...........................................       618,900       612,500
 Deferred income taxes......................................     1,427,000            --
 Capitalized software, net..................................       235,000            --
 Other assets...............................................     1,632,900       655,200
                                                               -----------   -----------
   Total other assets.......................................    20,814,500     7,309,300
                                                               -----------   -----------
TOTAL ASSETS................................................   $34,658,700   $18,861,500
                                                               ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses......................   $12,490,400   $ 2,447,200
 Capital lease obligation...................................       283,200            --
                                                               -----------   -----------
   Total current liabilities................................    12,773,600     2,447,200
                                                               -----------   -----------
LONG-TERM LIABILITIES:
 Notes payable..............................................       436,700       316,900
 Capital lease obligation...................................     2,451,200            --
                                                               -----------   -----------
   Total long-term liabilities..............................     2,887,900       316,900
                                                               -----------   -----------
TOTAL LIABILITIES...........................................    15,661,500     2,764,100
                                                               -----------   -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.02 par value; 50,000,000 shares
  authorized, 11,084,920 and 6,830,240 shares issued
  and outstanding, respectively.............................       221,700       136,600
  Paid-in capital...........................................    25,356,800    11,299,100
  (Accumulated deficit) Retained earnings...................    (4,770,700)    4,817,200
  Accumulated other comprehensive income (loss).............        98,700       (26,000)
 Deferred compensation......................................    (1,909,300)     (129,500)
                                                               -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................    18,997,200    16,097,400
                                                               -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $34,658,700   $18,861,500
                                                               ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended           Six Months Ended
                                                                     December 31,                December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                    1999         1998         1999          1998
                                                                (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Dial Up..................................................  $ 2,016,800   $       --  $  2,927,400   $       --
     Dedicated................................................      252,100           --       431,500           --
     Hosting and Design Web Services..........................      113,000           --       167,900           --
     Other....................................................      216,100           --       289,800           --
                                                                ------------  ----------  ------------   ----------
     Total revenues...........................................    2,598,000           --     3,816,600           --

  Cost and expenses:
     Cost of revenues.........................................    1,471,300           --     2,547,900           --
     General and administrative...............................    6,660,900      302,200    11,051,500      452,500
     Depreciation and amortization............................    1,502,500           --     2,354,900           --
                                                                ------------  ----------  ------------   ----------
     Total operating expenses.................................    9,634,700      302,200    15,954,300      452,500

  Operating loss from
     Continuing operations....................................   (7,036,700)    (302,200)  (12,137,700)    (452,500)

  Other income (expense):
     Interest income..........................................       65,100       90,000       150,100      183,400
     Income (Loss) on operations of
       equity investee........................................      (13,500)          --       (35,500)          --
     Other....................................................       38,100       24,300        68,200       16,700
                                                                ------------  ----------  ------------   ----------
     Total other income.......................................       89,700      114,300       182,800      200,100

  Loss from continuing operations
     before income taxes......................................   (6,947,000)    (187,900)  (11,954,900)    (252,400)

  (Provision)/Benefit from income tax.........................      550,600       52,200     1,427,000       (6,800)
                                                                ------------  ----------  ------------   ----------
  Loss from continuing operations.............................   (6,396,400)    (135,700)  (10,527,900)    (259,200)
  Income from discontinued
     operations, net of taxes.................................      497,700      784,800       940,000    1,731,500
                                                                 -----------  ----------  ------------   ----------
  Net income (loss)...........................................  $(5,898,700)  $  649,100  $ (9,587,900)  $1,472,300

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Loss from continuing operations.............................  $     (0.74)  $    (0.02) $      (1.31)  $    (0.04)
  Income from discontinued operations.........................  $      0.06   $     0.12  $       0.12   $     0.28
                                                                ------------  ----------  ------------   ----------
Net income (loss).............................................  $     (0.68)  $     0.10  $      (1.19)  $     0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted...........................................    8,626,999    6,397,496     8,031,845    6,261,517
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                              Six Months Ended
                                                                 December 31,
                                                        -----------------------------
                                                            1999             1998
                                                        -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................      $(9,587,900)       $1,472,300

  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
  Depreciation....................................          709,200                 -
  Amortization....................................        1,645,700                 -
  Deferred taxes..................................       (1,427,000)                -
  Bad debt expense................................          554,000                 -
  Compensation associated with stock options......        1,640,500                 -
  Equity in net (gain) loss of affiliated
      partnerships................................           35,500                 -

  Changes in operating asset and liabilities:
    Receivables...................................         (549,300)          (36,400)
    Other assets..................................         (793,700)          (40,200)
    Due to/from affiliates........................           10,300            15,400
    Accounts payable and accrued expenses.........        2,309,200           120,600

  Change in net assets from discontinued
      operations..................................        3,019,800          (132,000)
                                                        -----------        ----------
Cash provided (used) by operating activities......       (2,433,700)        1,399,700
                                                        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, primarily customer base.........       (1,865,100)                -
    (Increase) decrease in investments in and
     advances to affiliates.......................          110,900          (220,100)
    Increase (decrease) in notes receivable.......           (6,400)            1,100
    Purchase of PP&E..............................       (1,950,900)          (56,800)
    Purchase of capitalized software..............         (235,000)                -
                                                        -----------        ----------
   Cash used in investing activities..............       (3,946,500)         (275,800)
                                                        -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable...................           96,900                 -
    Proceeds (payments) of capital lease
      obligation..................................           (6,100)                -
    Issuance of common stock......................        3,000,000         1,000,000
                                                        -----------        ----------
  Cash provided by financing activities...........        3,090,800         1,000,000
                                                        -----------        ----------

Effect of exchange rate changes on cash...........          124,700                 -
                                                        -----------        ----------
Increase (decrease) in cash and cash equivalents..       (3,164,700)        2,123,900
                                                        -----------        ----------
Cash and cash equivalents, beginning of period....        5,482,800         5,633,200
                                                        -----------        ----------
Cash and cash equivalents, end of period..........      $ 2,318,100        $7,757,100
                                                        ===========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes...................                 -        $  250,000
                                                        ===========        ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES DISCLOSURE:
    Value of stock issued in conjunction with
     acquisitions................................       $ 4,822,400                 -
                                                        ===========        ==========
    Acquisition of equipment through assumption of
     capital lease obligations...................       $ 2,740,500                 -
                                                        ===========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of IFX Corporation and its majority-owned subsidiaries for which it has a controlling financial interest. All material intercompany accounts and transactions, including those related to the Company's former subsidiaries, are eliminated in consolidation.

     These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. The balance sheet at June 30, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Operating results for the quarter ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1999.


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

     The following table summarizes financial information related to the discontinued trading business:

                                                             Three Months Ended          Six Months Ended
                                                                December 31,                December 31,
                                                          -----------------------     -----------------------
                                                             1999         1998           1999         1998
                                                          ----------   ----------     ----------   ----------

Total revenues.......................................     $  807,600   $2,761,400     $1,531,400   $5,665,000
                                                          ==========   ==========     ==========   ==========

Income from discontinued
 operations before income taxes.....................      $  765,600   $1,207,400     $1,446,100   $2,624,800

Income tax provision on discontinued operation......        (267,900)    (422,600)      (506,100)    (893,300)
                                                          ----------   ----------     ----------   ----------
Income from discontinued operations, net of taxes...      $  497,700   $  784,800     $  940,000   $1,731,500
                                                          ==========   ==========     ==========   ==========

     The information set forth in the remaining Notes to the Financial Statements relates to continuing operations unless otherwise specified.

NOTE 3.  ACQUISITIONS AND RECENT DEVELOPMENTS

     NetSpace, S.A. de C.V. On October 1, 1999, IFX purchased all of the subscriber base of NetSpace, S.A. de C.V. ("NetSpace"), an ISP located in Toluca, Mexico. NetSpace currently serves customers providing standard dial-up connections, dedicated Internet products and web hosting.

     The Conex Group. On October 6, 1999, IFX purchased all of the capital stock of Conex Brasil S.A., W3 Informatica Ltda., K3 Informatica Ltda, and Conex Canoas Ltda. (referred to collectively as the "Conex Group"), which provide Internet services in the Brazilian city of Porto Alegre and the surrounding cities of Novo Hamburgo, Santa Maria, and Canoas. The Conex Group currently serves customers providing standard dial-up connections, dedicated Internet products and web hosting. On October 21, 1999, the Company filed a Form 8-K with respect to the acquisition of the Conex Group and its affiliated companies. On December 20, 1999, the Company filed a Form 8-K/A amending the Form 8-K previously filed.

     Sistemas Integrales, Servicios y Comunicacion, S.A. de C.V. On November 8, 1999, IFX purchased all of the users and assets of Sistemas Integrales, Servicios y Comunicacion, S.A. de C.V. ("SISCO"). SISCO provides dial-up, web design and web hosting services to consumers and corporations in Guadalajara, Jalisco, Mexico.

     Panaweb Corporation. On November 30, 1999, IFX purchased all of the capital stock of Panaweb S.A. ("Panaweb"), a Panama Internet design firm. Panaweb provides web design and web hosting services to consumers and corporations in the Republic of Panama. Panaweb also owns and manages one of Panama's leading local Internet portals, www.panama.net.

     Networks Mexico, S.A. de C.V. On December 15, 1999, IFX purchased all of the users and assets of Networks Mexico, S.A. de C.V. ("NETMEX"). NETMEX provides dial-up, Web design and Web hosting services to consumers and corporations in Mexico City, Mexico.

     Zalhe Informatica Ltda. On December 14, 1999, IFX purchased all of the shares of Zalhe Informatica Ltda. ("Zalhe"), a Brazilian Internet Service Provider. Zalhe is a provider of Internet services including, dial up access, dedicated access, web design and web hosting in Pelotas, Brazil.

     Nicanet, S.A. On December 20, 1999, IFX purchased all of the shares of Nicanet S.A. ("Nicanet"). Nicanet is a provider of Internet services to consumers and businesses in Managua, Nicaragua, providing dial up access, dedicated and wireless access, web development, design and hosting.

     Parmil, S.A. On December 23, 1999, IFX purchased all of the shares of Parmil S.A. ("Multired"). Multired is a provider of Internet services to Uruguayan consumers and businesses, providing dial-up, dedicated and wireless access, as well as web development, design and hosting.

     For the acquisitions during the second quarter of fiscal 2000, the total purchase prices were approximately $8 million, of which approximately $2.1 million was paid or will be paid in cash, approximately $5.7 million was paid or will be paid by issuing approximately 253,192 shares of the Company's common stock and assumed liabilities of approximately $0.2 million. The total cash acquired in those acquisitions was $0.2 million. Each of the acquisitions was accounted for under the purchase method of accounting. The purchase price in excess of the net tangible assets aggregated approximately $6,692,800 and was allocated to Acquired Customer Base. This allocation is preliminary and is subject to finalization of the Company's valuation analysis. The Acquired Customer Base is being amortized using the straight-line method over an estimated life of 3 years. The consolidated financial statements include the accounts of these acquisitions since the date of purchase.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on July 1, 1998, the beginning of the 1999 fiscal year. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1998 or that may be obtained in the future. The pro forma data does not give effect to acquisitions completed subsequent to December 31, 1999.


                                                   Six Months Ended
                                                      December 31,
                                                ------------------------
                                                  1999            1998
                                                --------        --------
                                                       (Unaudited)
Total revenues............................      $ 5,893,600     $2,540,900
Net income (loss).........................       (9,910,500)       857,900
Basic and diluted net income (loss) per
    common share..........................           ($1.23)          $.14

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

NOTE 5. SUBSEQUENT EVENTS

     Free Internet Access. On January 3, 2000, IFX announced that it would offer a class of service featuring free Internet access in Latin America. The free access offering is provided by Tutopia.com, Inc., a subsidiary of IFX,and currently covers 6 countries: Argentina, Brazil, Chile, Colombia, El Salvador and Mexico. Following the initial implementation, the program will then be rolled out in the rest of the IFX network. Tutopia.com became the first company to offer free Internet access in Latin America on a pan-regional basis. IFX will also continue to offer fee-based premium and business service.

     Openway, Ltda. On January 12, 2000, IFX purchased substantially all of the assets of Openway Ltda., a leading Colombian Internet Service Provider. Openway provides dial-up, web design and web hosting services to consumers and corporations in Bogota, Colombia.

     Spinway Media Network, Inc. On January 24, 2000, Tutopia.com, Inc. entered into an agreement (the "Spinway Agreement") with Spinway Media Network, Inc. ("Spinway") under which Tutopia.com's free Internet access will utilize Spinway's persistent advertising box technology to provide Tutopia.com users with general and targeted advertising. A copy of the Spinway Agreement is filed as Exhibit 3.1 to this report.

     Brasilnet Comunicacoes S.A. On January 28, 2000, IFX purchased the shares of Brasilnet Comunicacoes S.A. ("Brasilnet"), a Brazilian Internet Service Provider. Brasilnet provides dial-up access, web design and web hosting services to consumers in Joinville, Itajai, Blumenau, Criciuma and Florianopolis, Brazil.

NOTE 6. GEOGRAPHIC INFORMATION

     In fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The new standard changes the information the Company reports about its operating segments.

     The Company is structured primarily around the geographic markets it serves and operates four reportable segments in Brazil, Chile, Mexico and Venezuela. All of the segments provide Internet connectivity services. The accounting policies of the segments are the same as those described in the Significant Accounting Policies footnote of the June 30, 1999 consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expenses, equity income, and gains or losses from securities and other investments.

     The Company does not derive more than 10% of its revenues from any individual customer.

     Selected unaudited financial information for the three months ended December 31, 1999 by segment is presented below:

                      United      Brazil     Chile     Mexico    Venezuela      Other       Total
                      States
----------------------------------------------------------------------------------------------------
Revenues                    -    899,600    395,000    421,000    470,500      411,900    2,598,000
----------------------------------------------------------------------------------------------------
Income (loss)
from continuing
operations
before taxes       (4,452,600)  (340,900)  (632,600)  (137,400)  (364,800)  (1,018,700)  (6,947,000)
----------------------------------------------------------------------------------------------------

     Selected unaudited financial information for the six months ended December 31, 1999 by segment is presented below

                      United     Brazil      Chile     Mexico    Venezuela      Other       Total
                      States
----------------------------------------------------------------------------------------------------
Revenues                  -  1,008,000      805,700    689,900    733,100      579,900     3,816,600
----------------------------------------------------------------------------------------------------
Loss from
continuing
operations
before taxes     (7,097,700)  (538,400)  (1,225,900)  (336,700)  (468,100)  (2,288,100)  (11,954,900)
----------------------------------------------------------------------------------------------------

     Information by product lines is presented on the Condensed Consolidated Statement of Operations.

NOTE 7.  Cash & Cash Equivalents

     Cash and cash equivalents includes cash and investments of less than three months in duration.

NOTE 8.  Capitalized Software

     Effective for fiscal year 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs. Prior to adoption of SOP 98-1, the Company expensed these costs as incurred.

NOTE 9. Stockholders' Equity

     International Technology Investments, LC. On December 31, 1999, International Technology Investments, LC ("ITI"), exercised its right to purchase 2,500,000 shares of the Company's common stock for $50,000 in cash and a short-term note in the amount of $4,950,000. ITI is controlled by Michael Shalom, CEO of IFX. On January 12, 2000, ITI made a partial payment of $2,900,000, leaving a remaining principal balance of $2,050,000. The $2,900,000 is reflected as a note receivable on the December 31, 1999 Balance Sheet and the $2,050,000 is reflected as a reduction to Paid-in Capital. The note receivable from ITI bears interest at the rate of 7 percent per annum.

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

     Decrease In The Number Of Shares Of Authorized Common Stock. IFX's Restated Certificate of Incorporation authorized the issuance of 150,000,000 shares of Common Stock, $.02 par value. As of December 31, 1999, 11,084,920 shares of Common Stock were issued and outstanding. On November 9, 1999, the shareholders approved an amendment to the Restated Certificate of Incorporation providing that the authorized number of shares of Common Stock be decreased from 150,000,000 shares to 50,000,000 shares.

ITEM 2


Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended December 31, 1999.

     The results shown herein are not necessarily representative of the results that may be expected in any future period. A discussion of certain risk factors that could cause future results to differ materially from the results reported herein is filed herewith as Exhibit 99.1 to this Form 10-Q.


OVERVIEW

     The following discussion should be read in conjunction with its Consolidated Financial Statements and notes that follow it and with the audited consolidated financial statements, notes thereto, and management's discussion and analysis for the year ended June 30, 1999, included in the annual report filed on Form 10-K for such period. This discussion and analysis reflects the adjustments made to segregate the discontinued operations ("discontinued operations") that resulted from (i) the sale of the Company's brokerage assets in July 1996 to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate, and
(ii) from the divesture in June 1999 of its 50.1% interest in IFX Ltd. Discontinued operations are shown under a separate line item on the Income Statement and Balance Sheet for fiscal years 2000 and 1999.

     Due to the discontinued operations, IFX's primary source of revenues changed from trading revenues and from foreign exchange operations to subscriber and other fees from Internet operations. IFX's revenues from 2000 and 1999 related to discontinued operations are shown as "Income from Discontinued Operations, net of income taxes." The revenues from the ISP acquisitions are accounted from the date of purchase.

     Due to the discontinued operations, IFX's expenses changed from consisting mostly of interest, commissions and other related brokerage costs to local dial-up lines, local Internet connections, and depreciation and amortization expenses. The expenses from the ISP acquisitions are accounted from the date of purchase.


GENERAL

     IFX is a pan-regional Internet Service Provider, or ISP, in Latin America. The Company's focus is on serving individuals and small businesses. The Company's primary service is dial-up Internet access, which IFX offers through its Unete service, in various price and usage plans designed to meet the needs of its subscribers. Our business services include dedicated phone lines, web hosting, web page design, and domain name registration. In addition, in February 2000 IFX started offering free basic-level Internet access in 6 countries in Latin America through its newly-created Tutopia.com, Inc. subsidiary. IFX will continue to offer premium services to paying users.

     IFX offers subscribers complete Internet access in English, Spanish, and Portuguese, with a user-friendly and easy to install software. The software contains a set of popular Internet applications including electronic mail, World Wide Web access, File Transfer Protocol and Internet Relay Chat. Through its infrastructure of IFX owned subsidiaries and third-party providers, IFX's subscribers are able to access the Internet in thirteen countries in Latin America, and in many major cities in the United States via a local telephone call and with no roaming fees.

     Over the past year, IFX has established a regional presence by acquiring the stock or assets of established independent ISPs throughout Latin America. The Company hopes that it will attain economies of scale (as the number of subscribers increases, the costs and expenses per subscriber decrease) in selling, general and administrative costs, particularly in the areas of numbers of employees and salaries, operating leases, and marketing expenses. However, there can be no assurance that the Company will achieve these anticipated cost reductions. In addition to providing Internet access service, the Company hopes to expand its Latin American Internet offerings to include advertising, content and e-commerce. As of December 31, 1999, the Company had approximately 490 employees.

     During the quarter ended December 31, 1999 the Company completed the following acquisitions and investments:

Date                Acquisition                      Business        Country
----                -----------                      --------        -------
October 1999        Netspace, S.A. de C.V            ISP             Mexico
                    The Conex Group                  ISP             Brazil

-------------------------------------------------------------------------
November 1999   SISCO                             ISP           Mexico

-------------------------------------------------------------------------
December 1999   Panaweb Corporation               Web Design    Panama
                Networks Mexico S.A de C.V.       ISP           Mexico
                Zalhe Informatica, Ltda.          ISP           Brazil
                Nicanet S.A.                      ISP           Nicaragua
                Parmil S.A.                       ISP           Uruguay
------------------------------------------------------------------------


     Prior to July 1996, the primary business of IFX was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of its majority-owned U.K. subsidiary) to E.D.& F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate, for a purchase price consisting of cash earn-out payments based upon the sold business's profitability (as defined in the sale agreement) during the sixty-six months following the sale. Since July 1996, IFX's revenues have consisted primarily of earn-out payments from such asset sale, interest income and income from operations of the Company's former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. In June 1999, IFX divested its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million in cash and a note receivable, and a redeemable preference share entitling IFX to quarterly payments equal to approximately 31% of the net profits (as specifically defined) of IFX Ltd. through June 31, 2002.



LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 31, 1999, cash used by continuing and discontinued operations was approximately $2.4 million compared to cash provided by continuing and discontinued operations of $1.4 million for the same period in 1998. The majority of cash for the six months ended December 31, 1999, was used by the Company's continuing investments and general operating expenses in the Internet operations. In general, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits which are classified as cash equivalents. As of December 31, 1999, the Company held approximately $2.3 million in cash and cash equivalents. The Company expects to meet its operating cash flow requirements through funds generated by earn-out payments, operations, and debt and/or equity financings.

     For the six months ended December 31, 1999, cash used in investment activities was approximately $3.9 million compared to cash used in investment activities of $0.3 million for the same period in 1998. The increase was primarily due to the purchases of equipment and acquisitions.

     Stockholders' equity at December 31, 1999 was approximately $19.0 million as compared with $16.1 million at June 30, 1999.


RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED DECEMBER 1999 COMPARED TO 1998

     Revenues. In the three months and six months ended December 31, 1999, IFX derived $2,016,800 or 78%, and $2,927,400 or 77%, respectively of the total continuing revenues from subscriptions from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. With the current pricing plans, customers have several choices including unlimited local, unlimited pan-regional and limited local plans.

     In addition, in the three months and six months ended December 31, 1999, IFX derived $252,100 or 10%, and $431,500 or 11%, respectively of the total continuing revenues from full-time dedicated access connections to the Internet. Full-time dedicated lines offer small businesses direct and uninterrupted connections to the Internet without the need to dial any number.

     The remaining $329,100 or 12%, and $457,700 or 12% of the total continuing revenues for the three months and six months ended December 31, 1999 were derived from certain small business services which include web-hosting, web design, and other value-added services such as domain name registration, and from the sale of such items as modems and computer cameras related to promotions. IFX's web-hosting services allow a business or individual to post information on the World Wide Web through IFX's servers. IFX's Web design services offer Internet site development services for small businesses.

     Revenues for three months and six months ended December 31, 1998 from continuing operations are $0, since the Company had not yet been involved in the Internet business. Revenues for the period ended December 31, 1998 are shown in the income statement as discontinued operations.

     Costs of Revenues. IFX's cost of revenues include all the costs that are primarily related to the number of subscribers. The primary costs are the local Internet connection fees paid to the telecommunication companies in each country and the subscriber start-up expenses. The telecommunication expenses include the costs of providing its subscribers with local telephone dialing numbers to its POPs, the costs related to third-party POPs, and the costs of the connections of IFX's hubs to the Internet backbone. Start-up expenses include the cost of distributing the compact disk with its starter kit software. Cost of revenues were $1,471,300 and $0 for the three months ended December 31, 1999 and December 31, 1998, respectively; and were $2,547,900 and $0 for the six months ended December 31, 1999 and December 31, 1998, respectively.

     General and Administrative Expenses. General and administrative costs are primarily for salaries, legal, accounting and consulting fees, and advertising, market analysis, and trade show expenses related to the promotions of its ISP service. General and administrative expenses were $6,660,900 and $302,200 for the three months ended December 31, 1999 and December 31, 1998, respectively; and were $11,051,500 and $452,500 for the six months ended December 31, 1999 and December 31, 1998, respectively. The increase was primarily due to an increase in payroll and an increase in the marketing strategies including expanding sales and marketing efforts.

     IFX believes that it is necessary to purchase or install POPs in each major country in Latin America. As IFX continues with that expansion into new markets, both costs of sales and selling, general and administrative expenses will increase. IFX expects that these costs will have a short-term negative impact on its net income. In cities where the Company does not want to establish a presence, but wants its subscribers to have access to the Internet, it will use third-party POPs.

     Depreciation and amortization. Depreciation and amortization are related to the depreciation of fixed assets and the amortization of the acquired customer base from other ISPs. IFX depreciates its assets based on estimated useful lives that range from three to five years. IFX amortizes purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. This amortization has a negative effect on net income. Depreciation and amortization expense was $1,502,500 and $0 for the three months ended December 31, 1999 and December 31, 1998, and were $2,354,900 and $0 for the six months ended December 31, 1999 and December 31, 1998, respectively.

     The Company will continue to invest heavily in purchases of computer equipment, software and acquisitions in Latin America, which will increase its depreciation and amortization costs. These costs will have a short-term negative impact on net income, but the Company believes that these increased costs should be offset by anticipated increases in revenue attributable to overall subscriber growth and advertising. However, there can be no assurance that the Company will be able to build, increase or maintain its subscriber base in a given market to the extent necessary to generate sufficient revenues to offset these expenses.

     Other Income. Other income is mostly derived from investment in short-term government notes. Other income was $89,700 and $114,300 for the three months ended December 31, 1999 and December 31, 1998, respectively; and was $182,800 and $200,100 for the six months ended December 31, 1999 and December 31, 1998, respectively. The decreases were primarily due to a decrease in average cash balances available for investment.

     Other Income and Gains from Discontinued Operations. Earn out payments from the 1996 sale of its brokerage asset to E.D. & F. Man International, Inc., and from the 1999 sale of it's 50.1% interest in IFX Ltd. are shown as discontinued operations, net of expenses and taxes. In the three months ended December 31, 1999, the Company earned approximately $497,700 compared to $784,800 for the three months ended December 31, 1998. For the six months ended December 31, 1999 the Company earned $940,000 compared to $1,731,500 for the six months ended December 31, 1998. The decrease in income was due to lower profitability of the businesses sold. All the earn-out proceeds were invested in IFX's Internet operations.

     Income tax provision. For the three months ended December 31, 1999 and December 31, 1998, the Company recorded a tax benefit from its continuing operations of approximately $550,600 and $52,200, respectively. For the six months ended December 31, 1999, the Company recorded a tax benefit from its continuing operations of approximately $1,427,000 and for December 31, 1998 a tax provision of $6,800. The effective tax rate for the three months ended December 31, 1999 was 8.0% compared to 27.8% for the three months ended December 31, 1998. The effective tax rate for the six months ended December 31, 1999 was 11.9% compared to 2.7% for the six months ended December 31, 1998.

     Net income (loss) and income (loss) per share. As a result of the factors discussed above, IFX's loss from continuing operations for the three months ended December 31, 1999 was approximately $6.3 million, or $(0.74) per share, compared to a net loss of $0.1 million, or $(0.02) per share, for the three months ended December 31, 1998. Including discontinued operations, the Company recorded a net loss of $5.9 million, or $(0.68) per share, compared to a net income of $0.6 million, or $0.10 per share, for the three months ended December 31, 1998.

     IFX's loss from continuing operations for the six months ended December 31, 1999 was approximately $10.5 million, or $(1.31) per share, compared to a net loss of $0.3 million, or $(0.04) per share, for the six months ended December 31, 1998. Including discontinued operations, the Company recorded a net loss of $9.6 million, or $(1.19) per share, compared to a net income of $1.5 million, or $0.24 per share, for the six months ended December 31, 1998.


CREDIT AGREEMENTS

     In January 2000, the Company signed a four-year lease agreement with the Graham Group for 12,500 square feet of office space in Miami Lakes, Florida, to commence in January 2000. This lease provides for aggregate payments totaling approximately $1 million over the next 4 years.


YEAR 2000 COMPLIANCE

     The commonly referred to "Year 2000" problem relates to whether computer systems will properly recognize date sensitive information when the year changes from 1999 to 2000. Systems that do not properly recognize such information will generate wrong data and could fail. IFX has identified two main areas of Year 2000 risk:

     1. Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and

     2. Computer systems or embedded chips of third parties including, without limitation, financial institutions, suppliers, vendors, landlords, customers, international suppliers of telecommunications services and others, could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations. This risk is particularly acute in Latin America, where many older computer systems are still in use.

     Prior to entering the year 2000, the Company developed plans for implementing, testing and completing any necessary modifications to its key computer systems and equipment with embedded chips to help ensure that they were Year 2000 compliant. The costs of addressing Year 2000 issues has been minor to date, as most of our PC's, laptops, servers, routers and other computer equipment were found to be Year 2000 compliant. In addition, the Company identified and communicated with third-party entities with which it transacts significant business, including critical vendors and financial institutions, to determine their Year 2000 status and any probable impact on the Company. Our inquiries did not reveal any significant Year 2000 noncompliance issues affecting our material third parties.

     Now that we have entered the year 2000, we have tested our key computer systems and equipment and have confirmed that they appear to be Year 2000 compliant. To date, the Company has not experienced any material Year 2000 related disruptions or failures of our systems or services, nor has the Company been notified of any disruptions or failures in the systems of any of our third parties. There is an ongoing risk that Year 2000 related problems could still occur and the Company will continue to monitor and evaluate these risks; however, we believe that the Year 2000 problem should not pose any significant operational problems for us.

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

     In a matter related to the Company's discontinued operations, on December 28, 1998, John and Christina Blazina had previously filed an NFA arbitration against Index and others, alleging breach of fiduciary duty, fraud, breach of contract and negligence in the solicitation and trading of a series of managed accounts opened at Index in 1995. On November 30, 1999, after a two-day hearing in Washington DC, a three member arbitration panel ruled that the claimants' claim was filed outside the two-year limitation on actions contained in the NFA's Code of Arbitration and terminated the proceeding without any award against respondents.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          3.1   Spinway Media Network, Inc. Agreement

          27    Financial Data Schedule (EDGAR only)

          99.1  Risk Factors


     (B)  REPORTS ON FORM 8-K


     On October 21, 1999, IFX Corporation filed a Current Report on Form 8-K that contained certain exhibits with respect to its acquisition, through its wholly owned subsidiary Unete.com do Brasil S/C Ltda, of all the issued and outstanding ownership interests (quotas) of Conex Brasil S.A, W3 Informatica Ltda, K3 Informatica Ltda, and Conex Canoas Ltda., referred to collectively herein as the "Conex Group", for aggregate consideration (including commissions) of approximately $5.2 million, of which approximately $1.8 million was paid or is payable in cash, approximately $3.3 million was paid or is payable by issuing shares of the Company's common stock and assuming liabilities in the approximate amount of $0.1 million. The purchase was determined through arms' length negotiations with the sellers of the Conex Group, which are unrelated third parties with respect to the Company.

     On December 20, 1999, the Company filed on Form 8-K/A an amendment to the Form 8-K previously filed on October 21, 1999.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             IFX CORPORATION
                                        --------------------------
                                               (Registrant)



Dated:  February 14, 2000              By: /S/   JOEL EIDELSTEIN
                                           ------------------------
                                                 Joel Eidelstein
                                                 President



Dated:  February 14, 2000              By: /S/   JOSE LEIMAN
                                           ------------------------
                                                 Jose Leiman
                                            Chief Financial Officer