Form 10-Q/A
period 1999-12-31
IFX CORP
filed 2000-04-12
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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


The registrant hereby amends its previously filed Quarterly Report on Form 10-Q to add the following: Item 4, Submission of Matters to a Vote of Security Holders.

                       IFX CORPORATION AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART II - OTHER INFORMATION


Item 4 -  Submission of Matters to a Vote of Security Holders................ 1

Item 4.   Submission of Matters to a Vote of Security Holders

     On November 9, 1999, the Company held its 1999 annual meeting of stockholders, at which there were 6,840,715 shares, or approximately 88.9% of the shares entitled to vote, present or represented by proxy. At the annual meeting, the following matters were approved by more than the requisite number of stockholders:

     All of the persons nominated to become directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

                                              Votes Cast
                                                 For            Withheld
                                                 ---            --------
     Joel M. Eidelstein                        6,604,900         235,815
     Zalman Lekach                             6,604,900         235,815
     George A. Myers                           6,838,085           2,630
     Colleen M. Downes                         6,838,800           1,915
     Joseph M. Matalon                         6,838,800           1,915
     Burton J. Meyer                           6,604,434         236,281

     A proposal to approve an amendment to the Company's Restated Certificate of Incorporation to decrease the number of shares of common stock the Company is authorized to issue was approved, with 6,821,802 shares voted for and 17,107 shares voted against the proposal, and 1,806 shares abstaining.

     A proposal to approve an amendment to the Company's Restated Certificate of Incorporation to authorize the Board of Directors, in its discretion, to issue preferred stock of the Company in such series and with such preferences as the Board may designate was approved, with 5,283,347 shares voted for and 265,661 shares voted against the proposal, and 13,334 shares abstaining and 1,278,373 shares non-voted.

     A proposal to approve an amendment to the IFX Corporation 1998 Stock Option and Incentive Plan (the "Plan") to increase the number of shares of common stock available for issuance under the Plan was approved, with 5,282,889 shares voted for and 275,374 shares voted against the proposal, and 4,079 shares abstaining and 1,278,373 shares non-voted.

     A proposal to approve the IFX Corporation Directors Stock Option Plan was approved, with 5,274,134 shares voted for and 288,410 shares voted against the proposal, and 13,843 shares abstaining and 1,264,328 shares non-voted.

     A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company's fiscal year ending June 30, 2000 was approved, with 6,828,638 shares voted for and 1,046 shares voted against the proposal, and 11,031 shares abstaining.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 IFX CORPORATION
                                          -----------------------------
                                                  (Registrant)



Dated: April 11, 2000                  By: /s/ JOEL EIDELSTEIN
                                          -----------------------------
                                               Joel Eidelstein
                                               President



Dated: April 11, 2000                  By: /s/ JOSE LEIMAN
                                          -----------------------------
                                               Jose Leiman
                                               Chief Financial Officer