Form 10-Q
period 2000-03-31
IFX CORP
filed 2000-05-15
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to _________________

    Commission File # 0-15187


                                   IFX CORPORATION
    ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


    Delaware                                                      36-3399452
    ----------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification No.)


    707 Skokie Blvd Ste 580, Northbrook, Illinois                       60062
    ----------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)


                        (847) 412-9411
    ----------------------------------------------------------------------------
    (Registrant's telephone number, including area code)


    ----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

    As of March 31, 2000, the issuer had outstanding 12,926,924 shares of common stock, $.02 par value per share.

--------------------------------------------------------------------------------

                       IFX CORPORATION AND SUBSIDIARIES

                                                              Page
                                                              ----
PART I -  FINANCIAL INFORMATION


Item 1 -  Financial Statements


          Condensed consolidated balance sheets as of
          March 31, 2000 (Unaudited) and June 30, 1999           3

          Condensed consolidated statements of operations
          for the three months ended March 31, 2000
          (Unaudited) and 1999 (Unaudited), and for
          the nine months ended March 31, 2000
          (Unaudited) and 1999 (Unaudited)                       4

          Condensed consolidated statements of cash flows
          for the nine months ended March 31, 2000
          (Unaudited) and 1999 (Unaudited)                       5

          Notes to condensed consolidated financial
          statements                                             6


Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          for the Period Ended March 31, 2000                   11


Item 3 -  Quantitative and Qualitative Disclosures
          about Market Risk                                     17


PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings                                     18


Item 5 -  Related Party Transaction                             18


Item 6 -  Exhibits and reports on form 8-K                      18


(A)  Exhibits
     Exhibit    27  Financial Data Schedule (EDGAR only)
     Exhibit  99.1  Risk Factors

--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

                        IFX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

Item 1--Financial Statements

     Certain information in the financial statements presented below, except for net income and basic net income per share, differs from amounts previously reported due to the reclassification of certain revenues and operating expenses to discontinued operations, reflecting the disposition of the Company's trading business.

                                                              March 31,       June 30,
                                                                2000            1999
                          ASSETS                             (Unaudited)
                                                             -----------     -----------
CURRENT ASSETS:
 Cash and cash equivalents.................................  $14,080,800     $ 5,482,800
 Receivables, net of allowance for doubtful accounts of
  $724,800 and $80,100, at March 31, 2000 and June 30, 1999
  respectively.............................................    1,263,500         458,300
 Deferred income taxes.....................................      458 000              --
 Net assets (liabilities) of discontinued operations.......     (242,600)      3,726,900
                                                             -----------     -----------
   Total current assets....................................   15,559,700       9,668,000
                                                             -----------     -----------
PROPERTY AND EQUIPMENT:
 Equipment, furniture and leasehold improvements...........    6,600,200       2,253,500
 Assets under capital lease................................    6,179,100              --
                                                             -----------     -----------
                                                              12,779,300       2,253,500
 Less: accumulated depreciation and amortization...........   (2,113,600)       (369,300)
                                                             -----------     -----------
   Total property and equipment, net.......................   10,665,700       1,884,200
                                                             -----------     -----------
OTHER ASSETS:
 Acquired customer base, net of amortization of $3,319,600
   and $155,500, respectively..............................   17,036,100       2,686,600
 Investment in Yupi Internet Inc...........................    2,565,500       3,113,500
 Investments in and advances to affiliates.................       94,300         241,500
 Notes receivable..........................................      620,000         612,500
 Deferred income taxes.....................................    1,270,600              --
 Foreign taxes recoverable.................................      799,700
 Capitalized software, net.................................    2,378,500              --
 Other assets..............................................    2,035,500         655,200
                                                             -----------     -----------
   Total other assets......................................   26,800,200       7,309,300
                                                             -----------     -----------
TOTAL ASSETS...............................................  $53,025,600     $18,861,500
                                                             ===========     ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses.....................  $ 9,967,500     $ 2,447,200
 Accrued liabilities for acquisitions......................    3,743,000              --
 Deferred revenues.........................................       90,700              --
 Deferred lease credits....................................       35,300              --
 Capital lease obligation..................................      802,400              --
                                                             -----------     -----------
   Total current liabilities...............................  $14,638,900       2,447,200
                                                             -----------     -----------
LONG-TERM LIABILITIES:
 Deferred gain on sale of investment.......................    2,551,900              --
 Notes payable.............................................      451,700         316,900
 Deferred lease credits....................................      105,700              --
 Capital lease obligation..................................    5,832,800              --
                                                             -----------     -----------
   Total long-term liabilities.............................    8,942,100         316,900
                                                             -----------     -----------
TOTAL LIABILITIES..........................................   23,581,000       2,764,100
                                                             -----------     -----------
ADVANCE ON SALE OF SUBSIDIARY COMMON STOCK.................    5,572,500              --
                                                             -----------     -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.02 par value; 50,000,000 shares
  authorized, 12,926,924 and 6,830,240 shares issued
  and outstanding, respectively............................      258,500         136,600
  Paid-in capital..........................................   51,524,800      11,299,100
  (Accumulated deficit) Retained earnings..................  (15,737,400)      4,817,200
  Accumulated other comprehensive income (loss)............      456,700         (26,000)
 Deferred compensation.....................................  (12,630,500)       (129,500)
                                                             -----------     -----------
TOTAL STOCKHOLDERS' EQUITY.................................   23,872,100      16,097,400
                                                             -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $53,025,600     $18,861,500
                                                             ===========     ===========

  The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

                        IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                               Three Months Ended                     Nine Months Ended
                                                                    March 31,                             March 31,
------------------------------------------------------------------------------------------------------------------------------
                                                               2000               1999             2000            1999
                                                            (Unaudited)        (Unaudited)      (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Dial Up............................................... $  2,076,900       $        --     $  5,004,300      $       --
    Dedicated.............................................    1,066,100                --        1,497,600              --
    Hosting and Design Web Services.......................      125,200                --          293,100              --
    Other.................................................        1,000                --          290,800              --
                                                           ------------       -----------     ------------      ----------
    Total revenues........................................    3,269,200                --        7,085,800               --

 Cost and expenses:
    Cost of revenues......................................    2,385,600                --        4,933,500              --
    General and administrative............................    5,359,200           647,800       12,725,600       1,100,300
    Depreciation and amortization.........................    2,262,600                --        4,617,500              --
    Sales and Marketing...................................    4,668,900                          6,713,500
    Stock Compensation....................................    2,289,500                          3,930,000
                                                           ------------       -----------     ------------       ----------
    Total operating expenses..............................   16,965,800           647,800       32,920,100        1,100,300

  Operating loss from
    Continuing operations.................................  (13,696,600)         (647,800)     (25,834,300)      (1,100,300)

  Other income (expense):
    Interest income.......................................       83,800           100,300          233,900         283,700
    Income (Loss) on operations of
      equity investee.....................................       (6,400)               --          (41,900)          6,700
    Gain on sale of investment, related party.............    1,900,000                --        1,900,000              --
    Other.................................................      (43,700)            8,900           24,500          18,900
                                                           ------------       -----------     ------------       ----------
    Total other income....................................    1,933,700           109,200        2,116,500         309,300

  Loss from continuing operations
    before income taxes...................................  (11,762,900)         (538,600)     (23,717,800)       (791,000)

  (Provision)/Benefit from income tax.....................      301,600            (3,400)       1,728,600         (10,200)
                                                           ------------       -----------     ------------       ----------
  Loss from continuing operations.........................  (11,461,300)         (542,000)     (21,989,200)       (801,200)
  Income from discontinued
    operations, net of taxes..............................      494,600         1,036,000        1,434,600       2,767,500
                                                           ------------       -----------     ------------      ----------
  Net income (loss)....................................... $(10,966,700)      $   494,000     $(20,554,600)     $1,966,300
                                                           ============       ===========     ============      ==========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Loss from continuing operations......................... $      (1.01)      $     (0.08)     $     (2.41)     $    (0.12)
  Income from discontinued operations..................... $       0.04       $      0.15      $      0.16      $     0.43
                                                           ------------       -----------      -----------      ----------
Net income (loss)......................................... $      (0.97)      $      0.07      $     (2.25)     $     0.31
                                                           ============       ===========      ===========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted.......................................   11,315,382         6,655,539        9,121,522       6,390,950
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
                                                                        Page 4

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                     -------------------------------
                                                                         2000                1999
                                                                     -------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)..............................................    $(20,554,600)        $1,966,300

  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
  Depreciation...................................................       1,453,400                  -
  Amortization...................................................       3,164,100                  -
  Deferred taxes.................................................      (1,728,600)           833,300
  Bad debt expense...............................................         644,700                  -
  Compensation associated with stock options.....................       3,930,000                  -
  Loss on operations of equity investee..........................          41,900                  -

  Changes in operating asset and liabilities:
    Receivables..................................................        (856,900)           (32,800)
    Foreign taxes recoverable....................................        (799,700)                  -
    Other assets.................................................      (1,196,300)          (122,800)
    Due to/from affiliates.......................................        (112,500)            (5,100)
    Deferred revenues............................................          90,700                  -
    Deferred lease credits.......................................         141,000
    Accounts payable and accrued expenses........................       6,338,700            245,200

  Change in net assets from discontinued operations..............       3,969,500          1,734,500
                                                                     ------------         ----------
Cash provided (used) by operating activities.....................      (5,474,600)         4,618,600
                                                                     ------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of investment in Yupi Internet Inc...........         548,000           (113,500)
    Acquisitions, primarily customer base........................      (1,927,500)
    (Increase) decrease in investments in and
      advances to affiliates.....................................         105,300           (229,800)
    Increase (decrease) in notes receivable......................          (7,500)             3,700
    Purchase of PP&E.............................................      (2,504,100)          (342,700)
    Purchase of capitalized software.............................      (1,878,500)                 -
                                                                     ------------         ----------
  Cash used in investing activities..............................      (3,112,400)          (682,300)
                                                                     ------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable..................................         111,900                  -
    Payments of capital lease obligation.........................         (43,900)                 -
    Issuance of common stock.....................................      11,061,900          1,000,000
    ADVANCE ON SALE OF SUBSIDIARY COMMON STOCK...................       5,572,500                  -
                                                                     ------------         ----------
  Cash provided by financing activities..........................      16,702,400          1,000,000
                                                                     ------------         ----------

Effect of exchange rate changes on cash..........................         482,600                  -
                                                                     ------------         ----------
Increase (decrease) in cash and cash equivalents.................       8,598,000          4,936,300
                                                                     ------------         ----------
Cash and cash equivalents, beginning of period...................       5,482,800          5,633,200
                                                                     ------------         ----------
Cash and cash equivalents, end of period.........................    $ 14,080,800         10,569,500
                                                                     ============         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes...................................               -         $  250,000
                                                                     ============         ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES DISCLOSURE:
    Value of stock issued in conjunction with acquisitions.......    $ 12,854,500                  -
                                                                     ============         ==========
    Acquisition of equipment and software through assumption of
      capital lease obligations..................................    $  6,679,100                  -
                                                                     ============         ==========

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

                       IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

  The condensed consolidated financial statements include the accounts of IFX Corporation and its majority-owned subsidiaries for which it has a controlling financial interest. All material intercompany accounts and transactions, including those related to the Company's former subsidiaries, are eliminated in consolidation.

  These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. The balance sheet at June 30, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's financial statements on Form 10-K for the year ended June 30, 1999.


NOTE 2. DISCONTINUED OPERATIONS

  IFX Ltd. In June 1999, IFX divested itself of its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits, as specifically defined, of IFX Ltd. through June 30, 2002. Following the sale of IFX Ltd., IFX decided not to invest the sales proceeds in the trading business and, instead, decided to continue to develop businesses in the Internet industry in Latin America. Accordingly, the Company has accounted for this disposal, and the disposal of operations related to the same business segment made in prior years, as noted below, as discontinued operations.

  FX Chicago Brokerage Accounts. On May 31, 1996, an agreement was reached to sell, transfer and assign to E.D. & F Man International Inc. ("MINC") substantially all of the brokerage accounts maintained by FX Chicago, Inc. (formerly Index Futures Group, Inc., or "Index"), together with all positions, securities and other assets held in or for such accounts and other agreed-upon assets used in the conduct of the brokerage activities. MINC is a unit of E.D.&
F. Man Group, plc, a London-based international trading and finance conglomerate. This sale was completed as of July 1, 1996. During 1997, Index ceased being a clearing member at all exchanges, and ceased being a registered futures commission merchant.

  The purchase price payable by MINC in connection with this transaction is based on a percentage of the net income (as defined in the sales agreement) of the transferred activities during the ninety-nine month period following the sale. Because the purchase price is contingent upon the future earnings of the customer accounts sold, none of which is guaranteed, income is recognized as earned beginning in fiscal year 1997, over the five and one-half years after the date of the sale. The sales contract required Lee S. Casty to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price was to be paid to Lee S. Casty. Mr. Casty irrevocably transferred his right to receive payments under such agreement to the Company. Accordingly, a portion of the purchase price which would otherwise have been received by Lee S. Casty is being included in revenue by the Company.

  In addition, in conjunction with the sale, the Company issued a limited indemnification agreement to MINC. The agreement covers potential customer claims arising from activity prior to the sale.

--------------------------------------------------------------------------------

     The following table summarizes financial information related to the discontinued trading business of IFX Ltd. and FX Chicago:

                                                       Three Months Ended        Nine Months Ended
                                                           March 31,                 March 31,
                                                     ----------------------   -----------------------
                                                        2000        1999         2000         1999
                                                     ---------   ----------   ----------   ----------
Total revenues.....................................  $ 801,900   $2,765,300   $2,333,300   $8,430,300
                                                     =========   ==========   ==========   ==========

Income from discontinued
  operations before income taxes...................   $761,000   $1,593,800   $2,207,100   $4,218,600

Income tax provision on discontinued operation.....   (266,400)    (557,800)    (772,500)  (1,451,100)
                                                     ---------   ----------   ----------   ----------
Income from discontinued operations, net of taxes..  $ 494,600   $1,036,000   $1,434,600   $2,767,500
                                                     =========   ==========   ==========   ==========

     The information set forth in the remaining Notes to the Financial Statements relates to continuing operations unless otherwise specified.


NOTE 3.  RECENT DEVELOPMENTS AND ACQUISITIONS

Developments
------------

     Tutopia.com and Free Internet Access. On January 3, 2000, IFX announced that it would offer a class of service featuring free Internet access in Latin America. The free access offering is provided by Tutopia.com, Inc., a subsidiary of IFX, and currently covers 9 countries: Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Mexico, Panama and Venezuela. Tutopia.com became the first company to offer free Internet access in Latin America on a pan-regional basis. IFX will also continue to offer fee-based premium and business service.

     Tutopia.com Inc. is a combination content / free access provider that offers users throughout the region free Internet access services and a default destination to the Tutopia portal site when the users first log on to use the Internet. The Tutopia portal has been developed to offer Internet users localized information about select major cities in Latin America. Through the end of April 2000, Tutopia.com raised approximately $5.5 million through a private placement. Tutopia intends to use the proceeds to expand its content development team, assemble an advertising-space sales force, cover customer support expenses, invest in marketing and compact disc distribution, and pay for Internet connectivity, which Tutopia will purchase on a wholesale basis from IFX. IFX provides certain technical and administrative support to Tutopia.

     Yupi Internet, Inc. On January 18, 2000, Yupi Internet, Inc. ("Yupi") filed a Form S-1 for the registration of its initial public offering of approximately 7,000,000 shares at a price range of $13 to $15. IFX currently holds a minority interest in Yupi that it purchased in 1999 for approximately $3.1 million in exchange for convertible preferred stock, common stock and the right to acquire up to 25,901 shares of the common stock of Yupi at a predetermined price.

     Spinway Media Network, Inc. On January 24, 2000, Tutopia.com, Inc. entered into an agreement (the "Spinway Agreement") with Spinway Media Network, Inc. ("Spinway") providing Tutopia with the use of Spinway's persistant-ad box technology. A copy of the Spinway Agreement was filed as an exhibit in the prior Form 10Q.

--------------------------------------------------------------------------------

     Facilito, Inc. In March 2000, IFX and The Intcomex Group ("Intcomex") launched Facilito.com, a multi-category Internet e-tailer in Mexico. By leveraging off the in-country distribution and logistics infrastructure and fulfillment capabilities of its strategic partner, Intcomex, as well as the on-line audience and Internet related assets in the Latin American Internet space of IFX, Facilito.com should be able to target and serve the growing Internet audience in Latin America. Intcomex is a privately-held company controlled by affiliates of Michael Shalom.

     Graham Group. In January 2000, the Company signed a four-year lease agreement with the Graham Group for 12,500 square feet of office space in Miami Lakes, Florida, to commence in January 2000. This lease provides for aggregate payments totaling approximately $1.1 million over the next four years.

     Haworth Capital. In January 2000 IFX entered into a leasing agreement with De Lage Landen Financial Services, a division of Haworth Capital. The agreement provided IFX the financing for approximately $200,000 in office furniture.


Acquisitions
------------

     Openway, Ltda. On January 3, 2000, IFX purchased substantially all of the assets of Openway Ltda., a Colombian Internet Service Provider. Openway provides dial-up, web design and web hosting services to consumers and corporations in Bogota, Colombia.

     Brasilnet Comunicacoes S.A. On January 21, 2000, IFX purchased the shares of Brasilnet Comunicacoes S.A. ("Brasilnet"), a Brazilian Internet Service Provider. Brasilnet provides dial-up access, web design and web hosting services to consumers in Joinville, Itajai, Blumenau, Criciuma and Florianopolis, Brazil.

     For the acquisitions during the third quarter of fiscal 2000, the total purchase prices were approximately $2.12 million, of which none was paid or will be paid in cash, approximately $2.0 million was paid or will be paid by issuing approximately 99,146 shares of the Company's common stock and by assuming liabilities of approximately $0.12 million. The total cash acquired in those acquisitions was approximately $22,000. Each of the acquisitions was accounted for under the purchase method of accounting. The purchase price in excess of the net tangible assets aggregated approximately $1,786,800 and was allocated to Acquired Customer Base. This allocation is preliminary and is subject to finalization of the Company's valuation analysis. The Acquired Customer Base is being amortized using the straight-line method over an estimated life of 3 years. The consolidated financial statements include the accounts of these acquisitions since the date of purchase.

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

     The pro forma data does not give effect to acquisitions completed subsequent to March 31, 2000.

--------------------------------------------------------------------------------

                                                    Nine Months Ended
                                                         March 31,
                                                -------------------------
                                                    2000          1999
                                                ------------   ----------
                                                       (Unaudited)

Total revenues............................       $  8,463,400   $3,020,400
Net income (loss).........................        (18,917,000)     220,500
Basic and diluted net income (loss) per
  common share............................       $      (2.07)  $      .03



NOTE 5. SUBSEQUENT EVENTS

     Accelerated Payments to Consultants. IFX has several consulting agreements in place with service providers in Latin America. These consultants have helped IFX build its network and expand its services in the region. Consulting Agreements with certain of the consultants required the issuance by IFX of IFX stock depending on the growth of IFX users. During April 2000 IFX fixed certain contingent amounts and accelerated certain payments to those consultants by issuing 325,963 shares of IFX common stock with an approximate value of $9.3 million.

     Secured Promissory Note to Lucent Technologies. In April 2000, IFX received $2,691,000 from Lucent Technologies to finance Lucent equipment that IFX had acquired in Brazil. The amount advanced is pursuant to the existing $10 million credit line that IFX has established with Lucent and will be repaid in 30 equal monthly installments of principal and interest beginning on the first day of the sixth month following the date of the first scheduled interest payment.


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

     Selected unaudited financial information for the three months ended March 31, 2000 by segment is presented below:

                      United       Brazil     Chile      Mexico  Venezuela       Other       Total
                      States
--------------------------------------------------------------------------------------------------
Revenues              4,900    1,435,300    409,400    537,700    391,400     490,500    3,269,200
--------------------------------------------------------------------------------------------------
Income (loss)
from continuing
operations
before taxes     (2,343,200)  (1,647,100)  (250,100)  (495,600)   (50,200) (1,872,900) (11,762,900)
--------------------------------------------------------------------------------------------------

     Selected unaudited financial information for the nine months ended March 31, 2000 by segment is presented below:

------------------------------------------------------------------------------
                                                                        Page 9

                    United     Brazil       Chile      Mexico   Venezuela      Other         Total
                    States
----------------------------------------------------------------------------------------------------
Revenues            4,900    2,443,300    1,215,100  1,227,500  1,124,500    1,070,500     7,085,800
----------------------------------------------------------------------------------------------------
Loss from
continuing
operations
before taxes  (15,233,100)  (2,185,500)  (1,478,100)  (832,300)  (518,200)  (3,470,600)  (23,717,800)
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

NOTE 9.  Deferred Lease Credit

     Deferred lease credits are amortized on a straight-line basis primarily over the life of the applicable lease. In January 2000, IFX received $147,000 from Compaq Computers ("Compaq") in order for IFX to assume Compaq's property lease in Miami Lakes. That amount will be amortized over the remainder of the four year lease that IFX assumed.


NOTE 10.  Stockholders' Equity

     International Technology Investments, LC. On March 29, 2000, International Technology Investments, LC ("ITI"), exercised its remaining 1,500,000 options to acquire IFX common stock at $2.00 per share for a total of $3.0 million. In addition, ITI paid the outstanding note payable of $4.95 million from the options that it had exercised in the prior quarter. This brings the total number of shares held by ITI to 6,000,000. ITI is controlled by Michael Shalom, CEO of IFX.

NOTE 11.  Related Party Transaction

    In February 2000, IFX entered into a Stock Purchase Agreement ("agreement") with Lee Casty, a more than five percent holder of IFX common stock. The agreement is for the sale to Mr. Casty of a certain number shares of Yupi Internet, Inc. ("Yupi") Preferred Stock owned by IFX. The sale proceeds of $5,000,000 will be used for the Company's working capital. The exact number of Yupi preferred shares to be transferred by IFX to Mr. Casty will be fixed upon the initial public offering of Yupi shares, or, in the absence of a Yupi public offering, then upon the occurrence of certain other valuation events. In no event will the valuation event extend beyond twelve months plus one day from the initial sale transaction. The Company recorded a gain of $7.9 million and deferred gain of $2.6 million in connection with the sale. The gain recognized represents the minimum amount the Company expects to realize on this transaction.

NOTE 12.  Accrued Liabilities on Acquisitions

     On most of IFX's acquisitions, the Company pays a certain amount at the closing ("first payment") and another amount 60 to 360 days after closing ("second payment"). The amounts owed by IFX to the ISP's it has acquired are classified as accrued liabilities on acquisitions. As of March 31, 2000, IFX had accrued liabilities on acquisition of approximately $3.8 million of which approximately $2.8 million is due in IFX common stock and approximately $1.0 million is due in cash.

NOTE 13.  Foreign Taxes Recoverable

     In general, IFX's foreign subsidiaries pay a Foreign Value Added Tax ("VAT") on their purchases. The foreign taxes recoverable is the difference between what IFX has paid in VAT Taxes and what it has collected in VAT from it's customers. At March 31, 2000, IFX had a net difference of approximately $0.8 million which was classified as Foreign Taxes Recoverable.
--------------------------------------------------------------------------------

ITEM 2


     Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended March 31, 2000.

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


GENERAL

     IFX is a leading provider of Internet connectivity and value-added services in Latin America. It operates two brands:

          . Unete.com. Under the Unete.com brand IFX is focused on serving small and medium sized businesses in Latin America with the following services: dial-up connection, dedicated lines, web hosting, web design and co-location. The countries in which IFX provide services are:
          Argentina, Brazil, Bolivia, Chile, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Uruguay and Venezuela. Users under the Unete network, can connect in any of the 14 countries IFX serves and in many major cities in the United States via a local telephone call and with no roaming fees.

          . Tutopia.com. In January 2000, IFX launched Tutopia.com, a free Internet access business and web portal with local content. Tutopia offers individual users free access to the Internet while providing advertisers with an online direct marketing tool. The free Internet access is offered to users in Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Mexico, Panama and Venezuela. In addition, Tutopia.com serves as a web portal for some of the major cities were viewers can obtain local information such as news, restaurants, movies and weather of their local city. Through the end of April 2000, approximately 600,000 users have registered for free Internet access with Tutopia.com.

--------------------------------------------------------------------------------

     Historical Background

     IFX was incorporated in Illinois in July 1985. IFX changed its state of incorporation to Delaware in May 1995. Prior to July 1996, IFX's primary business was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of our majority-owned U.K. subsidiary) to MINC E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London based international trading and finance conglomerate, for a purchase price consisting of cash earn-out payments based upon the sold business's profitability (as defined in the sale agreement) of a decreasing percentage during the ninety-nine months following the sale. Since July 1996 and up until September 1999, IFX's revenues have consisted primarily of earn-out payments from the asset sale, interest income and income from operations of our former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority.

     In November 1998, IFX decided to pursue the Internet service markets in Latin America. At that time, IFX entered into an agreement with International Technology Investments to pursue the Internet market. The Company then opened offices in Florida and started recruiting new management and operational teams.

     In June 1999, IFX sold its 50.1% interest in IFX Ltd., the only remaining business that was not related to the Internet, in exchange for approximately $2.45 million in cash and a note receivable, and a redeemable preference share entitling us to quarterly payments equal to approximately 30% of the net profits (as specifically defined) of IFX Ltd. through June 30, 2002.

     IFX acquired its first ISP in April 1999 in Mexico. Since that date, IFX has acquired 25 ISPs and has started 4 Internet operations in Latin America, has made 2 strategic investments in Internet businesses (Yupi and E-Pagos) and has started additional businesses through joint ventures (Facilito.com and Commtouch.)

     Discontinued Operations

     Due to the discontinued operations, our primary source of revenues changed from trading revenues and foreign exchange operations to subscriber fees from Internet operations. Our revenues from Fiscal Years 2000, 1999, 1999 and 1997 related to discontinued operations are shown as "Income from Discontinued Operations, net of income taxes." The revenues from IFX's acquisitions are accounted from the date of purchase.

--------------------------------------------------------------------------------

    Due to the discontinued operations, our expenses changed from consisting mostly of interest, commissions and other related brokerage costs to local dial-up lines, local Internet connections, and depreciation and amortization expenses. The expenses from ISP acquisitions are accounted from the date of purchase.

    As of March 31, 2000, the Company had approximately 560 employees.


LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended March 31, 2000, cash used by continuing and discontinued operations was approximately $2.9 million compared to cash provided by continuing and discontinued operations of $4.6 million for the same period in 1999. The majority of cash for the nine months ended March 31, 2000, was used by the Company's continuing investments and general operating expenses in the Internet operations. In general, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits which are classified as cash equivalents. As of March 31, 2000, the Company held approximately $14.1 million in cash and cash equivalents. The Company expects to meet its operating cash flow requirements through funds generated by earn-out payments, operations, and debt and/or equity financings.

    For the nine months ended March 31, 2000, cash used in investment activities was approximately $5.7 million compared to cash used in investment activities of $0.7 million for the same period in 1999. The increase was primarily due to the purchases of equipment, and acquisitions and software implementations.

    During the quarter, IFX received approximately $7.95 million from ITI as part of its agreement with IFX. In addition, Tutopia.com received approximately $5.0 million from a private placement which commenced during January 2000.

    Stockholders' equity at March 31, 2000 was approximately $23.9 million as compared with $16.1 million at June 30, 1999.


    RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED MARCH 1999 COMPARED TO 1999

    Revenues. In the three months and nine months ended March 31, 2000, IFX derived $2.1 million or 64%, and $5.0 million or 71%, respectively of the total continuing revenues from subscriptions from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. With the current pricing plans, customers have several choices including unlimited local, unlimited pan-regional and limited local plans.

    In addition, in the three months and nine months ended March 31, 2000, IFX derived $1.1 million or 33%, and $1.5 million or 21%, respectively of the total continuing revenues from full-time dedicated access connections to the Internet. Full-time dedicated lines offer small businesses direct and uninterrupted connections to the Internet without the need to dial any number.

    The remaining $0.1 million or 3%, and $0.6 million or 8% of the total continuing revenues for the three months and nine months ended March 31, 2000 were derived from certain small business services which include web-hosting, web design, and other value-added services such as domain name registration, and from the sale of such items as modems and computer cameras related to promotions. IFX's web-hosting services allow a business or individual to post information on the World Wide Web through IFX's servers. IFX's Web design services offer Internet site development services for small businesses.

    Revenues for three months and nine months ended March 31, 1999 from continuing operations are $0, since the Company had not yet been involved in the Internet business. Revenues for the period ended March 31, 1999 are shown in the income statement as discontinued operations.

    Costs of Revenues. IFX's cost of revenues include all the costs that are primarily related to the number of subscribers. The primary costs are the local Internet connection fees paid to the telecommunication companies in each country and the subscriber start-up expenses. The telecommunication expenses include the costs of providing its subscribers with local telephone dialing numbers to its POPs, the costs related to third-party POPs, and the costs of the connections

--------------------------------------------------------------------------------
of IFX's hubs to the Internet backbone. Start-up expenses include the cost of distributing the compact disk with its starter kit software. Cost of revenues were $2.4 million and $0 for the three months ended March 31, 2000 and March 31, 1999, respectively; and were $4.9 million and $0 for the nine months ended March 31, 2000 and March 31, 1999, respectively.

    General and Administrative Expenses. General and administrative costs are primarily for salaries, legal, accounting and consulting fees, General and administrative expenses were $5.4 million and $0.1 million for the three months ended March 31, 2000 and March 31, 1999, respectively; and were $12.7 million and $1.1 million for the nine months ended March 31, 2000 and March 31, 1999, respectively. The increase was primarily due to an increase in payroll.

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

    Depreciation and amortization. Depreciation and amortization is related to property and equipment, software and acquired customer base. IFX depreciates its fixed assets based on estimated useful lives that range from three to five years. IFX amortizes purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. This amortization has a negative effect on net income. Depreciation and amortization expense was $2.3 milion and $0 for the three months ended March 31, 2000 and March 31, 1999, and were $4.6 million and $0 for the nine months ended March 31, 2000 and March 31, 1999, respectively.

    The Company will continue to invest heavily in purchases of computer equipment and software which will increase its depreciation and amortization costs. These costs will have a short-term negative impact on net income, but the Company believes that these increased costs should be offset by anticipated increases in revenue attributable to overall subscriber growth and advertising. However, there can be no assurance that the Company will be able to build, increase or maintain its subscriber base in a given market to the extent necessary to generate sufficient revenues to offset these expenses.

    Sales and Marketing. Sales and marketing costs are primarily for advertising, market analysis, trade show expenses and sales related expenses of our ISP service. Sales and marketing expenses were $4.7 million and $0 for the three months ended March 31, 2000 and March 31, 1999, respectively; and were $6.7 million and $0 for the nine months ended March 31, 2000 and March 31, 1999, respectively. The increase was primarily due to an increase in launch of the Tutopia.com free ISP and the increase in payroll of IFX's sales team.

    Deferred Stock Compensation. Deferred stock compensation is primarily expenses related to stock options issued below market price. Deferred stock compensation was $2.3 million and $0 for the three months ended March 31, 2000 and March 31, 1999, respectively; and were $3.9 million and $0 for the nine months ended March 31, 2000 and March 31, 1999, respectively. The increase was primarily due to an increase in options awarded to new and existing employees.

    Other Income. Other income is mostly derived from investment in short-term government notes. Other income was $0.03 million and $0.1 million for the three months ended March 31, 2000 and March 31, 1999, respectively; and was $0.2 million and $0.3 million for the nine months ended March 31, 2000 and March 31, 1999, respectively. The decreases were primarily due to a decrease in average cash balances available for investment.

    Gain on Investment. Gain on investment was derived from the sale of 500,000 preferred shares of Yupi Internet, Inc. to Mr. Lee Casty. The company recorded a gain of $1.9 million and a deferred gain of $2.6 million on the sale.

    Other Income and Gains from Discontinued Operations. Earn out payments from the 1996 sale of its brokerage asset to MINE E.D. & F. Man International, Inc., and from the 1999 sale of its 50.1% interest in IFX Ltd. are shown as discontinued operations, net of expenses and taxes. In the three months ended March 31, 2000, the Company earned approximately $0.5 million compared to $1.0 million for the three months ended March 31, 1999. For the nine months ended March 31, 2000
--------------------------------------------------------------------------------
the Company earned $1.4 million compared to $2.8 million for the nine months ended March 31, 1999. The decrease in income was due to lower profitability of the businesses sold. All the earn-out proceeds were invested in IFX's Internet operations.

    Income tax provision. For the three months ended March 31, 2000 and March 31, 1999, the Company recorded a tax benefit from its continuing operations of approximately $0.3 million and a tax provision of $0.01 million, respectively. For the nine months ended March 31, 2000, the Company recorded a tax benefit from its continuing operations of approximately $1.7 million and for March 31, 1999 a tax provision of $0.01 million. The effective tax rate for the three months ended March 31, 2000 was 3.2% compared to 1.0% for the three months ended March 31, 1999. The effective tax rate for the nine months ended March 31, 2000 was 8.1% compared to 1.3% for the nine months ended March 31, 1999.

    Net income (loss) and income (loss) per share. As a result of the factors discussed above, IFX's loss from continuing operations for the three months ended March 31, 2000 was approximately $11.5 million, or $(1.01) per share, compared to a net loss of $0.5 million, or $(0.08) per share, for the three months ended March 31, 1999. Including discontinued operations, the Company recorded a net loss of $11.0 million, or $(0.97) per share, compared to a net income of $0.5 million, or $0.07 per share, for the three months ended March 31, 1999.

    IFX's loss from continuing operations for the nine months ended March 31, 1999 was approximately $22.0 million, or $(2.41) per share, compared to a net loss of $0.8 million, or $(0.12) per share, for the nine months ended March 31, 1999. Including discontinued operations, the Company recorded a net loss of $20.6 million, or $(2.25) per share, compared to a net income of $2.0 million, or $0.31 per share, for the nine months ended March 31, 1999.

CREDIT AGREEMENTS

    Graham Group. In January 2000, the Company signed a four-year lease agreement with the Graham Group for 12,500 square feet of office space in Miami Lakes, Florida, to commence in January 2000. This lease provides for aggregate payments totaling approximately $1.1 million over the next 4 years.

    Lucent Technologies. During the quarter, IFX increased its credit line with Lucent Technologies from $2.7 million to $5.6 million. With this increase in the credit line, IFX increased the capacity of its network throughout the region.

    IBM Credit Corporation. In March 2000, IFX entered into a leasing agreement with IBM Credit Corporation. The agreement provided IFX the financing for approximately $365,000 worth of IBM equipment.

    Haworth Capital. In January 2000, IFX entered into a leasing agreement with De Lage Landen Financial Services, a division of Haworth Capital. The agreement provided IFX the financing for approximately $200,000 in office furniture.


Year 2000 Readiness

    In the prior year, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its assessment and testing of systems. As a result of those planning and assessment efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. To date, Year 2000 compliance costs have not been material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

    If it comes to our attention that there are any Year 2000 problems with our service or that some of our third-party hardware and software used in our internal systems are not Year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to

--------------------------------------------------------------------------------
quickly respond to the problem. At the present time, however, we do not anticipate incurring additional material costs related to Year 2000 compliance.

--------------------------------------------------------------------------------

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

    The Company's continuing operations are focused primarily in Latin America, subjecting the Company to certain political, currency, economic and commercial risks and uncertainty not typically found in the U.S. The Company's exposure to market risk is directly related to its role as a Latin American ISP. The Company's primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's assets, liabilities and/or equity. When the Company operates in a foreign country, the value of the local currency will probably fluctuate, especially in Latin America. This fluctuation can cause the Company to gain or lose on the conversion to US Dollars.

--------------------------------------------------------------------------------

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

ITEM 5 - OTHER INFORMATION

Related Party Transaction
-------------------------

    In February 2000, IFX entered into a Stock Purchase Agreement ("agreement") with Lee Casty, a more than five percent holder of IFX common stock. The agreement is for the sale to Mr. Casty of a certain number shares of Yupi Internet, Inc. ("Yupi") Preferred Stock owned by IFX. The sale proceeds of $5,000,000 will be used for the Company's working capital. The exact number of Yupi preferred shares to be transferred by IFX to Mr. Casty will be fixed upon the initial public offering of Yupi shares, or, in the absence of a Yupi public offering, then upon the occurrence of certain other valuation events. In no event will the valuation event extend beyond twelve months plus one day from the initial sale transaction.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    27    Financial Data Schedule (EDGAR only)

    99.1  Risk Factors




    SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IFX CORPORATION
                                      ---------------------------
                                             (Registrant)



    Dated:  May 15, 2000          By: /S/   JOEL EIDELSTEIN
                                     -----------------------------
                                            Joel Eidelstein
                                            President

--------------------------------------------------------------------------------

    Dated:  May 15, 2000               By: /S/   JOSE LEIMAN
                                           ------------------------
                                                 Jose Leiman
                                            Chief Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 19