Form 10-Q/A
period 2000-03-31
IFX CORP
filed 2000-05-17
CIK 792861

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

                               EXPLANATORY NOTE

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed to correct a typographical error on the Consolidated Statements of Cash Flows for the 9 months ended March 31, 2000, to revise notes 6 and 11 to the enclosed financial statements, to revise the enclosed "Management's Discussion and Analysis of Financial Condition and Results of Operations", and to revise the Financial Data Schedule on Exhibit 27.

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

--------------------------------------------------------------------------------
                                                                        Page 4

                       IFX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                     -------------------------------
                                                                         2000                1999
                                                                     -------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)..............................................    $(20,554,600)        $1,966,300

  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
  Depreciation...................................................       1,453,400                  -
  Amortization...................................................       3,164,100                  -
  Deferred taxes.................................................      (1,728,600)           833,300
  Bad debt expense...............................................         644,700                  -
  Compensation associated with stock options.....................       3,930,000                  -
  Loss on operations of equity investee..........................          41,900                  -

  Changes in operating asset and liabilities:
    Receivables..................................................        (856,900)           (32,800)
    Foreign taxes recoverable....................................        (799,700)                  -
    Other assets.................................................      (1,196,300)          (122,800)
    Due to/from affiliates.......................................        (112,500)            (5,100)
    Deferred revenues............................................          90,700                  -
    Deferred lease credits.......................................         141,000
    Accounts payable and accrued expenses........................       6,338,700            245,200

  Change in net assets from discontinued operations..............       3,969,500          1,734,500
                                                                     ------------         ----------
Cash provided (used) by operating activities.....................      (5,474,600)         4,618,600
                                                                     ------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of investment in Yupi Internet Inc...........         548,000           (113,500)
    Deferred gain on sale of investment..........................       2,551,900                  -
    Acquisitions, primarily customer base........................      (1,927,500)
    (Increase) decrease in investments in and
      advances to affiliates.....................................         105,300           (229,800)
    Increase (decrease) in notes receivable......................          (7,500)             3,700
    Purchase of PP&E.............................................      (2,504,100)          (342,700)
    Purchase of capitalized software.............................      (1,878,500)                 -
                                                                     ------------         ----------
  Cash used in investing activities..............................      (3,112,400)          (682,300)
                                                                     ------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable..................................         111,900                  -
    Payments of capital lease obligation.........................         (43,900)                 -
    Issuance of common stock.....................................      11,061,900          1,000,000
    Advance on sale of subsidiary common stock...................       5,572,500                  -
                                                                     ------------         ----------
  Cash provided by financing activities..........................      16,702,400          1,000,000
                                                                     ------------         ----------

Effect of exchange rate changes on cash..........................         482,600                  -
                                                                     ------------         ----------
Increase (decrease) in cash and cash equivalents.................       8,598,000          4,936,300
                                                                     ------------         ----------
Cash and cash equivalents, beginning of period...................       5,482,800          5,633,200
                                                                     ------------         ----------
Cash and cash equivalents, end of period.........................    $ 14,080,800         10,569,500
                                                                     ============         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes...................................               -         $  250,000
                                                                     ============         ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES DISCLOSURE:
    Value of stock issued in conjunction with acquisitions.......    $ 12,854,500                  -
                                                                     ============         ==========
    Acquisition of equipment and software through assumption of
      capital lease obligations..................................    $  6,679,100                  -
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

     Selected unaudited financial information for the three months ended March 31, 2000 by segment is presented below:

                      United       Brazil     Chile      Mexico  Venezuela       Other       Total
                      States
--------------------------------------------------------------------------------------------------
Revenues              4,900    1,435,300    409,400    537,700    391,400     490,500    3,269,200
--------------------------------------------------------------------------------------------------
Income (loss)
from continuing
operations
before taxes     (7,447,000)  (1,647,100)  (250,100)  (495,600)   (50,200) (1,872,900) (11,762,900)
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

NOTE 11.  Related Party Transaction

    In February 2000, IFX entered into a Stock Purchase Agreement ("agreement") with Lee Casty, a more than five percent holder of IFX common stock. The agreement is for the sale to Mr. Casty of a certain number shares of Yupi Internet, Inc. ("Yupi") Preferred Stock owned by IFX. The sale proceeds of $5,000,000 will be used for the Company's working capital. The exact number of Yupi preferred shares to be transferred by IFX to Mr. Casty will be fixed upon the initial public offering of Yupi shares, or, in the absence of a Yupi public offering, then upon the occurrence of certain other valuation events. In no event will the valuation event extend beyond twelve months plus one day from the initial sale transaction. The Company recorded a gain of $1.9 million and deferred gain of $2.6 million in connection with the sale. The gain recognized represents the minimum amount the Company expects to realize on this transaction.

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

    As of March 31, 2000, the Company had approximately 560 employees.


LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended March 31, 2000, cash used by continuing and discontinued operations was approximately $5.5 million compared to cash provided by continuing and discontinued operations of $4.6 million for the same period in 1999. The majority of cash for the nine months ended March 31, 2000, was used by the Company's continuing investments and general operating expenses in the Internet operations. In general, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits which are classified as cash equivalents. As of March 31, 2000, the Company held approximately $14.1 million in cash and cash equivalents. The Company expects to meet its operating cash flow requirements through funds generated by earn-out payments, operations, and debt and/or equity financings.

    For the nine months ended March 31, 2000, cash used in investment activities was approximately $3.1 million compared to cash used in investment activities of $0.7 million for the same period in 1999. The increase was primarily due to the purchases of equipment, and acquisitions and software implementations.

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

    Income tax provision. For the three months ended March 31, 2000 and March 31, 1999, the Company recorded a tax benefit from its continuing operations of approximately $0.3 million and a tax provision of $0.01 million, respectively. For the nine months ended March 31, 2000, the Company recorded a tax benefit from its continuing operations of approximately $1.7 million and for March 31, 1999 a tax provision of $0.01 million. The effective tax rate for the three months ended March 31, 2000 was 2.6% compared to 0.6% for the three months ended March 31, 1999. The effective tax rate for the nine months ended March 31, 2000 was 7.3% compared to 1.3% for the nine months ended March 31, 1999.

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