Form 10-K
period 2000-06-30
IFX CORP
filed 2000-09-28
CIK 792861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition Period From ___________________ to ____________________

                        Commission file number 0-15187

                                IFX Corporation
            (Exact name of registrant as specified in it's charter)

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

  As of September 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,843,760.

  As of September 15, 2000, there were 13,337,943 outstanding shares of the Registrant's common stock.

PART I

Item 1 - Business
--------------------------------------------------------------------------------

                                   Overview

     IFX Corporation, a Delaware corporation (IFX Corporation and its subsidiaries are referred to herein as "IFX", "IFX Networks" or the "Company") was incorporated in 1985. IFX's operations are headquartered in Miami, Florida. Since November 1998, IFX has established a pan-regional Internet Protocol ("IP") network through a series of acquisitions and Company-start-up operations. The IFX network currently covers 15 countries: Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States. IFX has over 450 employees in the US and Latin America and a network that covers over 58 cities in the Latin American region.


     IFX's network infrastructure, which will be marketed under the IFX Networks brand name, provides Internet network connectivity and a broad range of value-added services to small and medium-sized businesses in Latin America. To provide the best service, IFX has built up an extensive geographic network in the region using the latest Lucent, Nortel, Cisco, Sun and IBM equipment. IFX previously marketed its network offerings in Latin America under the Unete brand name, but management believes that the name "IFX Networks" better reflects the focus of the company and plans on using the IFX Networks name going forward.


     During the past twelve months IFX has become a region-wide provider of Internet access and value-added IP based services focused on offering network solutions to small and medium-sized businesses throughout Latin America. Offerings include region-wide wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's Points of Presence or POPs throughout the region, Web design, Web-hosting and collocation, dial-up local area network, or LAN services as well as virtual private network, or VPN services, and full technical support.

     The IFX network is composed of the following:

          . Over 58 company-owned POPs. A POP is an interlinked group of modems, routers and other computer equipment, located in a particular city that allows a nearby subscriber to access the Internet through a local telephone call.

          .  Approximately 39,500 Remote Access Servers, or RAS ports.

          .  Network Operating Centers in 14 Latin American countries and the
             US.

     Among the services offered by IFX Networks is the wholesaling of its IP network infrastructure to parties that wish to offer Internet services in the region, such as Tutopia.com, Inc, a leading provider of free Internet access on a pan-regional level. Tutopia.com, which was a majority-owned subsidiary of IFX until August 31, 2000, pioneered free Internet access on a regional basis starting in January 2000 and currently operates in 10 countries - Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Honduras, Mexico, Panama and Venezuela, with over 1,300,000 registered users in the region. IFX currently has a 47% investment stake in Tutopia.

                           IFX Historical Background

     IFX was founded in 1985 as a commodities brokerage house. Since its initial public offering in 1985, IFX has been listed on The Nasdaq SmallCap Market under the symbol "FUTR". Prior to July 1996, IFX's primary business was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of its then majority-owned U.K. subsidiary) to E.D. & F. Man International, Inc. ("MINC"), a unit of E.D. & F. Man Group, plc, a London- based international trading and finance conglomerate. The purchase price consisted of cash earn-out payments based upon the sold business's profitability through December 31, 2001. From July 1996 through February 1999, IFX's revenues consisted primarily of earn-out payments from the asset sale, interest income and income from operations of its former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. In November 1998, IFX decided to pursue an Internet strategy in Latin America. IFX opened an office in South Florida and started recruiting new management and operational teams. In June 1999, IFX continued the divesture of its non-network business by selling its 50.1% interest in IFX Ltd. The purchase price consisted of $2.45 million in cash, a note receivable, and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits of IFX Ltd. through June 30, 2002. In September 2000, IFX sold its IFX Ltd. redeemable preference share to the other shareholders of IFX Ltd. for $2.4 million, thus terminating IFX's right to earn-out payments from IFX Ltd.

                                The IFX Network

     IFX owns and operates a region-wide Latin American IP-based network, providing a reliable data transmission path connecting its customers to the Internet. In order to develop a network with region-wide coverage, IFX has pursued an extensive acquisition strategy focused on acquiring established ISPs with POPs in the major markets in Latin America and with skilled local management teams.

     IFX currently offers one of the most extensive IP-based network coverages available in Latin America. IFX believes that having its network infrastructure in place provides us with important first-to-market competitive advantages because of the time required to build a network in Latin America and the difficulty of locating in Latin America acquisition candidates with suitable network characteristics and skilled management. The time required to build an IP network in Latin America is extensive due to the time it takes to secure real estate, purchase and import equipment, lease local transmission capacity, obtain international Internet access, secure necessary licenses, hire skilled management, and customize billing and back-office support.

 . Network Infrastructure. The IFX network infrastructure consists of three primary tiers: local POPs; a middle tier, which connects the POPs to national hubs; and a backbone tier, which connects the national hubs to the Internet. A point of presence, or POP, is an interlinked group of modems, routers and other computer equipment located in a particular city that allows a nearby subscriber to access the Internet through a local telephone call or using a dedicated connection. The IFX network currently includes approximately 58 POPs owned by the Company and 32 virtual POPs operated by third-party network providers. Each POP is connected to one of IFX's 14 national hubs in each respective country through a dedicated point-to-point line, typically provided by a local telecommunications carrier. Our POPs are connected to the Internet by multiple leased, high-speed links, including both satellite-based connections and fiber optic connections. IFX believes that its network capacity is adequate for the provision of current and planned access and value-added services, but IFX intends to opportunistically expand its network as trans-oceanic and land-based network capacity becomes commercially available and as the need for additional network capacity arises.

  IFX's network includes POPs in the following cities:

     Argentina                                    Porlamar
     ---------                                    Maturin
          Buenos Aires                            Valencia
          Cordoba
          Mendoza                            Brazil
          Rosario                            ------
                                                  Curitiba
     Mexico                                       Florianopolis
     ------                                       Salvador
          Mexico City                             Porto Alegre
          Monterrey                               Sao Paulo
          Guadalajara                             Rio de Janeiro
          Toluca                                  Belo Horizonte
          Cd Acuna                                Recife
                                                  Fortaleza
     Chile                                        Joinville
     -----                                        Canoas
          Santiago                                Novo Hamburgo
          Valparaiso                              Sao Leopoldo
          Concepcion                              Pelotas
          Antofagasta                             Santa Maria
          Temuco                                  Campmo Born
          Rancagua
          La Serena                          Bolivia
          Talca                              -------
                                                  La Paz
     Panama                                       Santa Cruz
     ------
          Panama City                        El Salvador
          Colon                              -----------
                                                  San Salvador
     Guatemala
     ---------                               Costa Rica
          Guatemala City                     ----------
                                                  San Jose
     Colombia
     --------                                Nicaragua
          Bogota                             ---------
          Cali                                    Managua
          Medellin
          Barranquilla                       Honduras
                                             --------
     Venezuela                                    Tegucigalapa
     ---------                                    San Pedro Sula
          Caracas
          Coro                               Uruguay
          Punto Fijo                         -------
          Pto La Cruz                             Montevideo
          Valera
          Barquisimeto                       United States
                                             -------------
                                                  Miami, Florida

     Since the end of 1998, IFX has made significant progress in implementing its business plan by making the following acquisitions, strategic investments and business start-ups:


    Date                Acquisition / Investment / Start-Up*                      Business                    Country / Region
---------------     -------------------------------------------     -----------------------------------    ----------------------
December 1998       ePagos.com, Inc. (minority ownership)           E-Commerce Merchant Services           Latin America
March 1999          Argentine start-up                              ISP                                    Argentina
April 1999          Interweb Mexico                                 ISP                                    Mexico
                    International Connection Service                ISP                                    Venezuela
                    Eldish Marketing                                ISP                                    Venezuela
                    Yupi Internet (minority ownership)              Spanish language portal                Latin America
                    Costa Rican start-up                            Internet Services                      Costa Rica
May 1999            Interaccess                                     ISP                                    Chile
                    Zupernet                                        ISP                                    Bolivia
                    Colombian start-up                              ISP                                    Colombia
July 1999           Sistemas de Diseno y Manufactura                ISP                                    Mexico
                    Interactiva                                     ISP                                    Chile
August 1999         Intermedia                                      ISP                                    Chile
                    E-Net Teleinformatica                           ISP                                    Brazil
                    Vianet                                          ISP                                    El Salvador
                    ITS Networks                                    ISP                                    Honduras
October 1999        NetSpace                                        ISP                                    Mexico
                    The Conex Group                                 ISP                                    Brazil
November 1999       Sistemas Integrales, Servicios y                ISP                                    Mexico
                    Comunicaciones
December 1999       Panaweb                                         Web design                             Panama
                    Networks de Mexico                              ISP                                    Mexico
                    Zalhe Informatica                               ISP                                    Brazil
                    Nicanet                                         ISP                                    Nicaragua
                    Parmil                                          ISP                                    Uruguay
January 2000        Brasilnet Comunicacoes                          ISP                                    Brazil
                    Openway                                         ISP                                    Colombia
                    Tutopia.com launch (47% ownership)              Free ISP                               Latin America
March 2000          Guatemalan start-up                             ISP                                    Guatemala
April 2000          Centronet.com (minority ownership)              Online travel agency                   Latin America
June 2000           Mr. Help Informatica                            Web Hosting                            Brazil
                    Ludix Internet                                  ISP                                    Brazil
---------------------------------------------------------------------------------------------------------------------------------

* Current ownership is 100% of the equity interests except as otherwise noted. Ownership amounts are approximate.

  . Network Management. IFX considers world-class network management essential for monitoring its network in multiple countries, maintaining high customer satisfaction and improving network quality. In addition to region-wide network monitoring capability at its headquarters in Miami, Florida, IFX has established network operating systems in multiple Latin American countries, which monitor the performance of IFX's network equipment. With these systems, IFX is able to efficiently identify and correct network problems either remotely or by local dispatch.

          IFX is currently implementing Infranet developed by Portal Software, a customized software that provides a central, standardized billing and administration platform. Through Portal, IFX's customer service representatives will have access to current, detailed customer profiles, which chronicle customer service and account histories. IFX is currently implementing out this billing and administration platform to its regional operations.

  . Sales and Marketing. IFX offers its services through a consultative sales approach that makes use of local technical talent who understand customer applications to help provide bundled Internet solutions consisting of Internet access and other value-added services. This localized approach will allow us to provide end-to-end customer solutions and ongoing support. IFX's direct sales force offers a core base of technically competent, locally based and experienced Internet sales representatives.

          IFX is focusing efforts on expanding its IFX Networks direct sales force, developing indirect sales channels and optimizing lead generation techniques to reduce the cost of new customer acquisitions. IFX is also developing company-wide reseller and referral programs that will permit us to increase the number of indirect sales channels available to us. IFX expects to use these programs to expand the local relationships it currently has to a region-wide basis.

          IFX also has dedicated sales people who work with advertisers that advertise on Tutopia's Web site. In February 2000, IFX launched a substantial marketing initiative to build awareness of Tutopia and to develop the Tutopia brand in Latin America. To achieve this, IFX has advertised on billboards and through radio, television and magazine advertisements. IFX also distributed free software to start an account with Tutopia in locations throughout Latin America. These sales personnel have now been transferred to Tutopia following the UBS-led investment, discussed below.

  . Customer Service. IFX provides business customers with technical support and customer service through its local customer service representatives. IFX's business customers can access customer service representatives by dialing a toll free number. Through IFX's customized Portal software, customer service representatives will have instant access to current, detailed customer profiles, which chronicle customer service and account histories.

Market Opportunity

     Although divided by geographical and political boundaries, Latin Americans share many cultural affinities, including common languages and religions, as well as a similar heritage. Consequently, the Latin American market represents a highly desirable demographic profile for advertisers and businesses and encompasses some of the largest potential telecommunications markets in the world.

     The Internet experienced rapid growth in the 1990's and has emerged as a global medium for communications and commerce. Internet access and services represent two of the fastest growing segments of the telecommunications services market. This growth is driven by a number of factors, including:

  . The large and increasing number of personal computers and other devices, in both offices and homes, that are linked to the Internet; Advances in network design which allow for rapid retrieval of information from the Internet;
  .  Increased availability of Internet-based software and applications;
  . The emergence of useful content and e-commerce technologies; and . Internet access becoming more widely available, convenient and inexpensive.

     IFX believes that the Internet presents a compelling profit opportunity for businesses by enabling them to reduce operating costs and reach new markets. A company with Internet access is able to use e-mail, access valuable information, and communicate and conduct transactions with employees, customers and suppliers. A Web site provides a company with an identity and interactive presence on the Internet, allowing it to post information and automate business processes such as sales, order entry and customer service. Recently, the Latin American market has seen the emergence of "free Internet" services allowing access to the Internet at no charge. IFX believes that the advent of free Internet access creates an opportunity for us because free access brings a large number of Internet users on-line, which, in turn, makes it more important for small and medium-sized businesses to have an Internet presence and access to these new users.

Business Strategy

     IFX's goal is to become a leading provider of Internet Protocol, or IP, based network solutions to small and medium-sized businesses in Latin America and, through the use of the Company's network, to grow the wholesale Internet access.

  . Deliver Single Source Internet Solutions. IFX believes that small and medium-sized businesses are seeking to increase their use of the Internet as a business tool and are integrating Web-based services into their business processes. Many businesses desire economical Internet access for both their corporate offices and their employees who travel, thereby creating demand for region-wide dedicated and dial-up Internet access. In addition, IFX believes that within the business marketplace there is a significant opportunity to upgrade customers to increasingly higher margin value-added services. IFX also believes businesses will continue to seek to outsource certain information technology functions to full-service IP-based network providers such as us in order to reduce costs and improve results. To provide an easy and cost effective way for the Company's customers to start or expand their Internet presence, IFX offers a suite of bundled corporate Internet services under the IFX Networks brand. IFX believes these services should allow it to attract new customers or strengthen its relationships with its existing customers and offer them higher margin services.

  . Continue to Build a Capital Efficient Network Infrastructure. IFX intends to improve and expand its network where economically justifiable and to match its capital commitment with market demand. By using complementary Internet access technologies including satellite, fiber optic and wireless networks, IFX believes that it can provide low cost Internet solutions to its customers while opportunistically expanding its network as trans-oceanic and land-based network capacity becomes commercially available. IFX believes that its strategy of utilizing a capital efficient network infrastructure should enable us to exploit new and existing technologies as cost or performance improvements become available. IFX continues to expand its market opportunities by building new Internet POPs in Latin America and by increasing its Web hosting, server collocation, data storage and processing capacities in major urban centers.

  . Provide Seamless Pan Latin-American IP Network Coverage. IFX believes that there are numerous competitive advantages that should be realized through the development of region-wide brand recognition and network coverage including the ability to:

          . provide region-wide wholesale Internet access services or "outsourced POPs" to multinational and domestic customers;

          . establish region-wide marketing programs and customer acquisition channels through, for example, PC and product bundling; and

          . provide local Internet access to users both in their home country and across countries in Latin America through free "roaming" services; and

          . realize economies of scale with respect to management, marketing, MIS and back-end support systems, including billing and network monitoring.

  . Provide superior customer service through continued investment in billing, back office and customer care systems. IFX provides all its business customers with technical support and customer service. In addition, IFX is implementing a customized, multi-currency billing system and administration software that was developed by Portal Software. Through Portal, IFX's customer service representatives will have instant access to current, detailed customer profiles, which chronicle customer service and account histories.

  . Establish and Maintain Strategic Relationships. IFX believes that its IFX Networks business unit should make it a partner of choice for stategic alliances and marketing arrangements. IFX's region-wide IP network can provide its local and international partners with a Latin American platform that offers both extensive region-wide coverage and a large target audience. IFX intends to pursue acquisitions, partnerships, strategic alliances and joint ventures relating to companies, assets and technologies that complement its current product and services offerings and enhance its business.

                             Products and Services

Business Products and Services

     IFX offers dedicated and dial-up Internet access, wholesale Internet access and a broad range of value-added Internet products and services to small and medium-sized businesses in Latin America under the IFX Networks brand.

  . Dedicated and Dial-Up Internet Access. IFX provides Internet access services through a variety of dedicated and dial-up access solutions. IFX's principal focus for small and medium-sized business customers is its dedicated Internet connection through both wire-line and wireless dedicated connections. A dedicated line is a telecommunications line dedicated or reserved for use by particular customers along predetermined routes. IFX currently offers dedicated Internet access at speeds ranging from 64K to 2MB. IFX also offers premium dial-up services, which give its customers unlimited access to its IFX Network throughout Latin America. Customers typically subscribe for dial-up services on a month-to-month basis. Users can dial into our network in over 100 cities in Latin America and most major cities in the United States and Canada through a local number without incurring roaming fees. IFX currently offers only a premium dial-up Internet access service for a single fee. However, IFX has allowed customers that were on various rate plans to continue those plans. IFX intends to encourage these users to migrate to its premium dial-up plan, or if they desire a more basic service, to use the free access services of Tutopia. As of June 30, 2000, IFX had approximately 45,000 paying dial-up Internet access customers.

  . Wholesale Internet Access Services. IFX also provides wholesale services that enable companies to provide Internet products and services on a turnkey basis under a private or branded label to their customers without the need to invest in their own technology, engineering, systems and infrastructure. Potential wholesale Internet access customers include multinational and consumer-oriented entities with existing sales and marketing capabilities seeking to add Internet products and services to their product offerings.

  . Value-Added IP Products and Services. IFX also provides value-added IP products and services to its small and medium-sized business customers. IFX believes that providing these products and services should enable it to grow revenues at higher margins and enhance customer retention as small and medium-sized businesses will increasingly rely on these value-added products and services to use the Internet as a business tool. IFX offers the following value-added products and services:

          . Web Hosting. IFX offers web hosting products and services allowing its customers to use its web servers to maintain their own web sites. With web hosting, businesses can create a presence on the Internet, furthering their business, marketing and customer service campaigns. IFX's web hosting products and services include web site maintenance and ongoing consulting services by IFX. As of June 30, 2000, IFX hosted Web sites for approximately 6,000 customers.

          . Server Collocation. IFX offers basic collocation services at its local POPs. Using IFX's collocation services, its customers can own their own web servers without having to maintain and manage the related data facilities. IFX is implementing emerging content distribution technologies such as local content replication, or mirroring, and caching, for enhanced end user performance. IFX also plans to develop regional data facilities where its customers can co-locate their web servers.

          . Virtual Private Networks, or VPNs. A VPN is a public circuit-switched data service that makes use of the public switched telephone network. Circuit switching refers to the process of setting up and keeping a circuit open between two or more users, such that the users have exclusive and full use of the circuit until the connection is released. The public switched telephone network refers to the worldwide voice telephone network accessible to all those with telephone and access privileges. IFX's VPN service offerings provide companies with a secure transmission of private Internet traffic at a lower cost than the alternative of wide area network. IFX can also provide companies with intranet and extranet products and services. Intranets are corporate networks that rely on Internet-based technologies to provide secure links between offices. Extranets expand that network to select businesses through secured Internet links. These intranet and extranet products and services allow customer employees to have remote access to private networks from home or while traveling.

          . Domain Name Registration. IFX processes all documentation necessary to register a domain name in any of the countries in which it operates.

          . Region-wide Roaming. IFX offers the ability for its customers' employees to access the Internet and their e-mail while they are traveling. Most ISPs do not currently offer local access service throughout the region, or if they do, they charge roaming fees.

  . Other Value-Added Products and Services. IFX also has the capacity and intends to offer the following value-added products and services for small and medium-sized businesses in the next twelve months:

          . Communication Products and Services. IFX intends to provide Internet telephony, fax and audio and video conferencing products and services. These products and services would also permit customers to send and receive faxes over the Internet and to engage in audio and video conferences over the Internet.

          . Electronic commerce solutions. Electronic commerce, or e-commerce, solutions provide businesses with the ability to process transactions and perform business functions over the Internet. Through its relationship with e-Pagos, IFX intends to provide e-commerce solutions that should allow its customers to sell products or services directly to their customers, purchase supplies, coordinate inventory systems with suppliers, process electronic payments, track shipments and perform other business functions, all in a secure on-line environment. IFX intends to develop additional single-source e-commerce applications and hosting environments using its own software development capabilities and those of third-party partners.

Consumer Internet Products and Services

     IFX's region-wide IP network provides a competitive advantage in the offering of consumer Internet products and services in Latin America. IFX intends to leverage its region-wide network presence and available capacity to gain first-to-market advantages in the offering of consumer Internet products and services.

     Given the low fees for dial-up Internet access across Latin America and the corresponding billing and servicing costs associated with dial-up subscribers, IFX decided to pursue a business model that provides free, unlimited Internet access to users and a powerful direct marketing tool for advertisers and sponsors. To draw a distinction between its corporate network services and consumer Internet services, in January 2000 IFX formed a subsidiary, Tutopia.com, Inc., which offers users free, unlimited Internet access to users in Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Honduras, Mexico, Panama and Venezuela. As of September 15, 2000, Tutopia had approximately 1.3 million registered users.

     On August 31, 2000, Tutopia.com, Inc., received $20 million of private equity financing from a group led by UBS Capital Americas III, L.P. ("UBS Capital Americas"). An entity controlled by Mr. Lee Casty participated in this group, and accounted for approximately $4.9 million of the group's investment. Following this financing, assuming the exchange of the Tutopia Series A Preferred Stock received by the group for Tutopia Common Stock, IFX will own approximately 47% of the outstanding stock of Tutopia. UBS Capital Americas and its affiliates which purchased Tutopia Series A Preferred Stock have the right to appoint a majority of Tutopia's directors, the entity controlled by Mr. Casty has the right to appoint one director of Tutopia, and IFX has the right to appoint one director of Tutopia. Prior to the UBS-led investment, Tutopia represented one of our two major business lines. Following the UBS-led investment, we anticipate that Tutopia will be our largest single customer, accounting for approximately 50% of our revenues. IFX has entered into an agreement with Tutopia to provide Internet connectivity services to Tutopia for a period of three years. Either IFX or Tutopia can renew the interconnectivity agreement for a fourth year. After that agreement terminates, there can be no assurances that Tutopia will continue to use the IFX network after the end of the three-year period.

                            Strategic Investments.

     IFX has made various strategic investments in companies that are aligned with its business models, including:

  . Yupi Internet, Inc. In April 1999, IFX invested $3.1 million to purchase approximately 12% of the then outstanding capital stock of Yupi, one of the largest Spanish language portals on the Internet. Yupi offers its Spanish-speaking users a broad range of products and services through its portal. Yupi's services include directories, a search engine, e-mail, chat services, homepage creation and web hosting. See Section "Recent Developments" regarding "Sale of a portion of Yupi Shares."

  . ePagos.com, Inc. In December 1998, IFX invested $200,000 to purchase approximately 20% of the then outstanding equity interests in Telcom.net, L.P. In January 2000, Telcom.net changed its name to ePagos, Inc. ePagos provides merchant service solutions for the Latin American e-commerce marketplace. IFX currently owns approximately 17% of ePagos' stock on a fully-diluted basis. ePagos provides a comprehensive suite of high-performance Internet-based software products that enable businesses to engage in a full range of e-commerce and e-business transactions throughout Latin America. At the ePagos web site, merchants can register a domain name, create a customized Web site and advertise goods and services. Also, merchants can use the Web site to accept orders, process credit card payments, coordinate fulfillment of orders, calculate tariffs, taxes and shipping charges, monitor and reorder inventory and generate financial statements and sales reports.

                                  Competition

     The market for Internet access and value-added products and services has become increasingly more competitive in Latin America as Internet usage has grown, and we expect that this trend will continue. While Internet usage is lower in Latin America than in more mature markets such as the United States, many new entrants have been attracted by the large potential market size.

     Though the Company's specific competitors vary from market to market, they include the following types of businesses:

  . Internet services providers. Depending on the market, IFX's primary competitors may be small, local Internet service providers with limited ranges of service and geographic reach, or large international or regional service providers with broad service offerings, large network capacities and wide geographic presence. The small, local providers often focus on consumer dial-up Internet access and frequently do not have the services or expertise to assist small and medium-sized businesses in establishing a presence on the Internet or creating an Internet platform to support their business processes. The large international and regional providers also often focus on consumer dial-up Internet access. While these large Internet service providers may have the range of services required to meet the needs of small and medium-sized businesses, they may not have the local personnel and market expertise to effectively implement solutions for this customer base. IFX believes it can compete effectively with both large and small Internet services providers by combining local market expertise and service with IFX's region-wide network and a wide range of services targeted towards small and medium-sized business customers.

  . Telecommunications companies. Many of the major international telecommunications companies offer Internet services in the same markets as the Company. Some telecommunications providers are subsidized or government owned. In several markets in which the Company operates, former telecommunications monopolies have been deregulated and privatized, and have also become providers of Internet services. New telecommunications company entrants to these markets are beginning to use high-speed wireless technology to bypass overcrowded, existing networks and are offering Internet and corporate data services as well. Generally, these network-based companies focus on consumer dial-up Internet access, large corporate accounts and customer bases that can generate high volume data traffic to carry on their networks. IFX believes that its focus on providing products and services that meet the Internet needs of small and medium-sized businesses should allow us to compete effectively with telecommunications company competitors.

  . Cable television companies. Cable operators in some of the Company's markets have either introduced or announced that they intend to introduce Internet access services, both by upgrading their networks and using new, cable modem technology. The existing customers of those cable operators are primarily residential and their physical networks are largely limited to residential areas. IFX therefore expects these companies to present relatively little competition with respect to small and medium-sized business customers in the Company's markets.

     IFX believes that it can compete effectively in the Latin American Internet market. However, any one of the following developments in Latin America could materially and adversely affect IFX's business, financial condition and results of operations:

       . growth in the number or strength of strategic alliances among IFX's competitors continues to grow,
       . new platforms for Internet access arise from technological developments,
       . an increased number of global and local companies enter these markets, . loss of users,
       .  reduced Internet advertising,
       .  loss of market share,
       .  reduced page views,
       . price reductions and lower profit margins, and . lower advertising rates.

     IFX faces competition on both a country-specific and region-wide level. IFX's competitors may develop products and services that are better than the products and services that we offer or intend to develop or that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Some of IFX's established competitors and potential new competitors may also have better brand recognition and significantly greater financial, technical and marketing resources than the Company.

Government Regulation

     To date, government regulations have not materially restricted the Company's ability to offer our Internet products and services in our core target countries. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change, especially in Latin America. New laws and regulations may be adopted. Existing laws may be applied to the Internet and e-commerce. New and existing laws may cover issues like:

       .  sales and other taxes,
       .  user privacy,
       .  pricing controls,
       . characteristics and quality of products and services, . consumer protection,
       .  cross-border restrictions,
       .  foreign investment restrictions,
       .  currency controls,
       .  licensing requirements,
       .  libel and defamation,

       . copyright, trademark and patent infringement, . pornography, and
       .  nature and content of Internet materials.

     Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could have an adverse effect on our business.

     The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection
laws.  These laws may impose additional burdens on IFX's business.   IFX intends
to support proposals designed to enhance market access and competition in the offering of both dial-up and high-speed interactive services in our target markets and believe that the adoption of these proposals would have a beneficial effect on the development of the interactive services medium. IFX is unable, at this time, to predict whether any of these proposals will be adopted.

Employees

     As of June 30, 2000, IFX employed approximately 450 employees, most of which are based in Latin America. IFX believes that its success is dependent in part upon our ability to attract and retain qualified, experienced employees. IFX believes that its relations with its employees are good.

Intellectual Property and Proprietary Rights

     IFX relies on trademark and copyright laws, laws restricting unfair competition, laws relating to trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, partners and others to protect its intellectual property rights. Courts and legislatures in each country continue to address the issues of the applicability and enforceability of legal principles concerning intellectual property rights in an Internet context, which remain substantially uncertain. Many of the countries in which IFX operates have signed international treaties relating to the protection of intellectual property. However, the courts in many of these countries have not had the opportunity to address the legal issues within the Internet context to the same degree as courts in the United States. Therefore, IFX cannot determine whether the intellectual property of its non-U.S. operations will be subject to a lesser or different degree of protection than that generally afforded in the United States.

     The Company uses "IFX" as the primary business name for its operations.
The Company uses "IFX Networks" as a brand name for end products and services in Latin America. In Latin America, we pursue the registration of our trademarks for marks that we believe are unique and that will be used by us over an extended period of time. IFX has initiated its registration of the IFX Networks mark in most countries in Latin America. Where IFX has not registered our marks, competitors with senior rights in marks similar to IFX's may be able to argue successfully that IFX should be barred from continuing to use the IFX Networks mark, or competitors may adopt product or service names similar to IFX's, thereby impeding IFX's ability to build brand identity, which could lead to customer confusion. It is also difficult and expensive to defend trademark infringement litigation and to police the unauthorized use of marks.

     IFX Networks starter software and installation programs are key parts of the services we provide to dial-up subscribers. IFX's goal is to automatically configure an individual user's Internet access programs after the user's initial entry with this software. IFX has obtained permission and, where necessary, licenses from the companies that manufacture the software that IFX uses.

Item 2 - Properties
--------------------------------------------------------------------------------

     The Company's corporate headquarters are at 707 Skokie Boulevard, Northbrook, Illinois 60062. The Company's offices for coordinating and supporting our Latin American operations are located in approximately 12,500 square feet of office space in Miami Lakes, Florida, under a lease that expires in July 2004. This lease provides for aggregate payments totaling approximately $1.2 million over the next 4 years.

     The Company leases office space in 200 West Adams Street, Suite 1500, Chicago, IL 60606. This space served as the Company's previous corporate headquarters. However, this office space has been sub-leased in its entirety until the end of the lease, and for an amount equal to the lease payments.

     The Company also leases offices in 14 Latin America countries that are used for general operations, for sales offices and for equipment collocation.

     In August 1999, we signed a five-year lease for office new space in Hallandale, Florida, commencing October 1, 1999. This lease provides for aggregate payments totaling approximately $0.3 million over the next 5 years.

Item 3 - Legal Proceedings
--------------------------------------------------------------------------------

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

Legal Proceedings With Respect To Discontinued Operations.

     On May 16, 1996, Index Futures Group, Inc. ("Index") filed suit in the Circuit Court of Cook County-Law Division against Doug Niemann, a former customer, for breach of contract, seeking to recover a debit balance of $88,200 (Index Futures Group, Inc. v. Doug Niemann, case no. 96L-5506). On January 14, 1997, Niemann filed a counterclaim for $688,236.50. The parties agreed to submit the matter to binding arbitration. A hearing was held on the merits, and on May 25, 2000 the arbitrator dismissed Niemann's claims and awarded Index the debit balance plus interest at 5%.

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

     A German citizen, seeking damages of 6,403,519.19 Deutschmark (approximately $2.8 million given the exchange rate as of September 20, 2000), filed a lawsuit in September 1998, in Germany, against an affiliate of MINC, which is a unit of E.D.& F. Man Group. The complaint arouse out of transactions that occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index, prior to the asset sale. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the asset sale agreement with E.D.&F Man Group, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interests in this matter. As Index AG was an introducing broker of Index and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. In April 1999, MINC's German counsel reported that the Dusseldorf District Court dismissed all claims against MINC. However, the plaintiff has filed an appeal with the Dusseldorf Court of Appeals.

     On December 28, 1998, John and Christina Blazina, filed an NFA arbitration against Index and others, alleging breach of fiduciary duty, fraud, breach of contract and negligence in the solicitation and trading of a series of managed accounts opened at Index in 1995. Claimant seeks an award of $500,000, composed of alleged actual damages of $262,500, punitive damages of $170,000 and various other costs and fees. A hearing was held on the merits, and in November 1999 the arbitrator dismissed Blazina's claims and terminated proceeding, however, no award was granted.

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

Item 4 - Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     No matters were submitted to a vote of IFX's security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

Part II
Item 5 - Market for IFX's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

     IFX's stock is traded on the NASDAQ SmallCap Market under the symbol "FUTR." Set forth below is the range of high and low trade prices per share of the common stock in the Nasdaq SmallCap market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns, or commissions. All previously disclosed data has been restated for the one-for-five reverse split of common stock effected on January 12, 1999.

     On September 25, 2000, the closing price per share of common stock, as reported through NASDAQ, in the over-the-counter market was $7.375.

Fiscal Year 1998 (July 1, 1997 - June 30, 1998):             High                Low
                                                           ---------------------------
First Quarter.........................................     $ 1.09              $ 0.94
Second Quarter........................................       2.50                0.94
Third Quarter.........................................       2.63                1.41
Fourth Quarter........................................       2.94                1.81


Fiscal Year 1999 (July 1, 1998 - June 30, 1999):             High                Low
                                                           ---------------------------
First Quarter.........................................     $ 2.44              $ 1.81
Second Quarter........................................      12.50                1.25
Third Quarter.........................................      12.63                5.88
Fourth Quarter........................................      21.50                9.38

Fiscal Year 2000 (July 1, 1999 - June 30, 2000):             High                Low
                                                           ---------------------------
First Quarter.........................................     $24.38              $14.88
Second Quarter........................................      34.75               16.13
Third Quarter.........................................      37.94               27.25
Fourth Quarter........................................      35.00               11.25

Approximate Number of Holders of Securities

     As of September 25, 2000, there were 191 holders of record of the Registrant's common stock. The Registrant believes it has a greater number of stockholders because the Registrant believes that a substantial number of shares of its common stock are held of record in street name by broker-dealers for their customers.

Dividends

     The Registrant has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.

Item 6 - Selected Financial Data
--------------------------------------------------------------------------------

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

                                                                                   Year Ended June 30,
                                                             2000           1999           1998          1997           1996
                                                             ----           ----           ----          ----           ----
Statement Of Operations Data:
--------------------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations..................... $  9,685,900    $   725,300   $          -   $         -   $          -
--------------------------------------------------------------------------------------------------------------------------------
Cost and expenses from continuing operations:
Cost of revenues........................................    8,217,200        445,500              -             -              -
General and administrative..............................   22,283,800      2,691,800        729,400     1,306,000      1,566,700
Sales and Marketing.....................................    9,177,400        247,600          3,700
Depreciation and amortization...........................    8,148,700        232,400              -             -         62,300
Non-cash stock compensation.............................    6,359,100         39,000              -             -              -
Contract cancellation costs.............................    6,815,700              -              -             -              -
--------------------------------------------------------------------------------------------------------------------------------

Total operating expenses................................   61,001,900      3,656,300        733,100     1,306,000      1,629,000
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations...............  (51,316,000)    (2,931,000)      (733,100)   (1,306,000)    (1,629,000)
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
Interest income.........................................      414,800        376,100        290,100       410,600      5,028,700
Interest expense........................................     (595,300)             -              -             -              -
Minority interest in subsidiary.........................    1,110,100              -              -             -              -
Loss on operations of equity investee...................     (330,200)      (107,700)             -             -              -
Other...................................................      101,200        136,200        126,500       247,100              -
--------------------------------------------------------------------------------------------------------------------------------
Total other income......................................      700,600        404,600        416,600       657,700      5,028,700
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
before income taxes.....................................  (50,615,400)    (2,526,400)      (316,500)     (648,300)     3,399,700
Income tax benefit (provision)..........................    2,771,400        811,000        108,000       220,000       (452,800)
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations................  (47,844,000)    (1,715,400)      (208,500)     (428,300)     2,946,900
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of taxes...................    1,967,000      3,117,600      3,575,200     3,612,100     (4,080,000)
--------------------------------------------------------------------------------------------------------------------------------
Net (loss) income.......................................  (45,877,000)     1,402,200      3,366,700     3,183,800     (1,133,100)
--------------------------------------------------------------------------------------------------------------------------------
Assumed cumulative dividend on
Class A preferred stock.................................            -              -              -       (23,300)       (40,000)
--------------------------------------------------------------------------------------------------------------------------------
Net (loss) income available to
common stockholders..................................... $(45,877,000)   $ 1,402,200    $ 3,366,700   $ 3,160,500    $(1,173,100)
==================================================================================================================================

Basic And Diluted (Loss) Income Per Share:
(Loss) income from continuing operations................ $      (4.71)   $     (0.26)   $     (0.03)  $     (0.07)   $      0.44
(Loss) income from discontinued operations.............. $       0.19    $      0.48    $      0.57   $      0.55    $     (0.61)
--------------------------------------------------------------------------------------------------------------------------------
Net (loss) income....................................... $      (4.52)   $      0.22    $      0.54   $      0.48    $     (0.17)
==================================================================================================================================

Weighted Average Common Shares Outstanding:
Basic and Diluted.......................................   10,153,565      6,498,204      6,246,545     6,616,893      6,744,236
==================================================================================================================================

Balance Sheet Data:
Cash and cash equivalents............................... $ 15,049,300    $ 5,482,800    $ 5,633,200   $ 2,211,100    $         -
Total assets............................................ $ 62,530,900    $18,861,500    $11,543,400   $10,030,900    $ 6,331,000
Capital lease obligations............................... $ 10,967,800    $         -    $         -   $         -    $         -
Total debt.............................................. $    374,700    $   316,900    $         -   $ 1,586,600    $         -

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended June 30, 2000
--------------------------------------------------------------------------------

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes that are included elsewhere herein. This discussion and analysis reflects the adjustments made to segregate the discontinued operations ("discontinued operations") that resulted from the sale of the Company's brokerage assets in July 1996 to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, plc, a London-based international trading and finance conglomerate; and from divesture in June 1999 of IFX's 50.1% interest in IFX Ltd. Discontinued operations are shown under a separate line item on the Company's Consolidated Statements of Operations for Fiscal Years 2000, 1999 and 1998; and in the Company's Consolidated balance sheet for Fiscal Years 2000 and 1999 included elsewhere herein.

     IFX Corporation, a Delaware corporation (IFX Corporation and its subsidiaries are referred to herein as "IFX", "IFX Networks" or the "Company") was incorporated in 1985. IFX has created an extensive pan-regional Internet platform as a leading provider of Internet-based products and services throughout Latin America. IFX's operations are headquartered in Miami, Florida. Since November 1998, IFX has established a pan-regional Internet Protocol ("IP") network through a series of acquisitions and Company-start-up operations. The IFX network currently covers 15 countries: Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States. IFX has over 450 employees in the US and Latin America and a network that covers over 58 cities in the Latin American region.

     IFX was founded in 1985 as a commodities brokerage house. Since its initial public offering in 1985, IFX has been listed on The Nasdaq SmallCap Market under the symbol "FUTR". Prior to July 1996, IFX's primary business was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of its then majority-owned U.K. subsidiary) to E.D. & F. Man International, Inc. ("MINC"), a unit of E.D. & F. Man Group, plc, a London- based international trading and finance conglomerate. The purchase price consisted of cash earn-out payments based upon the sold business's profitability through December 31, 2001. From July 1996 thorough February 1999, IFX's revenues consisted primarily of earn-out payments from the asset sale, interest income and income from operations of its former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. In November 1998, IFX decided to pursue an Internet strategy in Latin America. IFX opened an office in South Florida and started recruiting new management and operational teams. In June 1999, IFX continued the divesture of its non-network business by selling its 50.1% interest in IFX Ltd. The purchase price consisted of $2.45 million in cash, a note receivable, and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits of IFX Ltd. through June 30, 2002. In September 2000, IFX sold its IFX Ltd. redeemable preference share to the other shareholders of IFX Ltd. for $2.4 million, thus terminating IFX's right to earn-out payments from IFX Ltd.

     IFX's network infrastructure, which will be marketed under the IFX Networks brand name, provides Internet network connectivity and a broad range of value-added services to small and medium-sized businesses in Latin America. To provide the best service, IFX has built up an extensive geographic network in the region using the latest Lucent, Nortel, Cisco, Sun and IBM equipment. IFX previously marketed its network offerings in Latin America under the Unete brand name, but management believes that the name "IFX Networks" better reflects the focus of the company and plans on using the IFX Networks name going forward.


     During the past twelve months IFX has become a region-wide provider of Internet access and value-added IP based services focused on offering network solutions to small and medium-sized businesses throughout Latin America. Offerings include region-wide wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's Points of Presence or POPs throughout the region, Web design, Web-hosting and collocation, dial-up local area network, or LAN services as well as virtual private network, or VPN services, and full technical support.

     The IFX network is composed  of the following:

       . Over 58 company-owned POPs. A POP is an interlinked group of modems, routers and other computer equipment, located in a particular city that allows a nearby subscriber to access the Internet through a local telephone call.

       .  Approximately 39,500 Remote Access Servers, or RAS ports.

       .  Network Operating Centers in 14 Latin American countries and the US.

     Among the services offered by IFX Networks is the wholesaling of its IP network infrastructure to parties that wish to offer Internet services in the region, such as Tutopia.com, Inc, a leading provider of free Internet access on a pan-regional level. Tutopia.com, which was a majority-owned subsidiary of IFX until August 31, 2000, pioneered free Internet access on a regional basis starting in January 2000 and currently operates in 10 countries - Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Honduras, Mexico, Panama and Venezuela, with over 1,300,000 registered users in the region. IFX currently has a 47% investment stake in Tutopia.

     In addition, IFX has minority holdings in the following companies:

       . Yupi Internet, Inc. IFX holds a minority interest in this Latin American Internet portal, currently believed to be one of the largest regional Spanish-language portals in the world.

       . ePagos.com, Inc. IFX currently has a minority ownership stake in this Internet software development company that specializes in Internet-based merchant services for the Latin American e-commerce marketplace.

                              Recent Developments

     Agreement with International Technology Investments, LC. In November 1998, IFX entered into an agreement with International Technology Investments, LC ("International Technology") with respect to the provision of Internet services and the acquisition of existing Internet service providers (ISPs) and related businesses, primarily in Latin America and other international markets. IFX pursued this agreement because it believed that International Technology had extensive experience and existing business relationships with participants in the computer distribution industry in Latin America, which relationships would be useful in developing IFX's Internet access and related services business in these markets. As part of the agreement, International Technology contributed an initial $1 million to IFX in exchange for 500,000 shares of common stock and options to purchase an additional 5,500,000 shares of IFX common stock, at a price of $2.00 per share. During fiscal year 2000, International Technology exercised the 5,500,000 options at $2.00 per share, which resulted in proceeds to IFX of $11 million. In total, International Technology has received 6,000,000 shares of Common Stock from IFX, at a purchase price of $2.00 per share. Michael Shalom, the Company's Chief Executive Officer and a director of the Company, is an affiliate of International Technology.

     Credit line with Lucent Technologies. In August 1999 the Company entered into a conditional sale agreement with Lucent Technologies, Inc., providing the Company with the option to purchase up to $10 million of Lucent networking equipment. The equipment will be used to expand and to upgrade our Internet operations. Through June 30, 2000, IFX has purchased approximately $7.3 million of equipment under the agreement.

     In April 2000, IFX received $2.7 million from Lucent Technologies to finance Lucent equipment that IFX had acquired in Brazil. The amounts will go under the existing $10 million credit line that IFX has established with Lucent and will be repaid in 30 equal monthly installments of principal and interest beginning on the first day of the month which is six months following the date of the first scheduled interest payment.

     Credit agreement with Softech Financial. During July 1999, the Company entered into an $0.5 million lease agreement with Softech Financial (the "Softech Lease"), a division of EAB Leasing Corporation, to provide the financing for the cost of the Company's implementation of Portal Software.

     Graham Group. In January 2000, the Company signed a four-year lease agreement with the Graham Group for 12,500 square feet of office space in Miami Lakes, Florida. This lease commenced in January 2000 and it provides for aggregate payments totaling approximately $1.2 million over the next 4 years.

     Sale of a portion of the Yupi Shares. On February 24, 2000, IFX Online, a wholly-owned subsidiary of IFX, entered into a Stock Purchase Agreement ("agreement") with Lee Casty, a significant shareholder of IFX. The agreement is for the sale to Mr. Casty of a certain number shares of Yupi Internet, Inc. ("Yupi") Preferred Stock owned by IFX. The sale proceeds of $5,000,000 were used for the Company's working capital. On June 12, 2000, we amended the Yupi Stock Purchase Agreement dated February 24, 2000 with Lee Casty, to reflect certain provisions that were not originally contained in that agreement nor contemplated by the parties at the time of the original agreement. The exact number of Yupi preferred shares to be transferred by IFX to Mr. Casty will be fixed upon the initial public offering of Yupi shares, or, in the absence of a Yupi public offering, then upon the occurrence of certain other valuation events, but in no event will the number of shares be fixed later than February 24, 2001.

     IBM Global Financing. In March 2000, IFX entered into a leasing agreement with IBM Credit Corporation. The agreement provided IFX with the financing to purchase approximately $0.4 million of IBM equipment. During August 2000, IBM increased the amount of financing available under this agreement by $2.2 million subject to certain conditions.

     UBS Capital Americas III, L.P., $25 million investment in IFX. On June 16, 2000, IFX announced that it had secured a $25 million round of private equity financing lead by UBS Capital Americas III, L.P. ("UBS Capital Americas"). On that date, the Company received $14.9 million and the remaining $10.1 was received on July 17, 2000. In exchange, IFX issued a total of 2,030,869 Preferred Shares. Each Series A Preferred Share is currently exchangeable for 1 share of IFX common stock. The proceeds will be used in part to further the integration of IFX's information systems infrastructure, to increase marketing activities and to expand the Company's direct sales force to service the small and medium enterprise market in Latin America. In addition, IFX plans to use the proceeds to further increase the number of company-owned POPs in Latin America as well as broaden its value-added service offerings to its growing corporate customers.

     UBS Capital Americas III, L.P. led $20 million investment in Tutopia.com. On August 31, 2000, Tutopia.com, Inc., received $20 million of private equity financing from a group led by UBS Capital Americas III, L.P. ("UBS Capital Americas"). An entity controlled by Mr. Lee Casty participated in this group, and accounted for approximately $4.9 million of the group's investment. Following this financing, assuming the exchange of the Tutopia Series A Preferred Stock received by the group for Tutopia Common Stock, IFX will own approximately 47% of the outstanding stock of Tutopia. UBS Capital Americas and its affiliates which purchased Tutopia Series A Preferred Stock have the right to appoint a majority of Tutopia's directors, the entity controlled by Mr. Casty has the right to appoint one director of Tutopia, and IFX has the right to appoint one director of Tutopia.

     Prior to the UBS-led investment, Tutopia represented one of our two major business lines. Following the UBS-led investment, we expect that Tutopia will be our largest single customer, accounting for approximately 50% of our revenues. IFX has entered into an agreement with Tutopia to provide Internet connectivity services to Tutopia for a period of three years. Either IFX or Tutopia can renew the interconnectivity agreement for a fourth year. After that agreement terminates, there can be no assurances that we will be the sole supplier of Internet connectivity services to Tutopia.

     Speedcom Wireless International Corporation. During July 2000, the Company entered into an $1.2 million lease agreement with Speedcom, a wireless equipment provider. Under the terms of the agreement, IFX will lease up to $1.2 million of wireless equipment from Speedcom to help develop the Company's network across all Latin America. As of August 31, 2000, IFX has leased approximately $0.6 million under this agreement.

     Network Appliance. During September 2000, IFX entered into a $1.4 million lease agreement with Network Appliance, a storage and caching provider. Under the terms of the agreement, IFX has the option to lease up to $1.4 million of storage and caching equipment from Network Appliance. As of September 15, 2000, IFX had utilized approximately $0.4 million under this lease agreement.

RESULTS OF OPERATIONS - FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999 AND FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998
--------------------------------------------------------------------------------

Revenues

     The companies that we have acquired generally had both business and consumer customers at the time we acquired them. We plan to grow IFX's customer base and revenues primarily by marketing Internet access and value-added services to the small and medium sized businesses in our markets. In light of our focus, we expect the number of our business customers to grow more rapidly than the number of our consumer customers. We also expect that revenue from the sale of our value-added services will increase more rapidly than revenue from the sale of Internet access services. As a result, our current customer and revenue mix is not expected to be indicative of our future customer and revenue mix.

     We provide Internet access service to our customers under contracts that typically range from one month for dial-up access services to one year or more for dedicated access services. Existing dial-up subscribers will continue to pay at the end of each subscription month. Following the introduction of our Portal software, all new dial-up access customers will pay their subscription fees in advance. We currently offer only a premium dial-up Internet access service for a single fee. However, we have allowed customers that were on various rate plans to continue those plans. We intend to encourage these users to migrate to our premium dial-up plan or, if they desire a more basic service, to use free access services through Tutopia. If a significant number of users migrate to free Tutopia access services, revenues from dial-up subscribers will decrease. All of our access revenues are recognized as they are earned.

     We also derive revenues from providing wholesale Internet access to businesses that resell such access on a branded or private label basis. Fees for wholesale access are generally billed on a monthly basis after services are rendered. Wholesale access customers are billed on either a per port basis or a per hour basis. Revenues from our wholesale Internet access services are recognized in the period in which the services are provided.

     Our revenues from value-added Internet services come from web hosting, domain name registration and collocation services. Services such as web hosting and collocation services are sold on a monthly subscription basis and are paid for in advance. Our domain name registration service is billed through a one-time fee. These revenues are recognized in the period in which the services are provided.

     Internet access charges and fees for value-added services vary among the countries in which we do business, depending on competition, economic and regulatory environments and other market factors. In some markets, we have reduced prices, especially for access services, as a result of competitive pressure. We expect that this pressure will continue in our markets as the demand for, and supply of, Internet services continue to grow. The period-to-period comparisons of our results of operations set forth below reflect acquisitions that we made during the applicable period. Results of operations from acquisitions effected during a period have been included from the time of the closing of the acquisition.

     Revenues from continuing operations increased to $9.7 million for the year ended June 30, 2000, from $0.7 million for the year ended June 30, 1999. The increase in revenues was related to the Company's expansion of its user base resulting from its acquisitions in Latin America and the growth in value added services such as dedicated access.

                                           Revenue in 2000            Revenue in 1999             % Increase
                                        -----------------------------------------------------------------------
Dial-up                                       $7,250,600                  $616,300                   1,076%

Dedicated line services                        1,351,100                    28,200                   4,691%

Web hosting and design services                  379,000                    80,800                     369%

Other                                            705,200                         -                       -

---------------------------------------------------------------------------------------------------------------
Total                                         $9,685,900                  $725,300                   1,235%

     Revenues for the year ended June 30, 1999 were $0.7 million compared to $0
for the year ended June 30, 1998.   The increase in revenues was related to the
Company's acquisitions of ISPs in Latin America and the discontinuance of the Company's prior business. In 1998, the Company had no Internet operations.

                                           Revenue in 1999            Revenue in 1998             % increase
                                        -----------------------------------------------------------------------
Dial-up                                       $616,300                     $   -                      NA

Dedicated line services                         28,200                         -                      NA

Web hosting and design services                 80,800                         -                      NA

Other                                                -                         -                      NA
---------------------------------------------------------------------------------------------------------------
Total                                          725,300                     $   -                      NA

Costs of Revenues

     Our cost of revenues from providing Internet services are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our POPs to our national hubs. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also have other recurring telecommunications costs, including the cost of local telephone lines our customers use to reach our POPs and access our services, and satellite bandwidth costs to connect the national hubs to the Internet backbone via our Miami facilities. We expect that our operating costs from providing Internet services will increase as we increase capacity to meet customer demand. We expect that these costs will decline as a percentage of revenue, however, as we expand our owned network facilities and as competition drives the overall price we pay for network capacity down. We also expect it to go down as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

     Cost of revenues increased to $8.2 million for the year ended June 30, 2000 from $0.4 million for the year ended June 30, 1999. The increase was related to our network expansion in order to accommodate the growth in the user base, especially for Tutopia and for dedicated access.

     Cost of revenues were $0.4 million for the year ended June 30, 1999 compared to $0 for the year ended June 30, 1998. The increase was related to Internet connectivity expenses we had as we entered the ISP market.

General and Administrative Expenses

     Our general and administrative expenses are comprised primarily of compensation costs. Compensation costs include salaries and related benefits, commissions and bonuses. Other general and administrative expenses include the costs of travel, rent, utilities, insurance and professional fees. We expect that our general and administrative expenses will increase to support our growth.

     General and administrative expenses increased to $22.3 million for the year ended June 30, 2000 from $2.7 million for the year ended June 30, 1999. General and administrative expenses increased primarily because of the increase in payroll, which was increased to support the Company's revenue; and for the legal, the accounting and the consulting fees related to the Company's continued expansion in Latin America.

     General and administrative expenses increased to $2.7 million for the year ended June 30, 1999 from $0.7 million for the year ended June 30, 1998. General and administrative expenses increased primarily because of the increase in payroll, for the legal, accounting and consulting fees related to the Company's expansion in Latin America.

Sales and Marketing

     Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. The amount increased between years due primarily to costs associated with our growth in advertising designed to increase awareness of the Tutopia brand, including costs associated with our
launch of a television, radio and newspaper advertising campaign.   Sales and
marketing expenses increased to $9.2 million for the year ended June 30, 2000 from $0.2 million for the year ended June 30, 1999 and from $0 for the year ended June 30, 1998.

Depreciation and amortization

     A large component of our depreciation and amortization expense is the amortization of our acquired customer base. The value of our acquired customer bases, which we amortize over three years using the straight-line method, was created as a result of the allocation of the price we paid to acquire a company which was in excess of the value of its tangible assets. We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate these assets over their useful lives, generally ranging from three to five years. We expect that our depreciation expense will increase as we expand our network infrastructure.

     Depreciation and amortization expenses increased to $8.1 million for the year ended June 30, 2000 from $0.2 million for the year ended June 30, 1999. The increase in depreciation is attributable to the increase in fixed assets, capitalized software and capital leases of approximately $16.6 million. Amortization expenses are related to approximately $26.7 million in acquired customer base due to acquisitions the Company completed in Latin America.

     Depreciation and amortization expenses increased to $0.2 million for the year ended June 30, 1999 from $0, for the year ended June 30, 1998. The dollar increase in depreciation is attributable to the increase in fixed assets and capital leases of approximately $2.3 million. Amortization expenses are related to approximately $3.0 million in acquired customer base due to acquisitions the Company completed in Latin America.

Non-Cash Stock-Based Compensation Expense

     For the fiscal year ended June 30, 2000, we recorded non-cash stock compensation expense of approximately $6.4 million, of which approximately $1.1 million was related to variable option grants. For the fiscal year ended June 30, 1999, our non-cash stock compensation expense was approximately $39,000. The increase is attributable predominantly to the current-year amortization related to the issuance of additional employee option grants during the year. Also, as of June 30, 2000, we reflected as a reduction of Stockholders Equity approximately $12.1 million of deferred compensation, which will be amortized in future years over the vesting period of the individual options (generally 3 years).

Contract cancellation costs

     During fiscal 2000, we recorded $6.8 million relating to the cancellation of certain contracts, which represented one-time charges of a non-recurring nature for certain items including:

  . the acceleration and settlement of certain consulting agreements. The amounts were paid in shares of IFX common stock with an approximated value of $4.1 million at the time of the issuance.
  . the termination of the agreement between Tutopia and Spinway related to the use of the Spinway's technology with Tutopia's users. The expense was for $250,000 paid in cash and the non-cash expense for the fair value of the 210,000 warrants issued to settle the agreement was calculated using the Black-Scholes model for approximately $1.7 million

Interest Income

     We earn interest income primarily by investing available cash in short term securities. We expect to incur interest expense in the future from purchase and lease financing.

     Interest income increased slightly to $0.41 million for the year ended June
30, 2000 from $0.38 million for the year ended June 30, 1999.   Interest income
increased as a result of the in increase in interest earning cash equivalents.

     Interest income increased to $0.38 million for the year ended June 30, 1999, compared to $0.29 million for the year ended June 30, 1998. Interest income increased as a result of the in increase in interest earning cash equivalents.

Income from discontinued operations, net

     For the year ended June 30, 2000, the Company earned net of taxes approximately $2 million from its discontinued operations. That compares to $3.1 earned for the year ended June 30, 1999. The decrease was related to lower profitability of the businesses sold and the lower earn-out percentage the Company receives.

     For the year ended June 30, 1999, the Company earned net of taxes approximately $3.1 million from its discontinued operations. That compares to $3.6 earned for the year ended June 30, 1999. The decrease was related to lower profitability of the businesses sold and the lower earn-out percentage the Company receives.

Income tax provision

     For the year ended June 30, 2000, the Company recorded a tax benefit of approximately $2.8 million from its continuing operations compared to a benefit of $0.8 million for the year ended June 30, 1999. The effective tax rate for fiscal 2000 and 1999 was 5% and 32%, respectively. The benefit consists of amounts to be received from the utilization of net operating loss carry-backs to periods in which the Company incurred a tax liability. Operating losses which could not be utilized to recover prior year tax liabilities have been fully reserved with a valuation allowance at June 30, 2000 and 1999.

     For the year ended June 30, 1999, the Company recorded a tax benefit of approximately $0.8 million from its continuing operations compared to a benefit of $0.1 million for the year ended June 30, 1998. The effective tax rate for 1999 and 1998 was 32% and 34%, respectively.

Net income (loss) and income (loss) per share

     As a result of the factors discussed above, IFX's loss from continuing operations for the year ended June 30, 2000 was approximately $47.8 million, or $(4.71) per share, compared to a net loss of $1.7 million, or $(0.26) per share, for the year ended June 30, 1999. The loss of $47.8 million includes non-cash charges of $20.3 million related to depreciation, amortization, stock compensation, and certain contract cancellation costs. Including discontinued operations, the Company lost $45.9 million, or $(4.52) per share, compared to a net income of $1.4 million, or $0.22 per share, for the year ended June 30, 1999.

     IFX's loss from continuing operations for the year ended June 30, 1999 was approximately $1.7 million, or $(0.26) per share, compared to a net loss of $0.2 million, or $(0.03) per share, for the year ended June 30, 1998. Including discontinued operations, the Company earned $1.4 million, or $0.22 per share for the year ended June 30, 1999, compared to a net income of $3.4 million, or $0.54 per share, for the year ended June 30, 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

     For the year ended June 30, 2000, cash used by ongoing and discontinued operations was approximately $19.7 million compared to cash provided by ongoing and discontinued operations of $3.6 million for fiscal 1999. The majority of cash in fiscal 2000 was provided by the revenues from the Internet operations and the earn-out payments related to discontinued operations. The cash used in operations is mainly related to the connectivity expenses of our network, operating leases, payroll and advertising. In addition, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of June 30, 2000, the Company held approximately $15.0 million in cash and equivalents.

     For the year ended June 30, 2000, cash used in investing activities was approximately $2.9 million compared to cash used in investing activities of $4.8 million for the same period in fiscal 1999. Cash used in investing activities was related to the $5 million in proceeds from the sale of some Yupi Internet, Inc. shares, of which $4.5 was recorded as a deferred gain, to the purchase of property and equipment of approximately $4.6 million, and to the $2.4 million paid in cash for the Company's acquisitions.

     For the year ended June 30, 2000, cash provided by financing activities was approximately $32.5 million compared to cash provided by financing activities of $1.0 million for fiscal 1999. The increase is primarily related to the $14.9 million investment by UBS Capital Americas, the $11 million investment received from International Technology Investments in exchange for 5,500,000 shares, and the $5.5 million received for the Tutopia private placement held in April, 2000. The Company entered into capital leases of approximately $11 million.

     Management believes existing cash and cash-equivalents together with operating cash flows from the earn-out payments from the sale of assets and amounts to be paid by Tutopia should provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects through June 30, 2001.

Forward-Looking Statements

     The statements contained herein that are not historical facts are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), apply to forward-looking statements the Company makes. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISPs, and other matters contained herein regarding matters that are not historical facts, are only predictions. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considered reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person that these estimates and projections will be realized, and actual results may vary materially.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Exchange Rate and Inflation Risk

     The Company's continuing operations are focused primarily in Latin America, subjecting the Company to certain political, economic and commercial risks and uncertainty not typically found in the U.S. The Company's exposure to market risk is directly related to its role as a Latin American Internet services company. The Company's primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's assets, liabilities and/or equity. When the Company operates in a foreign country, the value of the local currency will probably fluctuate. This fluctuation can cause the Company to gain or lose on the translation to US Dollars.

Interest Rate Risk

     The Company's short-term investments are classified as cash and cash equivalents with original maturities of three month or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by IFX.

Item 8 - Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

     For financial information, see the financial statements and notes thereto set forth at Item 14 hereof.

Item 9 - Changes In and Disagreements With Accountants On Accounting and Financial Disclosures
--------------------------------------------------------------------------------

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

PART III
-------------------------------------------------------------------------------
Item 10 - Directors and Executive Officers

     The Directors and Executive Officers of IFX as of September 15, 2000 are as follows:

Name                  Age                                       Office
------------------------------------------------------------------------------------------------------------
Joel M. Eidelstein     33  Chairman of the Board, President and Director
Michael Shalom         29  Chief Executive Officer and Director
Jose Leiman            40  Chief Financial Officer
Zalman Lekach          33  Chief Operating Officer, Vice President of Mergers and Acquisitions, and Director
George A. Myers        50  Director
Burton J. Meyer        53  Director
Mark O. Lama           38  Director
Charles Moore          35  Director


     Joel M. Eidelstein has served as a director of the Company since November 1990 and, since November 9, 1996, he has served as the President of the Company. Mr. Eidelstein graduated from Brandeis University in May 1988. From June 1988 until June 1996, he was an independent commodity futures trader and a floor manager with Index Futures Group, Inc. Mr. Eidelstein also is a principal shareholder of ePagos, Inc., an Internet communications software development company in which IFX owns an interest.

     Michael Shalom was elected as IFX's Chief Executive Officer on September 8, 1999 and has served as a director of Emerging Networks, Inc., a subsidiary of IFX, since November 1998. Prior to July 1999, Mr. Shalom was a principal of, and was actively involved in the management of the INTCOMEX group of companies, which group is a Latin American wholesale distributor of microcomputers, networking products, mass storage products, multimedia products, computer peripheral equipment and computer components. Mr. Shalom is also a principal at International Technology Investments ("ITI").

     Jose Leiman has served as Chief Financial Officer of the Company since July
1, 1999.   From March 1996 to June 1999, Mr. Leiman was a CPA and tax attorney with Ernst & Young LLP, an international accounting firm. Prior to joining Ernst & Young LLP, Mr. Leiman was an attorney with Dewey Ballantine LLP, an international law firm. Mr. Leiman has also worked as a CPA with Price Waterhouse. Mr. Leiman holds J.D. (magna cum laude and order of the coif) and L.L.M. degrees from Georgetown University Law Center in Washington, D.C. and a B.B.A. degree with high honors from Florida International University. Mr. Leiman is admitted to practice law in Florida and Washington, D.C., and is also a Certified Management Accountant as well as a Certified Public Accountant.

     Zalman Lekach has served as a director of the Company since February 1997. Mr. Lekach has served as the Company's Vice President of Mergers and Acquisitions since May 24, 1999 and, since February 2000, as the Company's Chief Operating Officer. Prior to joining IFX, Mr. Lekach served as President and Chief Operating Officer of Parlux Fragrances, Inc., an international designer, manufacturer and marketer of fragrances ("Parlux") from 1995 until December 1998. He became a director and an executive officer of Parlux, S.A., Parlux's French subsidiary, in May 1990. Mr. Lekach received a B.A. from Cornell University.

     George A. Myers has served as a director of the Company since November 1990. Mr. Myers has been managing general partner of MC Capital, a diversified real estate company with offices in Chicago, Illinois, Phoenix, Arizona, and San Diego, California since 1981.

     Burton J. Meyer has served as a director of the Company since May 1999. Mr. Meyer previously served as director of the Company from August 1986 until July 1, 1996 and as President of the Company from July 1987 until July 1, 1996. Mr. Meyer served as an Executive Vice President of E.D. & F. Man International, an international futures and conglomerate brokerage, from July 1996 to June 30, 2000.

     Mark O. Lama was elected to the board of directors IFX in June 2000 and
Tutopia in August 2000.   Mr. Lama is a principal of UBS Capital Americas which
manages $1.5 billion in private equity commitments dedicated to investments in North and South America, including investments in the telecommunications, software, and Internet sectors. Prior to joining UBS Capital Americas in 1998, he worked in the U.S. and Latin America groups of Chase Capital Partners (a private equity firm), the Banking and Corporate Finance Group of Chemical Bank and the

Emerging Markets group at Salomon Brothers, Inc. Mr. Lama holds an M.B.A. from Harvard Business School, a B.S. from Columbia University and a B.A. from Colgate University.

     Charles W. Moore was elected to the board of directors of IFX in June 2000 and Tutopia in August 2000. Mr. Moore is partner of UBS Capital Americas which manages $1.5 billion in private equity commitments dedicated to investments in North and South America, including investments in the telecommunications, software, and Internet sectors. In this role, Mr. Moore has senior responsibility for all telecommunications-related investments of UBS Capital Americas. Prior to joining UBS Capital Americas, Mr. Moore invested for Greenwich Street Capital Partners, LP from November 1994 to March 1997 and prior thereto worked at Morgan Stanley & Co. in their investment banking division. Other boards of directors on which Mr. Moore serves include: Aduronet, Ltd. (London, UK); WorkNet Communications (St. Louis, MO); Netstream Communications (Roseville, CA); eYak, Inc. (Boston, MA); PF.Net (Reston, VA); Netrail, Inc.(Atlanta, GA); Dynamicsoft, Inc. (East Hanover, NJ); and Tutopia.com, Inc., (Miami, FL Pan-Latin ISP), a former subsidiary of the Company. Mr. Moore is a graduate of the University of Michigan and the University of Chicago Graduate School of Business.

     Directors are elected and serve until the next annual meeting or until their successors are elected and qualified. Officers are elected annually by the Board of Directors.

     Pursuant to a Stockholders' Agreement dated as of June 16, 2000, as amended as of July 28, 2000, among IFX, UBS Capital Americas III, L.P. ("UBS Capital Americas III"), UBS Capital LLC ("UBS LLC," and, together with UBS Capital Americas IV, "UBS Capital Americas"), the Casty Grantor Subtrust, Joel M. Eidelstein and Lee S. Casty, UBS Capital Americas, ITI and the Casty Grantor Subtrust agree to use their reasonable best efforts to vote their IFX shares to elect to our Board of Directors two individuals nominated by UBS Capital Americas (currently, Mark O. Lama and Charles W. Moore), one individual nominated by ITI (currently, Michael Shalom), one individual nominated by Joel
M. Eidelstein (currently, Joel M. Eidelstein), and one individual nominated jointly by Mr. Eidelstein and ITI (currently, Zalman Lekach).


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership and to provide copies of such reports to the Company and to the Nasdaq Stock Market. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that all officers, directors and 10% beneficial owners complied with all Section 16(a) filing requirements during fiscal year 2000, except for Burton G. Meyer, George A. Meyers, Joel M. Eidelstein, Mike Shalom and Jose Leiman, each of whom filed one late report required to be filed on Form 5, and Zalman Lekach, who has filed one late report required to be filed on Form 5 and one late report required to be filed on Form 4.

Item 11 - Executive Compensation
--------------------------------------------------------------------------------

Compensation Committee Interlocks and Insider Participation

     The Company's board of directors has established a standing compensation committee. The current members of the compensation committee are George A. Myers, Burton J. Meyer, Charles W. Moore and Mark O. Lama. Mr. Meyer previously served as an officer of IFX from 1987 to June 1996.

     On July 1, 1996, IFX sold assets to E.D.& F. Man International, Inc.
Burton J. Meyer, a director of IFX and a member of IFX's Compensation Committee, served as Executive Vice President of E.D.& F. Man International, Inc. from July 1996 to June 30, 2000.

     Mr. Moore is a partner and Mr. Lama a principal of UBS Capital Americas, LLC, an affiliate of UBS Capital Americas III, L.P. and UBS Capital LLC, which together purchased $25 million of IFX Preferred Stock in June and July 2000 and $20 million of preferred stock in Tutopia.com, Inc. in August 2000. Mr. Moore and Mr. Lama have an investment interest in UBS and thus may benefit from both sides of transactions involving UBS and IFX-related entities.

Director Compensation

     The Company grants stock options under our Directors Stock Option Plan to each director who is not an IFX employee. Under this plan, we grant each non-employee director an option to buy 450 shares of our common stock when the director is first elected and an option to buy an additional 450 shares of common stock at each annual meeting until he or she is no longer a director. If a director serves on a committee of the board, he or she is granted an additional option to buy 75 shares for each year of service. The exercise price for the options is equal to 100% of the fair market value of our common stock on the date of grant. The options cannot be exercised until six months after the date of grant. Each option terminates on the earlier of a director's termination for cause, one year after a director's death, or ten years from the date of grant. Each of Burton J. Meyer and George A. Myers were granted an option to buy 600 shares of common stock, as of November 9, 1999. Mr. Eidelstein, Mr. Lekach and Mr. Shalom, as employees, did not receive any options under the plan.

Executive Compensation

     The following table presents the total compensation paid or accrued during fiscal years 2000, 1999 and 1998 to each of our executive officers.

     Summary Compensation Table

                                            Annual               Long Term         All other
                                         Compensation           Compensation     Compensation
                                    -----------------------  ------------------  -------------
                                                                 Securities
Name and Principal      Year Ended    Salary       Bonus     Underlying Options
Position                 June 30       ($)          ($)             (#)
----------------------  ----------  -----------  ----------  ------------------
Michael F. Shalom, CEO        2000    $162,500    $ 50,000              30,000              --
                              1999          --          --                  --              --
                              1998          --          --                  --              --
Joel M. Eidelstein,           2000    $150,000    $ 50,000             300,000              --
 President                    1999    $ 50,000          --             300,000              --
                              1998    $ 24,000          --                  --              --

Jose Leiman, CFO              2000    $225,000    $ 25,000             227,500              --
                              1999          --          --                  --              --
                              1998          --          --                  --              --
Zalman Lekach, COO            2000    $151,200    $225,000             374,167              --
                              1999    $ 24,600          --                  --              --
                              1998          --          --                                  --

Option Grants and Exercises in Fiscal Year 2000-

     The following table sets forth information with respect to options that were granted in fiscal year 2000 to our executive officers.

                              Option Grants Table

                                     Option Grants in Fiscal Year 2000
------------------------------------------------------------------------------------------------------------------
                    Number of   Percent of Total                                Potential Realizable Value at
                   Securities   Options Granted    Exercise                        Assumed Annual Rates of
                   Underlying    To Employees        Price                                  Stock
                     Options          in                        Expiration      Price Appreciation for Option
    Name             Granted      Fiscal Year      ($/Share)       Date (1)                      Term (2)
--------------     -----------  --------------     ---------    -----------   ------------------------------------
                                                                                  0%         5%             10%
                                                                                  --         --             ---
Michael F. Shalom    12,892           1%              8.75       01/01/2010    298,128     556,559         953,047
                     17,108           1%              8.75       06/12/2010     46,512     169,905         359,216

Joel M. Eidelstein  128,924           7%              8.75       01/01/2010  2,981,368   5,565,761       9,530,766
                    171,076           9%              8.75       06/12/2010    465,113   1,699,013       3,592,075

Jose Leiman          33,333           2%             12.00       07/01/2009    210,415     594,296       1,183,250
                     15,000           1%             15.00       07/01/2009     49,688     222,436         487,468
                     33,333           2%             15.00       07/01/2009    110,416     494,297       1,083,252
                     33,334           2%             18.00       07/01/2009     10,417     394,309         983,282
                     12,500           1%             20.00       12/01/2009         --     141,952         374,119
                     42,975           2%              8.75       01/01/2010    116,812   1,855,268       3,176,947
                     57,025           3%              8.75       06/12/2010    155,037     566,334       1,197,351

Zalman Lekach        15,000           1%             15.00       05/24/2009     51,563     225,490         492,331
                      8,308           -               8.75       07/01/2009     79,445     175,125         321,917
                     19,134           1%              8.75       10/01/2009    263,093     533,839         949,221
                     12,500           1%             20.00       12/01/2009         --     141,952         374,119
                     19,225           1%              8.75       01/01/2010    444,578     829,960       1,421,217
                    128,924           7%              8.75       01/01/2010  2,981,368   5,565,761       9,530,766
                    171,076           9%              8.75       06/12/2010    465,010   1,699,013       3,592,075

(1) Options that expire on June 12, 2010 are subject to stockholder approval of additional options under the stock option plan.

(2) The amounts shown in these columns are the result of calculations at assumed annual rates required by the SEC and are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

     The following table sets forth information with respect to options to purchase shares of the Company's Common Stock that were granted in fiscal year 2000 to each of the executive officers named in the Summary Compensation Table above. No stock appreciation rights ("SARs") were granted to any of the persons listed on the table below during fiscal year 2000. No stock options were exercised by any of our directors or executive officers during fiscal year 2000.


                               Individual Grants
                               -----------------

                                                                    Number of Securities
                                                                   Underlying Unexercised
                                                                  Options/SARs at June 30,
                                                                  ------------------------
                                                                            2000
                                                                            ----
Name                  Shares Acquired on      Value Realized ($)
-------------------   ------------------   ---------------------
                           Exercise                               Exercisable/Unexercisable
                     --------------------                         -------------------------

Michael F. Shalom             0                     0                     0 / 30,000
Joel M. Eidelstein            0                     0                 201,000 / 399,000
Jose Leiman                   0                     0                 39,102 / 188,398
Zalman Lekach                 0                     0                 14,546 / 359,621

Employee Stock Option Plan

     In February 1999, IFX adopted the Employee Stock Option and Incentive Plan and reserved 900,000 shares for issuance under the Plan. On November 9, 1999, IFX's stockholders approved an increase in the number of shares available for issuance under the Plan to 1,800,000 shares. On June 12, 2000, the Board of Directors voted to increase the number of shares available under the Plan to 2,400,000 shares, subject to stockholders' approval. We have not yet received stockholder's approval. The Plan permits option grants to be made to employees subject to stockholders' approval. Under the Plan, IFX can grant incentive stock options, nonqualified stock options, shares of phantom stock, stock appreciation rights and issue shares of restricted common stock to the Company's officers, employees, non-employee directors, independent contractors, consultants, or candidates for employment. Stock options, stock appreciation rights, and restricted shares of our common stock may be granted under the plan from time to time when hiring new personnel, as incentive compensation or to reward employees for outstanding performance. The options granted under the Plan generally vest in fixed increments over a three-year period and terminate 10 years after the date of grant The Compensation Committee of the Company's board of directors administers the Plan.

     Options are granted on a routine basis. Restricted shares are not granted on a routine basis. Employee compensation is predominantly cash-based. As of June 30, 2000, options to purchase approximately 2.3 million shares had been granted and 9,033 shares of our common stock had been issued under the Plan.

Employment and Change of Control Agreements

     Mr. Eidelstein serves as the President of the Company pursuant to a three-year employment agreement which commenced on January 1, 2000. The term of the employment agreement is subject to automatic extensions unless notified otherwise by either the Company or Mr. Eidelstein. Mr. Eidelstein's base salary is $225,000 per year for the year 2000 and $250,000 per year thereafter. He is eligible to receive a $50,000 bonus per year if certain performance criteria are met. If Mr. Eidelstein is involuntarily terminated during the term of the employment agreement (except for cause) he receives a lump sum amount of accrued but unpaid salary and a pro-rata bonus. All of his options immediately vest.
He also receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by his annualized current salary plus bonus for the prior year. If Mr. Eidelstein is terminated within two years after a "Change of Control", he receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by three times his annualized current salary and highest previous annual bonus.
The agreement prohibits Mr. Eidelstein from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter, being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

     Mr. Shalom serves as the Chief Executive Officer of the Company pursuant to a three-year employment agreement that which commenced on January 1, 2000. The term of the employment agreement is subject to automatic extensions unless notified otherwise by either the Company or Mr. Shalom. Mr. Shalom's base salary is $225,000 per year for the year 2000 and $250,000 per year thereafter. He is eligible to receive a $50,000 bonus per year if certain performance criteria are met. If Mr. Shalom is involuntarily terminated during the term of the employment agreement (except for cause) he receives a lump sum amount of accrued but unpaid salary and a pro-rata bonus. All of his options immediately vest. He also receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by his annualized current salary plus bonus for the prior year. If Mr. Shalom is terminated within two years after a "Change of Control", he receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by three times his annualized current salary and highest previous annual bonus.
The agreement prohibits Mr. Shalom from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

     Under the agreements of Messrs. Eidelstein and Shalom, a "Change of Control" is defined as occurrence of any one of the following events: (a) any consolidation, merger or other similar transaction involving IFX, if IFX is not the continuing or surviving corporation, or which contemplates that all or substantially all of the business and/or assets of IFX will be controlled by another corporation; (b) any sale, lease, exchange or transfer (in one transaction or series of related transactions) of all or substantially all of the assets of IFX; (c) approval by the stockholders of

IFX of any plan or proposal for the liquidation or dissolution of IFX, unless such plan or proposal is abandoned within 60 days following such approval; (d) the acquisition by any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of the outstanding shares of voting stock of IFX; provided, however, that for purposes of the foregoing,
                     -----------------
"person" excludes Lee S. Casty, International Technology Investments, LC or any of their Affiliates, any underwriter purchasing shares of IFX with the intent of reselling them, or any sale to GEM (or its affiliates); or (e) if, during any period of 24 consecutive calendar months commencing on the date of this Agreement, those individuals (the "Continuing Directors") who either (i) were
                                   --------------------
directors of IFX on the first day of each such period, or (ii) subsequently became directors of IFX and whose actual election or initial nomination for election subsequent to that date was approved by a majority of the Continuing Directors then on the board of directors of IFX, cease to constitute a majority of the board of directors of IFX.

     Mr. Leiman serves as the Chief Financial Officer of the Company pursuant to an employment agreement which commenced on July 1, 2000 and terminates on June 30, 2001. Mr. Leiman's base salary is $225,000 per year. He is eligible to receive a bonus based on the discretion of the Board of Directors. If Mr. Leiman is involuntarily terminated during the term of the employment agreement (except for cause) he receives a lump sum amount of all remaining base salary until the end of the term and all of his options immediately vest. In the event of a "Change of Control", he receives a lump sum amount equal to twice his annual base salary and his options become exercisable immediately prior to the date of the Change of Control. A "Change of Control" is defined as (i) the dissolution or liquidation of IFX, (ii) either A) the occurrence of a merger or consolidation, B) a transaction in which IFX becomes a subsidiary of another corporation, and in either case, in which the voting securities of IFX which are outstanding immediately prior thereto do not continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting securities of IFX or such surviving entity immediately after such merger or consolidation, (iii) such time that Lee S. Casty and his affiliates and ITI and its affiliates own less than one-third of the outstanding voting securities of IFX, (iv) an acquisition by a person or entity of voting securities of IFX entitling such person to the same voting power (or greater voting power) as held by Lee S. Casty and ITI combined, or (v) the sale of all or substantially all of the assets of the Employer. The agreement prohibits Mr. Leiman from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter (unless he is involuntarily terminated without cause) being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

     Mr. Lekach serves as the Chief Operating Officer of the Company pursuant to an employment agreement dated as of May 24, 1999, as amended on April 1, 2000. The agreement terminates on May 23, 2001 but is automatically extended for a
period of two years unless prior notice is given by either party.   Mr. Lekach's
current base salary is $185,000 per year and shall be increased to $200,000 per year on December 1, 2000. If Mr. Lekach is involuntarily terminated during the term of the employment agreement (except for cause) he receives all of his remaining base salary for the entire length of the term and all of his options immediately vest. The agreement prohibits Mr. Lekach from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter (unless he is involuntarily terminated without cause) being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------------

     The following table sets forth, as of September 15, 2000, certain information regarding the Common Stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company, (iii) each person known by the Company to own more than five percent of the Common Stock of the Company, and (iv) the executive officers and directors of the Company, as a group.

                                  Amount and Nature of Beneficial  Approximate Percent of Class
        Name / Address (1)                   Ownership

Michael Shalom                                      6,000,000 (2)                       44.98 %
Joel Eidelstein                                       225,000 (3)                        1.66 %
Jose Leiman                                            46,090 (4)                            *
Zalman Lekach                                          42,774 (5)                            *
Burton J. Meyer                                       365,412 (6)                        2.63 %
George A. Myers                                         1,333 (7)                            *
Casty Grantor Sub-Trust(8)                          3,060,282 (9)                       22.94 %
International Technology                               6,000,000                        44.98 %
 Investments(10)
Mark Lama(11)                                      2,030,869 (12)                       13.21 %
Charles Moore(11)                                  2,030,869 (12)                       13.21 %
UBS Capital Americas III(11)                       2,030,869 (12)                       13.21 %
----------------------------------------------------------------------------------------------


ALL OFFICERS AND DIRECTORS AS A                    8,706,478                            39.50 %
GROUP

* Less than one percent.

(1) The business address for Messrs. Eidelstein, Lekach, Shalom, Meyer, and Myers is in care of IFX, 707 Skokie Blvd., 5th Floor, Northbrook, IL 60062.
(2) Includes 6,000,000 shares of Common Stock held by International Technology. Mr. Shalom may be deemed to be an affiliate of International Technology and, accordingly, Mr. Shalom may be deemed to beneficially own the shares of Common Stock held by such entity.
(3) Includes 225,000 shares of Common Stock subject to an option granted to Mr. Eidelstein pursuant to the IFX 1999 Stock Option and Incentive Plan, which option currently is exercisable.
(4) Consists of 46,090 shares of Common Stock that Mr. Leiman may acquire upon exercise of currently exercisable options granted to him pursuant to the IFX 1999 Stock Option Plan.
(5) Includes 34,198 shares of Common Stock that Mr. Lekach may acquire upon exercise of currently exercisable options granted to him pursuant to the IFX 1999 Stock Option Plan.
(6) Includes 100,000 shares of Common Stock that Mr. Meyer may acquire upon exercise of an option granted to him by Lee S. Casty, which option currently is exercisable and 600 shares of Common Stock that Mr. Meyer may acquire upon exercise of an option granted to him by the Company, which option is currently exercisable. Also includes 237,812 shares of Common Stock that Mr. Meyer owns jointly with his spouse and 27,000 shares of Common Stock owned by Mr. Myer's Individual Retirement Account.
(7) Consists of 333 shares of Common Stock held by Mr. Myers' spouse as custodian for Mr. Myers' minor children, 400 shares of Common Stock held by Mr. Myers under the Uniform Gifts to Minors Act as custodian for two of his minor children, and 600 shares of Common Stock that Mr. Myers may acquire upon exercise of an option granted to by the Company, which option is currently exercisable.
(8) The Casty Grantor Sub-Trust's address is 2 North LaSalle, Suite 2200, Chicago, IL 60602.
(9)  Includes 100,000 shares subject to an option granted to Burton J. Meyer.
(10) International Technology's address is in care of Adorno & Zeder, 2801 S. Bayshore Drive, Suite 1600, Miami, Florida 33133.
(11) The address of Messrs. Lama, Moore and UBS Capital Americas III is 299 Park Avenue, New York, New York 10171.
(12) These shares are preferred shares which are convertible on a one-for-one basis into Common Stock. Includes 101,544 preferred shares owned by UBS Capital LLC, an affiliate of UBS Capital Americas III. Messrs. Lama and Moore as principals of an affiliate of UBS Capital Americas may be deemed to beneficially own the shares held by UBS. Messrs. Lama and Moore disclaim such ownership.

Item 13 - Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

     C. Adams Note Receivable. Prior to fiscal year 1996, FX Chicago, Inc. made loans of $611,400 to C. Adam Ltd. (successor in interest to SRC, Inc.), an entity affiliated with Lee Casty, a then significant stockholder of IFX. The loans were evidenced by a demand note bearing interest at 8%, which rate subsequently was amended to equal the prime rate. On May 10, 2000, the amounts outstanding under the note were repaid by transferring to FX Chicago, Inc. 31,480 shares of IFX Common Stock with an aggregate fair market value equal to the amount outstanding. The fair market value of shares tendered to repay the note were valued at the average of the closing bid and ask price of Common Stock as reported by the Nasdaq SmallCap Market on each of the three trading days ending on the trading date immediately prior to the delivery of the Common Stock to FX Chicago, Inc. The Company earned interest income of $29,800, $39,400 and $52,400 on this note, on a consolidated basis, during the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

     Loans to ePagos, Inc. During fiscal year 2000, the Company made a short-term loan to ePagos, Inc. (formerly Telcom.Net, L.P.) in the amount of $50,000 and paid expenses of approximately $65,000 on their behalf. As of June 30, 2000, all amounts owed to the Company had been collected. Joel Eidelstein, President of the Company, indirectly owns a minority interest in ePagos. IFX currently owns approximately 17% of ePagos' stock on a fully-diluted basis.

     International Technology Investments. Each of Joseph M. Matalon, a former director of the Company, and Michael Shalom, the Company's Chief Executive Officer, is an affiliate of International Technology Investments, LC ("International Technology" or "ITI"). In November 1998, IFX entered into an agreement with International Technology in which ITI contributed $1 million to IFX and International Technology received 500,000 shares of Common Stock from IFX, at a price of $2.00 per share, for its contribution and the option to acquire 5.5 million IFX shares. As of the date of this report, International Technology has contributed $11 million in additional capital to IFX in exchange for 5,500,000 additional shares of Common Stock from IFX, at a purchase price of $2.00 per share.

     In January 2000, in connection with the exercise of its options to purchase IFX shares, ITI issued a note to the Company in the principal amount of $4,950,000, with an interest rate of 7%. The note was repaid in its entirety in May 2000.

     Facilito.com IFX owns approximately a 49.9% interest in Facilito, a company which provides e-commerce solutions. The remaining 50.1% interest in Facilito is held by The Intcomex Group. The Intcomex Group is owned by family members of Michael Shalom, IFX's Chief Executive Officer. Facilito intends to source a significant portion of its merchandise for its e-commerce sales from Intcomex. In addition, during April 2000, IFX entered into an agreement with Facilito in which it agreed to provide Facilito with web referrals from its Tutopia customers and network services in exchange for certain fees.

     Yupi Shares.   Pursuant to an Amended and Restated Stock Purchase
Agreement, dated as of June 12, between IFX Online, a subsidiary of the Company, and Lee Casty, a then significant stockholder of IFX, IFX Online sold a part of its shares of Yupi Preferred Stock to Mr. Casty for a total purchase price of $5
million.  The proceeds were used for the Company's working capital.   The exact
number of Yupi preferred shares to be transferred by IFX to Mr. Casty will be fixed upon the initial public offering of Yupi shares, or, in the absence of a Yupi public offering, then upon the occurrence of certain other valuation events, but in no event will the number of shares be fixed later than February 24, 2001.

     Tutopia.com, Inc. On August 31, 2000, an entity controlled by Lee Casty purchased approximately 2,317,500 preferred shares of Tutopia.com, Inc. in exchange for $4.9 million. At the time of this transaction, IFX controlled approximately 85% of the Tutopia.com, Inc. stock.

     UBS Capital Americas. Mr. Moore is a director and Mr. Lama a principal of UBS Capital Americas, LLC, an affiliate of UBS Capital Americas III, L.P. and UBS Capital LLC, which together purchased $25 million of IFX Preferred Stock in June and July 2000 and $15 million of preferred stock in Tutopia.com, Inc., a former subsidiary of IFX, in August 2000. Mr. Moore and Mr. Lama have an investment interest in UBS and thus may benefit from transactions between UBS on the one hand and IFX and its subsidiaries on the other.

     IFX's legal counsel. Scott J. Bakal is the trustee of the Casty Grantor Subtrust, which owns 22.94% of the outstanding stock of IFX. Mr. Bakal is a partner in the law firm of Neal, Gerber & Eisenberg which provides legal services on a regular basis to IFX.

     Tutopia Share Purchases. During the past fiscal year, James Casty, a trust established for Scott Casty, and Nikrey Investment Group LP, a company substantially all of which is owned by Ronald Casty, purchased shares of Class B Common Stock of Tutopia at a price of $3.00 per share. James Casty, Scott Casty and Ronald Casty are brothers of Lee Casty, who was then a significant stockholder of IFX. The purchases were made pursuant to a private placement of $4,500,000 of Class B Common Stock of Tutopia. James Casty purchased 53,333 shares in the offering; the trust benefiting Scott Casty purchased 53,333 shares; and Nikrey purchased 26,667 shares. Additionally, on August 31, 2000, James Casty purchased 53,591 shares of preferred stock of Tutopia. The purchase was made pursuant to a private placement of $20,000,000 of preferred stock of Tutopia.

     The Company believes that all transactions disclosed above have been, and the Company's board of directors intends that any future transactions with its officers, directors, affiliates or principal stockholders will be, on terms that are no less favorable to the Company than those that are obtainable in arm's length transactions with unaffiliated third parties.

PART IV
-------------------------------------------------------------------------------

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------------


(a)  1.  Financial Statements:
         The following financial statements are attached to this Form 10-K commencing on page 39.


                                                                Page No
                                                                -------

Report of Independent Certified Public Accountants.............     39

Report of Independent Certified Public Accountants.............     40

Consolidated Balance Sheets as of June 30, 2000 and 1999.......     41

Consolidated Statements of Operations for the Years

 ended June 30, 2000, 1999 and 1998............................     42

Consolidated Statements of Changes in Stockholders'

 Equity for the Years Ended June 30, 2000, 1999 and 1998.......     43

Consolidated Statements of Cash Flows for the Years

  ended June 30, 2000, 1999 and 1998...........................     44

Notes to Consolidated Financial Statements.....................     45

     2.  Financial Statement Schedules
         Schedule II - Valuation and qualifying accounts

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     3.  Exhibits

     The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

(b) Report on Form 8-K dated June 15, 2000 regarding the UBS Capital Americas preferred stock investment.


                         IFX Corporation Exhibit Index
                         -----------------------------

        Exhibit Number                Description of Exhibit
        --------------                ----------------------
            3(i)/1/   Restated Certificate of Incorporation of the Registrant

            3(ii)/1/  By-laws, effective June 15, 2000

            4.1/1/ Certificate of Designation, Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant

            4.2/1/ Registration Rights Agreement dated as of June 15, 2000 among the Registrant, UBS Capital Americas III, L.P., UBS
                      Capital LLC, International Technology Investments, LC and
                      Lee S. Casty

            10.1/1/   Stockholders Agreement dated as of June 15, 2000 among
                      Registrant, UBS Capital Americas III, L.P., UBS Capital
                      LLC, International Technology Investments, LC, Joel
                      Eidelstein, Michael Shalom and Lee S. Casty

            10.2/1/ Stock Purchase Agreement dated as of June 15, 2000 among the Registrant, UBS Capital Americas III, L.P. and UBS
                      Capital LLC

            10.3/1/  Form of Non-Qualified Stock Option Agreement between the
                     Registrant and employee with attached schedule describing actual option grants

            10.4/1/  Employment Agreement dated as of January 1, 2000 between
                     Joel Eidelstein and the Registrant

            10.5/1/ Stock Option Agreement dated as of November 10, 1998, between Joel Eidelstein and the Registrant

            10.6/1/  Employment Agreement dated as of January 1, 2000 between
                     Michael Shalom and the Registrant

            10.7/1/ Amendment to Employment Agreement dated as of April 1, 2000 between Zalman Lekach and the Registrant

            10.8/1/  Stock Option Agreement dated as of January 1, 2000, between
                     Zalman Lekach and the Registrant

            10.9/1/  Employment Agreement dated as of June 26, 1999 between Jose
                     Leiman and the Registrant

            10.10/1/ Amended and Restated Stock Purchase Agreement dated as of
                     June 12, 2000 between the Registrant and Lee S. Casty

            10.11/1/ Form of Directors Stock Option Agreement with attached schedule describing actual option grants

            10.12 Termination of Co-Branded Free ISP Agreement, effective as of June 1, 2000 Tutopia.com, Inc. and Spinway, Inc.

            10.13    Amendment No. 1 to Stockholders Agreement among the
                     Registrant, UBS Capital Americas III, L.P., UBS Capital
                     LLC, International Technology Investments, LC, Joel
                     Eidelstein, Michael Shalom and Lee S. Casty dated as of
                     July 28, 2000 among the Registrant, UBS Capital Americas
                     III, L.P., UBS Capital LLC, International Technology
                     Investments, LC, Joel Eidelstein, Michael Shalom, Lee S.
                     Casty and the Casty Grantor Subtrust

            10.14    Stock Purchase Agreement dated as of August 7, 2000 among
                     Tutopia.com, Inc., the Registrant, UBS Capital Americas,
                     III, L.P., UBS Capital LLC, LSC, LLC, Glacier Internet
                     Investments, Ltd. and William and Brenda Viner, Beth Ann
                     Viner, Andy Eli Viner and Steven Shenitzer

            10.15    Dial Access Agreement dated as of August 31, 2000 between
                     Tutopia.com, Inc. and the Registrant

            10.16 Revenue Sharing Agreement dated as of August 31, 2000 between Tutopia.com, Inc. and the Registrant

            10.17    Inter-Company Services Agreement dated as of August 31,
                     2000 between Tutopia.com, Inc. and the Registrant

            10.18    Share Sale Agreement, dated August 24, 2000, between Duncan
                     Lawrie Offshore Services Limited in its capacity as trustee for The IFX Group Trust and the Registrant

            11.2/2/  Lucent Technologies Agreement

            21.1     List of subsidiaries of the Company

            23.1     Consent of Ernst & Young LLP

            23.2     Consent of Arthur Andersen LLP

            27       Financial Data Schedule

-------------------------
/1/ Incorporated by reference to Registrant's Report on Form 8-K filed on July 5, 2000

/2/ Incorporated by reference to Registrant's Report on Form 10-Q filed on November 15, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
-------------------------------------------------------------------------------


To the Stockholders of
IFX Corporation
and Subsidiaries

     We have audited the accompanying consolidated balance sheets of IFX Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended June 30, 2000 and 1999 and listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFX Corporation and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended June 30, 2000 and 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                             /s/ ERNST & YOUNG LLP

Miami, Florida
September 22, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------


To the Stockholders of
IFX Corporation
and Subsidiaries:


     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of IFX Corporation (a Delaware corporation) and subsidiaries ("the Company") for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with accounting principles generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of IFX Corporation and subsidiaries for the year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP
Chicago, Illinois,
September 24, 1999

                       IFX Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                                             June 30, 2000   June 30, 1999
                                                                                             --------------  --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................................   $ 15,049,300     $ 5,482,800
  Receivables, net of allowance for doubtful accounts of $922,500 and                            1,295,900         458,300
          $80,100 at June 30, 2000 and 1999,  respectively.................................
  Net assets of discontinued operations....................................................        952,600       3,726,900
  Income taxes receivable..................................................................      1,632,600              --
--------------------------------------------------------------------------------------------------------------------------
          Total current assets.............................................................     18,930,400       9,668,000
--------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET................................................................     15,505,400       1,884,200
--------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Acquired customer base, net of accumulated amortization of $5,511,800 and $155,500,           21,220,500       2,686,600
          respectively.....................................................................
  Investments, cost basis..................................................................      2,865,500       3,113,500
  Investments, equity basis................................................................        315,100         241,500
  Prepaid expenses.........................................................................        749,500              --
  Notes receivable.........................................................................             --         612,500
  Foreign taxes recoverable................................................................      1,637,500              --
  Other assets.............................................................................      1,307,000         655,200
--------------------------------------------------------------------------------------------------------------------------
          Total other assets...............................................................     28,095,100       7,309,300
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS...............................................................................   $ 62,530,900     $18,861,500
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.........................................................................   $  7,534,000     $ 1,152,100
  Accrued expenses.........................................................................      4,393,800       1,295,100
  Deferred revenues........................................................................        391,100              --
  Liabilities related to acquisitions......................................................      1,568,000              --
  Current portion of capital lease obligations.............................................      1,935,300              --
--------------------------------------------------------------------------------------------------------------------------
          Total current liabilities........................................................     15,822,200       2,447,200
--------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Notes payable............................................................................        374,700         316,900
  Deferred gain on sale of investment......................................................      4,451,900              --
  Capital lease obligations, less current portion..........................................      9,032,500              --
--------------------------------------------------------------------------------------------------------------------------
          Total long-term liabilities......................................................     13,859,100         316,900
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES..........................................................................     29,681,300       2,764,100
==========================================================================================================================
--------------------------------------------------------------------------------------------------------------------------
  Minority interest in subsidiary..........................................................      4,394,900              --
--------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS EQUITY:
  Preferred Stock, $.02 par value; 10,000,000 shares authorized, 1,210,398
          issued and outstanding at June 30, 2000..........................................     14,900,000              --
  Common stock, $.02 par value; 50,000,000 shares authorized, 13,295,183 and
          6,830,240 shares issued and outstanding at June 30, 2000 and 1999, respectively          265,900         136,600
  Additional paid-in capital...............................................................     66,818,300      11,299,100
  (Accumulated deficit) retained earnings..................................................    (41,059,800)      4,817,200
  Accumulated other comprehensive loss.....................................................       (337,200)        (26,000)
  Deferred compensation....................................................................    (12,132,500)       (129,500)
--------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY.................................................................     28,454,700      16,097,400
==========================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................................   $ 62,530,900     $18,861,500
==========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       IFX Corporation and Subsidiaries
                     Consolidated Statements Of Operations


-------------------------------------------------------------------------------------------------------
                                                                           12 Months Ended
                                                                               June 30,
                                                            -------------------------------------------
                                                                  2000          1999          1998
                                                            -------------------------------------------
REVENUES:
 Dial-up....................................................   $  7,250,600   $   616,300    $        -
 Dedicated line services....................................      1,351,100        28,200             -
 Web hosting and design services............................        379,000        80,800             -
 Other......................................................        705,200             -             -
-------------------------------------------------------------------------------------------------------
      Total revenues........................................      9,685,900       725,300             -
-------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of revenues...........................................      8,217,200       445,500             -
 General and administrative.................................     22,283,800     2,691,800       729,400
 Sales and marketing........................................      9,177,400       247,600         3,700
 Depreciation and amortization..............................      8,148,700       232,400             -
 Non-cash stock compensation.............................         6,359,100        39,000             -
 Contract cancellation costs.............................         6,815,700             -             -
-------------------------------------------------------------------------------------------------------
         Total operating expenses...........................     61,001,900     3,656,300       733,100
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
         Operating loss from continuing operations..........    (51,316,000)   (2,931,000)     (733,100)
-------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest income............................................        414,800       376,100       290,100
 Interest expense...........................................       (595,300)            -             -
 Minority interest in subsidiary............................      1,110,100             -             -
 Loss from operations of equity investees...................       (330,200)     (107,700)            -
 Other...................................................           101,200       136,200       126,500
-------------------------------------------------------------------------------------------------------
       Total other income, net..............................        700,600       404,600       416,600
-------------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes.........    (50,615,400)   (2,526,400)     (316,500)
Income tax benefit..........................................      2,771,400       811,000       108,000
-------------------------------------------------------------------------------------------------------
Loss from continuing operations.............................    (47,844,000)   (1,715,400)     (208,500)
-------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of taxes...........      1,967,000     3,117,600     3,575,200
-------------------------------------------------------------------------------------------------------
       Net (loss) income....................................   $(45,877,000)  $ 1,402,200    $3,366,700
-------------------------------------------------------------------------------------------------------

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
 Continuing operations......................................         $(4.71)       $(0.26)   $    (0.03)
 Discontinued operations....................................          $0.19         $0.48    $     0.57
-------------------------------------------------------------------------------------------------------
       Net (loss) income....................................         $(4.52)        $0.22    $     0.54
=======================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic and diluted..........................................     10,153,565     6,498,204     6,246,545
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       IFX Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
               For the Years Ended June 30, 2000, 1999 and 1998

                                    Common Stock
                               ------------------------                                                 Accumulated
                                                                                          Retained         Other
                     Preferred                             Paid-in         Deferred       Earnings     Comprehensive
                       Stock       Shares       Amount     Capital       Compensation     (Deficit)    Income (loss)      Total
                  ------------------------------------------------------------------------------------------------------------------
Balance June 30,
1997.............                6,279,130     $125,600   $ 8,075,500            $ -      $    48,300      $(45,700)   $  8,203,700
Repurchase of
fractional shares
pursuant to
one-for five
reverse split....           -           (10)           -             -                              -             -               -
Repurchase of
common stock and
odd lots.........           -      (123,580)      (2,500)     (232,800)                             -             -        (235,300)
Net and
comprehensive
income...........           -             -            -             -                      3,366,700             -       3,366,700
                  ------------------------------------------------------------------------------------------------------------------
Balance June 30,
1998..............          -     6,155,540      123,100     7,842,700                      3,415,000       (45,700)     11,335,100
                  ==================================================================================================================
Stock issued for
cash.............           -       500,000       10,000       990,000                              -             -       1,000,000
Stock and options
issued for
acquisitions......          -       174,700        3,500     2,297,900                              -             -       2,301,400
Compensation
associated with
grant of stock
options and
warrants.........           -                                   39,000                              -             -          39,000
Deferred
compensation
associated with
grant of stock
options..........           -             -            -       129,500        (129,500)             -             -               -
Net
income...........           -             -            -             -                      1,402,200                     1,402,200
Foreign currency
translation......           -             -            -             -                              -        19,700          19,700
Comprehensive                                                                                                        ---------------
income...........                                                                                                        1,421,900
                  ------------------------------------------------------------------------------------------------------------------
Balance June 30,
1999.............           -     6,830,240      136,600    11,299,100        (129,500)     4,817,200      (26,000)     16,097,400
                  ==================================================================================================================
Stock issued for
cash.............           -     5,541,511      110,800    11,020,800               -              -            -      11,131,600
Stock issued for
acquisitions.....           -       835,598       16,700    20,938,200               -              -            -      20,954,900
Stock issued for
contract
termination......           -       119,314        2,400     4,154,300               -              -            -       4,156,700
Issuance of
preferred
stock..........    14,900,000             -            -             -               -              -            -      14,900,000
Compensation
expense
associated with
warrants for
contract
termination......           -             -            -     1,659,000               -              -            -       1,659,000
Compensation
expense
associated with
variable stock
options..........           -             -            -     1,144,400               -              -            -       1,144,400
Deferred
compensation
associated with
grant of stock
options..........           -             -            -    17,217,700     (12,003,000)                          -       5,214,700
Common stock
retired..........           -       (31,480)        (600)     (615,200)              -              -            -        (615,800)
Net loss.........           -             -            -             -               -    (45,877,000)           -     (45,877,000)
Foreign currency
translation...              -             -            -             -               -              -     (311,200)       (311,200)
                                                                                                                     ---------------
Comprehensive
loss.............           -             -            -             -               -              -            -     (46,188,200)
                  ------------------------------------------------------------------------------------------------------------------
Balance June 30,
2000............. $14,900,000    13,295,183     $265,900   $66,818,300    $(12,132,500)  $(41,059,800)   $(337,200)   $ 28,454,700
                  ==================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       IFX Corporation and Subsidiaries
                     Consolidated Statements Of Cash Flows

                                                            For the Year Ended June 30,
                                                       2000             1999             1998
                                                   ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..............................    $(45,877,000)     $ 1,402,200      $ 3,366,700
Adjustments to reconcile net (loss) income to                                                   -
   net cash (used in) provided by operating
   activities:
     Depreciation..............................       2,792,400           76,900            1,700
     Amortization..............................       5,356,300          155,500                -
     Bad debt expense..........................         842,400           80,100                -
     Compensation associated with stock options       6,359,100           39,000                -
     Compensation associated with consulting
      agreements...............................       4,156,700                -                -
     Expense associated with stock warrants....       1,659,000                -                -
     Equity in net (income) loss of equity
      investees................................         330,200          107,700          (70,200)
     Minority interest in subsidiary...........      (1,110,100)               -                -

Change in net assets of discontinued
operations.....................................       2,774,300        1,307,600        1,853,500

Changes in operating asset and liabilities:
     Foreign taxes recoverable.................      (1,637,500)               -                -
     Receivables...............................      (1,188,900)        (218,700)         (89,500)
     Income taxes receivable...................      (1,632,600)               -                -
     Other assets..............................      (1,237,600)        (129,500)           1,900
     Due from affiliates.......................         114,100                -                -
     Deferred revenues.........................         391,100                -                -
     Accrued expenses..........................       3,098,700                -                -
     Accounts payable..........................       5,139,100          800,700          (32,400)
-------------------------------------------------------------------------------------------------
Cash (used) provided by operating activities...     (19,670,300)       3,621,500        5,031,700
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale Yupi Internet, Inc. shares..       5,000,000       (3,113,500)               -
Investment, cost basis.........................        (300,000)               -                -
Acquisitions, primarily customer base..........      (2,443,900)        (443,800)               -
(Increase) decrease in investments, equity             (528,500)        (229,000)         219,200
 basis.........................................
Increase (decrease) in notes receivable........          (2,700)          (1,100)           7,500
Purchases of property and equipment............      (4,646,900)        (991,200)         (14,400)
-------------------------------------------------------------------------------------------------
Cash (used) provided by investing activities...      (2,922,000)      (4,778,600)         212,300
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable...........          34,900          (13,000)      (1,586,600)
Proceeds from short-term vendor financing......         898,500                -                -
Issuance (repurchase) of common stock..........      11,131,600        1,000,000         (235,300)
Issuance of preferred stock....................      14,900,000                -                -
Minority interest..............................       5,505,000                -                -
-------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities...      32,470,000          987,000       (1,821,900)
-------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and
 cash equivalents..............................        (311,200)         (19,700)               -
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents...................................       9,566,500         (150,400)       3,422,100
Cash and cash equivalents, beginning of period.       5,482,800        5,633,200        2,211,100
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period.......    $ 15,049,300      $ 5,482,800      $ 5,633,200
=================================================================================================

  The accompanying notes are an integral part of the consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the years ended June 30, 2000, 1999 and 1998

  Supplemental Information of Non-Cash Investing and Financing Activities and
                             Other Cash Flow Data


2000

     During the year ended June 30, 2000, the Company acquired several entities (see note 3). In connection with those acquisitions, the Company assumed liabilities in the amount of $0.7 million and issued stock valued at approximately $20.9 million. The non-cash effects of the acquisitions is excluded from the accompanying consolidated statement of cash flows.

     Interest paid during the year ended June 30, 2000 was approximately $0.6 million, which was mostly related to capital leases. Income tax refund received during the year ended June 30, 2000 was approximately $0.5 million.

     The Company acquired equipment of approximately $11 million under capital leases. The majority of the capital leases is related to Lucent Technologies.

     Prior to fiscal year 1996, FX Chicago, Inc. made loans of approximately $0.6 million to C. Adam Ltd. an entity affiliated with Lee Casty, a then significant stockholder of IFX. The loans were evidenced by a demand note bearing interest at 8%, which rate subsequently was amended to equal the prime rate. On May 10, 2000, the amounts outstanding under the note were repaid by transferring to FX Chicago, Inc. 31,480 shares of IFX Common Stock with an aggregate fair market value equal to the amount outstanding. The fair market value of shares tendered to repay the note were valued at the average of the closing bid and ask price of Common Stock as reported by the Nasdaq SmallCap Market on each of the three trading days ending on the trading date immediately prior to the delivery of the Common Stock to FX Chicago, Inc.


1999

     During the year ended June 30, 1999, the Company acquired several entities. In connection with those acquisitions, the Company assumed liabilities in the amount of $1.8 million and issued stock valued at approximately $2.3 million. The non-cash effects of the acquisitions is excluded from the accompanying consolidated statements of cash flows.

     Interest paid during the year ended June 30, 1999, was $1,000, substantially all of which was paid to related parties. Income taxes paid during the year ended June 30, 1999, was approximately $1 million. Interest payments to customers related to discontinued operations during the years ended June 30, 2000, was approximately $0.8 million.


1998

     Interest paid during the year ended June 30, 1998 was $53,900, substantially all of which was paid to related parties. Income taxes paid during the year ended June 30, 1998 was $0.8 million. Interest payments to customers related to discontinued operations during the year ended June 30, 1998 was approximately $1.9 million.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Business

     The consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiaries and majority-owned subsidiary, Tutopia.com, in which the Company had an 85% interest at June 30, 2000. (collectively referred to herein as "IFX", "IFX Networks" or the "Company") for which it has a controlling financial interest. All intercompany accounts and transactions are eliminated in consolidation. IFX was incorporated under Illinois law in 1985 and changed its state of incorporation to Delaware in 1995. The Company's fiscal year end is June 30. References herein to fiscal 2000, 1999 and 1998 refer to the twelve-month periods ended June 30, 2000, 1999 and 1998, respectively.

     IFX has created an extensive pan-regional Internet platform as a leading provider of Internet-based network products and services throughout Latin America. IFX's Internet operations are based in Miami, Florida. Since November 1998, IFX has acquired 24 ISPs and Internet businesses and has commenced four ISP operations. The IFX network currently covers 15 countries: Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States. IFX has over 450 employees, and has offices and a network that covers over 58 cities in the Latin American region.

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

Revenue Recognition

     Revenue from customer contracts related to dial-up access, dedicated phone line and web hosting fees is recognized ratably over the term of the underlying contract, which is generally from one month to three years. Cash received in advance of revenues earned is recorded as deferred revenues. Incremental revenues derived from other services is recognized as earned. Revenues from the earn-out payments related to the discontinued operations are recorded as they are earned.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. The four criteria that must be met to recognise revenue are: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured. In June 2000, the SEC issued SAB 101B delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (fourth quarter of 2000 for calendar year companies). The Company does not believe the adoption of SAB 101 will have a material impact on the Company's results of operations. However, the Company understands the SEC staff will issue additional guidance in the form of a Frequently Asked Questions (FAQ) document in the third quarter of 2000, at which time the Company will reevaluate the impact of SAB 101.

Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

     The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country and the Company's policy is designed to limit exposure to any one institution.

     The Company's receivables potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited to billings to customers for services. The use of pre-approved charges to customer credit cards and the ability of IFX to terminate Internet access on delinquent accounts, limits the risks of these losses. In addition, the concentration of credit risk is mitigated by the large number of customers comprising the Company's customer base.

Sources of Supplies

     The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on the Company's operating results.

Cash and Cash Equivalents

     The Company considers all financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The carrying amounts of the Company's cash and cash equivalents, receivables, accounts payable and notes payable approximate fair value.

Long-Lived Assets

     In the event that facts and circumstances indicate that the costs of assets may be impaired, an evaluation of the recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value is required. The Company evaluates the possible impairment of long-lived assets by reviewing cash flows generated on a country-by-country basis, which is consistent with the way the Company's segments are reported. In addition, during fiscal 2000, the Company's Tutopia subsidiary began offering free Internet access to subscribers. The Company included in its analysis of recoverability the Company's proportionate share of the fair value or future cash flows to be derived from the free users of Tutopia. The Company does not believe that any impairment has occurred at June 30, 2000.

Investments

     The Company has investments in ePagos.com, Inc., Yupi Internet, Inc and Centronet.com, Inc., in which the Company does not have the ability to exercise significant influence over either investee. Accordingly, the Company accounts for these investments under the cost method.

     The Company has a 49.9% investment in Facilito.com, Inc. Accordingly, the Company accounts for this investment under the equity method.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, commencing when assets are installed or placed in service. Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the remaining terms of the leases. The estimated useful lives generally range between 3 and 10 years.

Acquired Customer Base

     Acquired Customer Base consists of the excess of the purchase price paid over the tangible net assets of acquired companies. The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet Service Providers ("ISPs"). Subscriber acquisition costs capitalized at June 30, 2000 were approximately $26.7 million.

     Amortization is provided using the straight-line method over three years commencing when the customer base is acquired. Amortization expense for the year ended June 30, 2000, was approximately $5.5 million and for the year ended
June 30, 1999 was $0.2 million.

Advertising and Marketing Expenses

     The Company expenses all advertising and marketing costs as they are incurred. Advertising expense was $9.2 million, $0.2 million and $0 during fiscal 2000, 1999 and 1998, respectively.

Income Taxes

     The Company uses the liability method of accounting for income taxes, whereby deferred income taxes are provided on items recognized for the differences in the basis of assets and liabilities for financial reporting and income tax purposes.

Risks and Uncertainties

     The Company's operations are subject to certain risks and uncertainties, including those associated with: a brief history operating in the Internet network business; loss from continuing operations; negative cash flow and fluctuations in operating results; funding expansion and acquisitions; international operations; dependence on key personnel; dependence on suppliers; financing arrangement terms that may restrict operations; and pending litigation related to the discontinued operations.

Reclassification

     Certain amounts previously reported have been reclassified to conform to the current method of presentation.

Stock-Based Compensation

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company grants stock options generally for a fixed number of shares with an exercise price equal to or below the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the market value on the date of the grant is above the exercise prize of the options.

Computation of Earnings or Loss per Common Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities consist of stock options and common shares issuable upon the conversion of the Preferred Stock. Potentially dilutive securities have been excluded from the calculation of diluted loss from continued operations since their effect would have been anti-dilutive. Approximately 2.3 million such potentially dilutive securities were excluded from the June 30, 2000, earnings per share calculation.

New Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS No. 133 to delay the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS No. 133, as amended, in fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

Cost of Computer Software

     Effective July 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. For the year ended June 30, 2000, the Company capitalized $2.5 million of software that was developed for internal use.

Foreign Currency Translation

     The functional currency of the Company's active subsidiaries is the local currency. Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and accumulated in accumulated other comprehensive income (loss), a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations. The financial statements of subsidiaries located in countries with highly inflationary economies are re-measured as if the functional currency were the U.S. Dollar. The re-measurement creates translation adjustments that are reflected in net income.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Comprehensive Income

     As of July 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of SFAS No. 130 had no impact on the Company's net (loss) income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income.


2.  DISCONTINUED OPERATIONS

     In June 1999, IFX divested its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits, as specifically defined, of IFX Ltd. through June 30, 2002. Following the sale of its U.K. subsidiary, IFX decided not to invest the sales proceeds in the trading business and, instead, decided to continue to develop businesses in the Internet industry. Accordingly, the Company has accounted for this disposal, and the disposal of operations related to the same business segment made in prior years, as noted below, as discontinued operations. In September 2000, IFX sold its IFX Ltd. redeemable preference share to the other shareholders of IFX Ltd. for $2.4 million, thus terminating IFX's right to earn-out payments from IFX Ltd.

     On May 31, 1996, the Company sold substantially all of its brokerage accounts and related assets maintained by Index, one of its subsidiaries. The purchase price is payable by the buyer based on a percentage of net income (as defined by the sales agreement) during a sixty-six month period following the sale. The sales contract required Lee S. Casty to sign a non-competition agreement. As compensation for providing such an agreement, a portion of the purchase price was to be paid to Lee S. Casty. Mr. Casty irrevocably transferred his right to receive payments under such agreement to the Company. Accordingly, a portion of the purchase price which would otherwise have been received by Lee
S. Casty is being included in revenue by the Company. In addition, in conjunction with the sale, the Company issued a limited indemnification agreement to the buyer. The agreement covers potential customer claims arising from activity prior to the sale.

     The following table summarizes financial information related to the Company's discontinued operations:

                                                                                      Year Ended
                                                                                       June 30,
                                                                       ---------------------------------------
                                                                          2000          1999          1998
                                                                       -----------   -----------   -----------
Income from discontinued operations before income taxes..............  $ 3,026,100   $ 4,785,500   $ 5,852,400

Income tax provision on discontinued operation.......................   (1,059,100)   (1,667,900)   (2,277,200)
                                                                       ---------------------------------------
Income from discontinued operations, net of taxes....................  $ 1,967,000   $ 3,117,600   $ 3,575,200
                                                                       =======================================

     The information set forth in the remaining Notes to Consolidated Financial Statements relates to continuing operations unless otherwise specified.

3.  ACQUISITIONS

     During fiscal 2000, the Company acquired 18 companies for a total purchase price of approximately $26 million, of which approximately $2.8 million was paid in cash, approximately $20.9 million was paid by issuing 835,598 shares of the Company's common stock, approximately $1.6 million will be paid with cash or shares of common stock of the Company and the Company assumed approximately $0.7 million in liabilities.

     The Company accounted for the acquisitions under the purchase method of accounting and the results of operations of the acquired entities have been included in the financial statements of the Company from the respective dates of acquisition. The excess purchase price over the fair value of the net assets acquired has been allocated to Acquired Customer Base. Acquired Customer Base resulting from such acquisitions of approximately $23.9 million is being amortized using the straight-line method over three years.


     The following table summarizes the Company's acquisitions during fiscal year 2000:

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------------------------------------
     Date                            Acquisition/Investment/                   Business         Country
----------------        ---------------------------------------------------   ------------ -------------------
July 1999                   Sistemas de Diseno y Manufactura                   ISP            Mexico
                            Interactiva                                        ISP            Chile
August 1999                 Intermedia                                         ISP            Chile
                            E-Net Teleinformatica                              ISP            Brazil
                            Vianet                                             ISP            El Salvador
                            ITS Networks                                       ISP            Honduras
October 1999                NetSpace                                           ISP            Mexico
                            The Conex Group                                    ISP            Brazil
November 1999               Sistemas Integrales, Servicios y Comunicaciones    ISP            Mexico
December 1999               Panaweb                                            Web design     Panama
                            Networks de Mexico                                 ISP            Mexico
                            Zalhe Informatica                                  ISP            Brazil
                            Nicanet                                            ISP            Nicaragua
                            Parmil                                             ISP            Uruguay
January 2000                Brasilnet Comunicacoes                             ISP            Brazil
                            Openway                                            ISP            Colombia
June 2000                   Mr. Help Informatica                               Web hosting    Brazil
                            Ludix Internet                                     ISP            Brazil

     The following unaudited pro forma data summarizes the results of operations for the periods indicated as if all of the Company's acquisitions had been completed on July 1, 1998, the beginning of fiscal 1999. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1998 or that may be obtained in the future. The pro forma data does not give effect to acquisitions completed subsequent to June 30, 2000.

                                                                                                   Year Ended June 30,
                                                                                             -----------------------------
                                                                                                   2000           1999
                                                                                               ------------    -----------
                                                                                                       (Unaudited)
              Total revenues..............................................                     $ 13,303,100    $12,181,100
              Net loss....................................................                      (54,978,400)    (7,511,800)
              Basic and diluted net loss per common share.................                     $      (5.41)   $     (0.74)



4.  STOCK-BASED COMPENSATION PLANS

Directors Stock Option Plan

     On October 13, 1999, the Company filed a Proxy Statement pursuant to
Section 14(a) of the Securities Exchange Act of 1934, in which, among other things, it requested shareholder approval for the IFX Corporation Directors Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to assist the Company in securing individuals who are not already employees or officers of the Company to serve on its Board of Directors, and to provide financial incentives to such directors to exert their best efforts on behalf of the Company. In general, the Directors Plan provides that each eligible director automatically will receive an option to purchase (i) 450 shares of Common Stock upon such director's initial election to the Board of Directors of the Company, provided such director is elected after the effective date of the Directors Plan, and (ii) for each year thereafter and on the date of each annual meeting of the stockholders of the Company, 450 shares of Common Stock for service as a director and 75 shares of Common Stock for each Committee of the Board of Directors upon which such director serves. On November 9, the shareholders voted in favor of the Directors Plan.

Employee Stock Option Plan

     On October 13, 1999, the Company filed a Proxy Statement Pursuant to
Section 14(a) of the Securities Exchange Act of 1934, in which, among other things, it requested shareholder approval for an amendment to the

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


IFX Corporation 1998 Stock Option and Incentive Plan (the "Option Plan") to increase the number of shares of common stock available for issuance under the Option Plan. On November 9, 1999, the shareholders voted in favor of the amendment increasing the number of common shares available under the Option Plan from 900,000 to 1,800,000. In June 2000, the directors voted to increase the size of the Option Plan by an additional 600,000 shares, subject to stockholder approval, and an additional 600,000 shares were reserved for issuance pursuant to the 1998 Stock Option Plan. Options generally vest thirty four percent (34%) one year after the date granted, and eight and one quarter percent (8.25%) on the last day of each of the following quarters.

     In connection with the granting of stock options to employees in fiscal 2000 and 1999, the Company recorded deferred compensation of approximately $17.2 million and $0.1 million, respectively. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amortization amount recognized as expense during fiscal 2000 and 1999 amounted to approximately $5.2 million and $3,700, respectively. In addition, the Company has recognized as expense for variable options $1.1 million and $35,300 during fiscal 2000 and 1999, respectively.

     The following table summarizes the Company's stock option activity:

                                                                                 Weighted Average
                                                               Shares             Exercise Price
                                                       ----------------------------------------------
Outstanding at June 30, 1998                                              -                    $    -
Granted                                                             442,500                      5.97
Canceled                                                                  -                         -
                                                       ----------------------------------------------
Outstanding at June 30, 1999                                        442,500                      5.97
Granted                                                           1,896,167                     12.54
Cancelled                                                           (34,750)                    18.21
Exercised                                                            (9,033)                     9.71
                                                       ----------------------------------------------
Outstanding at June 30, 2000                                      2,294,884                    $10.05
                                                       ==============================================

     The following table summarizes information concerning outstanding options at June 30, 2000:



                                                           Weighted Average
Exercise Price          Number of    Weighted Average    Remaining Contractual           Number        Weighted Average
   Range                 Shares       Exercise Price        Life (in years)            Exercisable      Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$3.00 to 5.00               301,000             $ 3.01         8.3 years                    225,333                $ 3.00
5.01 to 10.00             1,037,634               8.57         9.7 years                     97,475                  7.86
10.01 to 15.00              398,916              14.12         9.1 years                    103,583                 13.20
15.01 to 20.00              537,334              19.28         9.4 years                     78,500                 17.29
20.01 to 30.00               20,000              26.25         9.2 years                     20,000                 26.25
                    ---------------                                                 ---------------
                          2,294,884              11.47         9.3 years                    524,891                  9.16
                    ===============                                                 ===============

Statement of Financial Accounting Standards No. 123

     The Company has elected to account for its stock-based compensation plans under APB No. 25, however, the Company has computed for pro forma disclosure purposes the fair value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted-average assumptions. No options were granted during fiscal 1998.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Year Ended June 30,
                                                             -------------------------------------------
                                                                        2000                1999
                                                             -------------------------------------------
Risk-Free Interest Rate                                                 6.00%               5.50%
Expected Dividend Yield                                                 0.00%               0.00%
Expected Lives                                                        5.0 years           5.0 years
Expected Volatility                                                     0.96                1.25

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The per share weighted average fair value of options granted during fiscal 2000 and 1999 was $13.76 and $3.59, respectively.


     If compensation cost for IFX's stock-based compensation plans had been determined under SFAS No. 123 "Accounting for Stock-Based Compensation," IFX's net income and earnings per share would have been the pro forma amounts indicated below:

                                                                                   Year Ended June 30,
                                                                     ---------------------------------------------
                                                                                 2000                    1999
                                                                     ---------------------------------------------
Net (loss) Income                                     As reported             $(45,877,000)             $1,402,200
                                                      Pro forma               $(55,119,000)             $1,288,600

Basic and diluted earnings (loss) per share           As reported             $      (4.52)             $     0.22
                                                      Pro forma               $      (5.43)             $     0.20

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                                   June 30,
                                                                                         2000                   1999
                                                                               --------------------------------------------
Computer equipment...........................................                          $ 5,207,700             $1,833,100
Furniture and fixtures.......................................                              671,800                176,600
Leasehold improvements.......................................                              728,600                243,800
Assets under capital lease agreements........................                            9,569,300                     --
Software.....................................................                            2,472,400                     --
Other........................................................                              162,500                     --
                                                                               --------------------------------------------
                                                                                        18,812,300              2,253,500
Less accumulated depreciation and amortization...............                           (3,306,900)              (369,300)
                                                                               --------------------------------------------
Property and equipment, net..................................                          $15,505,400             $1,884,200
                                                                               ============================================

     Accumulated amortization of assets under capital lease agreements was approximately $1.2 million at June 30, 2000.


6.  NOTES PAYABLE

     In connection with certain acquisitions, the Company assumed notes payable aggregating to a principal amount of approximately $0.4 million.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  ACCRUED EXPENSES

     The accrued expenses consist of the following:

                                                                     Fiscal year end
                                                      --------------------------------------------
                                                                   2000                  1999
                                                      --------------------------------------------
Salaries and employee benefits....................                $  603,200            $  189,000
Advertising.......................................                   396,600                     -
Legal and professional fees.......................                 1,327,900               303,200
Telecommunications................................                   763,600               114,900
Accrued taxes.....................................                   915,900               223,400
All other.........................................                   386,600               464,600
                                                      --------------------------------------------
       Total......................................                $4,393,800            $1,295,100
                                                      ============================================

8.  STOCKHOLDERS' EQUITY

General

     IFX's certificate of incorporation provides that it may issue up to 50,000,000 shares of common stock, par value $.02 per share and 10,000,000 shares of preferred stock. As of June 30, 2000, IFX had approximately 191 holders of record of its common stock with a total of 13,295,183 shares of common stock outstanding, and 1,210,398 shares of preferred stock outstanding. IFX's common stock is listed on The Nasdaq SmallCap Market under the symbol "FUTR."

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

     In November 1998, IFX entered into an agreement ("Agreement") with International Technology Investments, LC ("ITI"), a then unrelated third party, and another major shareholder, pursuant to which the Company formed Emerging Networks Inc., a wholly-owned subsidiary of IFX, and other related companies to pursue opportunities in providing Internet services in Latin America and other international locales. During fiscal 2000, in connection with the Agreement, the Company issued to ITI 5,500,000 shares of Common Stock for $2.00 per share (the "Purchase Right"), for total proceeds to the Company of $11 million.

     The Company has issued approximately 6,496,400 and has retired 31,480 common shares in fiscal 2000. As of June 30, 2000, there were 13,295,183 outstanding shares of common stock, approximately 2,460,000 shares of the Company's common stock reserved for stock options and warrants, and 210,000 warrants had been issued in order to terminate a certain agreement with Spinway.

Preferred Stock

     The Company is authorized to issue shares of preferred stock in series with such preferences and designations as the Company's Board of Directors may determine. The Board can, without shareholder approval, issue preferred stock with voting, dividend, liquidation, and conversion rights. This could dilute the voting strength of the holders of the common stock and may help IFX's management impede a takeover or attempted change in control.

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

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On June 16, 2000, IFX entered into a stock purchase agreement (the "Stock Purchase Agreement") for $25 million in funding, of which $14.9 million was received by the Company on June 16, 2000 and $10.1 million was received on July 17, 2000, from UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, "UBS Capital Americas"), to be used for working capital purposes. Pursuant to the Stock Purchase Agreement, IFX has issued 1,210,398 shares of IFX Class I Series A Preferred Stock and IFX Class II Series A Preferred Stock to UBS Capital Americas III, L.P. and UBS Capital LLC in exchange for $25 million.
Each share is exchangeable for 1 share of common stock, subject to adjustment if IFX issues shares of common stock (or certain common stock equivalents) at less than $12.31 per share. Each share of preferred stock has a liquidation preference equal to the sum of: a) $12.31 per share and b) $12.31 for each year that the preferred share is outstanding. The liquidation preference is payable both on a liquidation of IFX as well as a merger, recapitalization, reorganization, sale of voting control to a single buyer or a group of related buyers in one or a series of related transactions, or other business combination transaction involving IFX in which the shareholders of IFX immediately prior to the consummation of such transaction do not own at least a majority of the outstanding shares of the surviving corporation or IFX (as applicable) immediately following the consummation of such transaction or sale of all or substantially all of the assets of IFX. Dividends accrue on the shares at the same rate that dividends accrue on shares of IFX common stock. The holders of the preferred stock have the right to elect one director to IFX's Board of Directors. In addition, under a Stockholders Agreement entered into as of June 15, 2000, as amended, UBS Capital Americas, International Technology and the Casty Grantor Subtrust have agreed to vote for the election of an additional director designated by UBS Capital Americas, a director designated by Mr. Eidelstein, a director designated by International Technology, a director jointly designated by International Technology and Mr. Eidelstein, and two independent directors reasonably acceptable to the UBS Capital Americas.

     In accordance with the terms of the Stock Purchase Agreement, the number of members of the Board of Directors of IFX was increased from six to seven. Under the terms of the Certificate of Designation, UBS Capital Americas are entitled to elect one director to the Board of Directors of IFX. Under a Stockholders Agreement entered into as of June 16, 2000, as amended on July 25, 2000, the parties thereto have agreed to vote for the election of an additional director designated by UBS Capital Americas, a director designated by Mr. Eidelstein (the Company's President), a director designated by ITI, a director jointly designated by ITI and Mr. Eidelstein, and two independent directors reasonably acceptable to UBS Capital Americas. The Stockholders Agreement replaces a terminated agreement among Messrs. Casty, Shalom and ITI regarding voting for directors.


9.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    Year ended June 30,
                                                                       -------------------------------------------
                                                                             2000           1999         1998
                                                                       -------------------------------------------
Loss from continuing operations........................................   $(47,844,000)   $(1,715,400)  $ (208,500)
Income from discontinued operations, net of taxes......................      1,967,000      3,117,600    3,575,200
------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                         $(45,877,000)     1,402,200    3,366,700

Weighted average shares of common stock outstanding....................     10,153,565      6,498,204    6,246,545

Basic and diluted (loss) earnings per share:
        Continued operations...........................................   $      (4.71)   $     (0.26)  $    (0.03)
        Discontinued operations........................................           0.19           0.48         0.57
------------------------------------------------------------------------------------------------------------------
(Loss) earnings per share..............................................   $      (4.52)   $      0.22   $     0.54
------------------------------------------------------------------------------------------------------------------

     Outstanding options and warrants to purchase shares of the Company's Common Stock at June 30, 2000, 1999 and 1998 were excluded from the computation of diluted earnings per share because their effect on loss per share from continuing operations was antidilutive.

10. RELATED PARTY TRANSACTIONS

     C. Adams Note Receivable. Prior to fiscal year 1996, FX Chicago, Inc. made loans of $611,400 to C. Adam Ltd. (successor in interest to SRC, Inc.), an entity affiliated with Lee Casty, a then significant stockholder of IFX. The loans were evidenced by a demand note bearing interest at 8%, which rate subsequently was amended to equal the prime rate. On May 10, 2000, the amounts outstanding under the note were repaid by transferring to FX Chicago, Inc. 31,480 shares of IFX Common Stock with an aggregate fair market value equal to the amount outstanding. The fair market value of shares tendered to repay the note were valued at the average of the closing bid and ask price of Common Stock as reported by the Nasdaq SmallCap Market on each of the three trading days ending on the trading date immediately prior to the delivery of the Common Stock to FX Chicago, Inc. The Company earned interest income of $29,800, $39,400 and $52,400 on this note, on a consolidated basis, during the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

     Loans to ePagos, Inc. During fiscal year 1999, the Company made a short-term loan to ePagos, Inc. (formerly Telcom.Net, L.P.) in the amount of $50,000 and paid expenses of approximately $65,000 on their behalf. As of June 30, 2000, all amounts owed to the Company had been collected. Joel Eidelstein, President of the Company, indirectly owns a minority interest in ePagos. IFX currently owns approximately 17% of ePagos' stock on a fully-diluted basis.

     International Technology Investments. Each of Joseph M. Matalon, a former director of the Company, and Michael Shalom, the Company's Chief Executive Officer, is an affiliate of International Technology Investments, LC ("International Technology"). In November 1998, IFX entered into an agreement with International

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Technology in which ITI contributed $1 million to IFX and International Technology received 500,000 shares of Common Stock from IFX, at a price of $2.00 per share, for its contribution and the option to acquire 5.5 million IFX shares. As of the date of this report, International Technology has contributed $11 million in additional capital to IFX in exchange for 5,500,000 additional shares of Common Stock from IFX, at a purchase price of $2.00 per share.

     In January 2000, in connection with the exercise of its options to purchase IFX shares, ITI issued a note to the Company in the principal amount of $4,950,000, with an interest rate of 7%. The note was repaid in its entirety in May 2000.

     Facilito.com IFX owns approximately a 49.9% interest in Facilito, a company which provides e-commerce solutions. The remaining 50.1% interest in Facilito is held by The Intcomex Group. The Intcomex Group is owned by family members of Michael Shalom, IFX's Chief Executive Officer. Facilito intends to source a significant portion of its merchandise for its e-commerce sales from Intcomex. In addition, during April 2000, IFX entered into an agreement with Facilito in which it agreed to provide Facilito with web referrals from its Tutopia customers and network services in exchange for certain fees.

     Yupi Shares.  Pursuant to an Amended and Restated Stock Purchase
Agreement, dated as of June 12, between IFX Online, a subsidiary of the Company, and Lee Casty, a then significant stockholder of IFX, IFX Online sold a part of its shares of Yupi Preferred Stock to Mr. Casty for a total purchase price of $5
million.  The proceeds were used for the Company's working capital.   The exact
number of Yupi preferred shares to be transferred by IFX to Mr. Casty will be fixed upon the initial public offering of Yupi shares, or, in the absence of a Yupi public offering, then upon the occurrence of certain other valuation events, but in no event will the number of shares be fixed later than February 24, 2001.

     Tutopia.com, Inc. On August 31, 2000, an entity controlled by Lee Casty, purchased approximately 2,317,500 preferred shares of Tutopia.com, Inc. in exchange for $4.9 million. At the time of this transaction, IFX controlled approximately 85% of the Tutopia.com, Inc. stock.

     UBS Capital Americas. Mr. Moore is a director and Mr. Lama a principal of UBS Capital Americas, LLC, an affiliate of UBS Capital Americas III, L.P. and UBS Capital LLC, which together purchased $25 million of IFX Preferred Stock in June and July 2000 and $15 million of preferred stock in Tutopia.com, Inc., a former subsidiary of IFX, in August 2000. Mr. Moore and Mr. Lama have an investment interest in UBS and thus may benefit from transactions between UBS on the one hand and IFX and its subsidiaries on the other.

     IFX's legal counsel. Scott J. Bakal is the trustee of the Casty Grantor Subtrust, which owns 22.94% of the outstanding stock of IFX. Mr. Bakal is a partner in the law firm of Neal, Gerber & Eisenberg which provides legal services on a regular basis to IFX.

  Tutopia Share Purchases. During the past fiscal year, James Casty, a trust established for Scott Casty, and Nikrey Investment Group LP, a company substantially all of which is owned by Ronald Casty and James Casty, purchased shares of Class B Common Stock of Tutopia at a price of $3.00 per share. James Casty, Scott Casty and Ronald Casty are brothers of Lee Casty, who was then a significant stockholder of IFX. The purchases were made pursuant to a private placement of $5,000,000 of Class B Common Stock of Tutopia. James Casty purchased 53,333 shares in the offering; the trust benefiting Scott Casty purchased 53,333 shares; and Nikrey purchased 53,333 shares. Additionally, on August 31, 2000, James Casty purchased 53,591 shares of preferred stock of Tutopia. The purchase was made pursuant to a private placement of $20,000,000 of preferred stock of Tutopia.

     The Company believes that all transactions disclosed above have been, and the Company's board of directors intends that any future transactions with its officers, directors, affiliates or principal stockholders will be, on terms that are no less favorable to the Company than those that are obtainable in arm's length transactions with unaffiliated third parties.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. GEOGRAPHIC INFORMATION

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". The new standard changes the information the Company reports about its operating segments. Operating segment information for prior years has been restated to conform to the 2000 presentation.

     The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Bolivia, Brazil, Chile, Mexico, United States and Venezuela. All of the segments provide Internet related services. The accounting policies of the segments are the same as those described in footnote 1. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, income (loss) from investees accounted for under the equity method, and gains or losses from securities and other investments. The Company did not derive more than 10% of its revenue from any individual customer.

     Selected financial information for the years ended June 30, 2000 and 1999 by segment is presented below:

                                    2000                                                               1999
          -------------------------------------------------------------   ----------------------------------------------------------

                          Depreciation          Loss                                        Depreciation        Loss
                              and         from continuing       Total                          and          from continuing  Total
             Revenues     Amortization       operations         Assets      Revenues        Amortization      operations     Assets
                                           before taxes                                                      before taxes
          -------------------------------------------------------------   ----------------------------------------------------------
Brazil       $2,764,400     $  124,100      $ (4,813,800)   $19,627,800   $      -            $      -       $      -    $         -
Chile         1,974,300        279,900        (1,965,400)     7,139,700    200,200               2,800        (77,800)     1,623,300
Mexico        1,461,900        104,700        (2,804,900)     8,530,200    137,600               7,600       (104,400)       990,600
Venezuela     1,633,300        121,200          (573,800)     3,237,900    335,000              23,600        (16,000)     1,785,400
Bolivia         660,100        194,900          (816,200)     1,366,100     61,500               5,100         (7,300)     1,015,600
Argentina        70,300        128,600        (3,226,800)       988,200          -                 600       (141,900)       134,500
United
 States          67,200        407,300       (24,775,900)    19,063,900          -              27,700     (1,394,700)    11,242,400
All Other     1,054,400      6,788,000       (11,638,600)     2,577,100     (9,000)            165,000       (784,300)     2,069,700
          -------------------------------------------------------------   ----------------------------------------------------------
Total        $9,685,900     $8,148,700      $(50,615,400)   $62,530,900   $725,300            $232,400    $(2,526,400)   $18,861,500
          =============================================================   ==========================================================

12. LIABILITIES RELATED TO ACQUISITIONS

     On most of IFX's acquisitions, the Company pays a certain amount at the closing ("first payment") and another amount 60 to 360 days after closing ("second payment"). The amounts owed by IFX to the ISP's it has acquired are classified as liabilities related to acquisitions. As of June 30, 2000, IFX had accrued liabilities on acquisitions of approximately $1.6 million payable in cash or payable in common stock of the Company at the fair market value on the date the obligation is settled.

13. FOREIGN TAXES RECOVERABLE

     In general, IFX's foreign subsidiaries pay a Foreign Value Added Tax ("VAT") on their purchases. The foreign taxes recoverable is the difference between what IFX has paid in VAT Taxes and what it has collected in VAT from the Company's customers. At June 30, 2000, IFX had a net difference of approximately $1.6 million which is classified as Foreign Taxes Recoverable in the accompanying consolidated balance sheets.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. INCOME TAXES

     The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The benefit for relating to income taxes for each of the years ended June 30, is as follows:

                                                   Year ended June 30,
                                       -----------------------------------------
                                          2000           1999          1998
                                       -----------------------------------------
                Current                $2,771,400      $811,000       $108,000
                Deferred                        -             -              -
                                       -----------------------------------------
                Total Benefit          $2,771,400      $811,000       $108,000
                                       =========================================

     The benefit reflected is due to the carry-back of current year net operating losses to recover prior year taxes paid.


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                      Fiscal Year End
                                                      ----------------------------------------------
                                                                   2000                   1999
                                                      ----------------------------------------------
DEFERRED TAX ASSETS:
Bad debt reserve                                                 $    347,100              $  62,500
Depreciation                                                           59,600                 59,600
Other accruals                                                         56,100                 38,300
Amortization                                                        1,390,500                 43,800
Gain on investment                                                  1,674,500                     --
Other assets                                                               --                179,300
Tax credits                                                           761,400                     --
NOL carry-forward                                                   9,639,100                     --
                                                      ----------------------------------------------
Deferred tax assets                                                13,928,300                383,500
Less valuation allowance                                          (13,702,900)                     -
                                                      ----------------------------------------------
Total deferred tax assets                                        $    225,400              $ 383,500

Deferred tax liabilities:
Other liabilities                                                    (225,400)              (383,500)
Total deferred tax liabilities                                       (225,400)              (383,500)
                                                      ----------------------------------------------
Total net deferred taxes                                         $         (0)             $      (0)
                                                      ==============================================

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $13.7 million valuation allowance is appropriate. The change in the valuation allowance for the current year is $13.7 million. At June 30, 2000, the Company has available net operating loss carry forwards as follows:


                Losses expiring in fiscal 2001-2003
                -----------------------------------
                El Salvador                                                       $   (419,900)
                Guatemala                                                             (202,700)
                Costa Rica                                                            (296,100)
                Honduras                                                              (248,100)
                Uruguay                                                                (46,000)
                Venezuela                                                             (573,800)

                Losses expiring in fiscal 2004-2005
                -----------------------------------
                Nicaragua                                                         $    (27,200)
                Argentina                                                           (3,226,800)
                Colombia                                                            (1,127,900)
                Panama                                                                (256,400)

                Losses expiring after 2010
                --------------------------
                Mexico                                                            $ (3,320,600)
                United States                                                      (35,682,900)

                Losses with indefinite life:
                ----------------------------
                Bolivia                                                           $   (710,300)
                Brazil                                                              (4,813,800)
                Chile                                                               (1,965,400)

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The United States and foreign components of loss from continuing operations before income taxes are as follows:


                                        For the Year Ending June 30,
                            --------------------------------------------------
                                2000               1999                1998
                            --------------------------------------------------

     United States          $(24,775,900)      $(1,458,500)         $(316,500)
     Foreign                 (25,839,500)       (1,067,900)                 -
                            --------------------------------------------------
     Total                  $(50,615,400)      $(2,526,400)         $(316,500)
                            ==================================================

     Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                                                                    Years ended June 30
                                             ------------------------------------------------------------------
                                                          2000                   1999                    1998
                                             ------------------------------------------------------------------
Tax at U.S. statutory rate                                (34)%                  (34)%                   (34)%
State taxes, net of federal benefit                        (2)%                    --                      --
Stock option expense                                         3%                    --                      --
Warrant expense                                              1%                    --                      --
Other                                                       --                      2%                     --
Change in valuation allowance                               27%                    --                      --
                                                           (5)%                  (32)%                   (34)%
                                             ==================================================================

     During fiscal year 2000, IFX received a refund of approximately $0.5 million related to the carry back of net operating loss which were recorded in fiscal 1999.

15. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

     The Company maintains facilities and offices at various locations throughout the United States and Latin America for general corporate purposes, including technology centers, customer call centers, office space and headquarters. In addition, the company leases satellite bandwidth from various vendors. At June 30, 2000, the operating lease commitments for these facilities and for satellite bandwidth were approximately $4.8 million through the year 2005. The majority of this commitment is related to office space leased in Miami Lakes, Florida, which serves as the Company's base operations for Latin America, and amounts paid to lease satellite bandwidth.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company also leases office space in Chicago, Illinois, but subsequent to August 28, 1998, this space was subleased through the end of the lease term for an amount equal to the lease payments.

  Lease expense related to continuing operations, amounted to $2 million, $60,400 and $28,800 in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the Company entered into lease agreements in the United States for offices in Miami Lakes, Florida; and internationally, for offices in a majority of its Latin American operations.

     At June 30, 2000, the Company had capital lease obligations of approximately $13.9 million. All the capital leases entered into by the Company were to finance equipment and software for the Company's Latin American network. The majority of those payments are made to Lucent Technologies, Softech Financial, and IBM Global Financing.

     Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at June 30, 2000:

                      Operating Lease                              Net Operating Lease      Capital Lease
Fiscal Year             Obligations         Sublease Rentals           Obligations           Obligations        Total Obligations
-----------           ---------------       ----------------       -------------------      -------------       -----------------
2001                       $3,059,000             $ (385,800)               $2,673,200        $ 3,265,000             $ 5,938,200
2002                        1,328,200               (397,500)                  930,700          4,448,900               5,379,600
2003                          822,600                (66,600)                  756,000          4,704,100               5,460,100
2004                          391,200                      -                   391,200          1,377,300               1,768,500
2005                           57,400                      -                    57,400             72,400                 129,800
                         -----------------------------------------------------------------------------------------------------------
Total lease obligations    $5,658,400             $ (849,900)               $4,808,500        $13,867,700             $18,676,200
Amount representing
 interest                                                                                       2,899,900
                                                                                        -----------------
Present value of net
 minimum lease payments                                                                       $10,967,800
                                                                                        =================

Acquisition Agreements

     The Company is liable to the former shareholders of certain entities which were acquired in fiscal 2000 for approximately $1.6 million. The amount is payable in common stock of the Company at the fair market value on the date the obligation is settled.

Other

     A limited indemnification agreement was issued to a buyer of the Company's brokerage assets. This agreement covers potential customer claims arising from activity prior to the sale.

Employment agreements

     The Company has employment agreements with several of its officers. The agreements generally require continuation of salary of between $200,000-$250,000 per year, each, and provide other benefits subsequent to termination or change of control in the Company. In addition, any unvested stock options held by the officers immediately vest upon employment termination or change in control of the Company.

16. LITIGATION

     The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company. In addition, certain of the Company's discontinued operations are involved in litigation which may impact the Company in the event of an unfavorable outcome. The Company believes that any loss which may be incurred will not have a material effect in the Company's financial position or results of operations.

17. SUBSEQUENT EVENTS

     IBM Global Financing. During August 2000, IBM Global financing increased the amount of borrowings available under the lease agreement from $0.4 million to $2.2 million subject to certain conditions.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Speedcom Wireless International Corporation.  During July 2000, the
Company entered into an $1.2 million lease agreement with Speedcom, a wireless equipment provider. Under the terms of the agreement, IFX will lease up to $1.2 million of wireless equipment from Speedcom to develop the Company's network across all Latin America. As of August 31, 2000, IFX has leased approximately $0.6 million under this agreement.

     Network Appliance. During September 2000, IFX entered into a $1.4 million lease agreement with Network Appliance, a storage and caching provider. Under the terms of the agreement, IFX has the option to lease up to $1.4 million of storage and caching equipment from Network Appliance. As of September 15, 2000, IFX had approximately $0.4 million under this lease agreement.

     UBS Capital Americas III, L.P., $25 million investment in IFX.  On June
16, 2000, IFX announced that it had secured a $25 million round of private equity financing lead by UBS Capital Americas III, L.P. ("UBS Capital Americas"). On that date, the Company received $14.9 million and the remaining $10.1 was received on July 21, 2000. In exchange, IFX issued a total of 2,030,869 Preferred Shares. Each Series A Preferred Share is currently exchangeable for 1 share of IFX common stock. The proceeds will be used in part to further the integration of IFX's information systems infrastructure, to increase marketing activities and to expand the Company's direct sales force to service the small and medium enterprise market in Latin America. In addition, IFX plans to use the proceeds to expand further to increase the number of company-owned POPs in Latin America as well as broaden its value-added service offerings to its growing corporate customers.

     UBS Capital Americas III, L.P. led $20 million investment in Tutopia.com. On August 31, 2000, Tutopia.com, Inc., received $20 million of private equity financing from a group led by UBS Capital Americas. An entity controlled by Mr. Lee Casty participated in this group, and accounted for approximately $4.9 million of the group's investment. Following this financing, assuming the exchange of the Tutopia Series A Preferred Stock received by the group for Tutopia Common Stock, IFX will own approximately 47% of the outstanding stock of Tutopia. UBS Capital Americas and its affiliates which purchased Tutopia Series A Preferred Stock have the right to appoint a majority of Tutopia's directors, the entity controlled by Mr. Casty has the right to appoint one director of Tutopia, and IFX has the right to appoint one director of Tutopia. Prior to the UBS-led investment, Tutopia represented one of our two major business lines. Following the UBS-led investment, we expect that Tutopia will be our largest single customer. IFX has entered into am agreement with Tutopia to provide Internet connectivity services to Tutopia for a period of three years. Either IFX or Tutopia can renew the interconnectivity agreement for a fourth year. After that agreement terminates, there can be no assurances that we will be the sole supplier of Internet connectivity services to Tutopia.

     The following pro forma statement of operations reflects how IFX's statement of operations would look if Tutopia had been treated as a minority subsidiary of IFX as of July 1, 1999.

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------------------------------------------------
                                                              IFX Consolidated       Tutopia Adjustments    IFX Pro Forma
                                                              ----------------       -------------------    --------------
REVENUES:
 Dial-up....................................................          $  7,250,600           $          -    $  7,250,600
 Dedicated line services....................................             1,351,100                      -       1,351,100
 Web hosting and design services............................               379,000                      -         379,000
 Other......................................................               705,200              4,060,600       4,765,800
-------------------------------------------------------------------------------------------------------------------------
      Total revenues........................................             9,685,900              4,060,600      13,746,500
-------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of revenues...........................................             8,217,200                      -       8,217,200
 General and administrative.................................            22,283,800             (3,635,800)     18,648,000
 Sales and marketing........................................             9,177,400             (6,986,700)      2,190,700
 Depreciation and amortization..............................             8,148,700                (95,600)      8,053,100
 Non-cash stock compensation................................             6,359,100                      -       6,359,100
 Contract cancellation costs................................             6,815,700             (1,909,000)      4,906,700
-------------------------------------------------------------------------------------------------------------------------
         Total operating expenses...........................            61,001,900            (12,627,100)     48,374,800
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
         Operating loss from continuing operations..........           (51,316,000)            16,687,700     (34,628,300)
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest income............................................               414,800                (71,500)        343,300
 Interest expense...........................................              (595,300)                     -        (595,300)
 Minority interest in subsidiary............................             1,110,100             (8,919,700)     (7,809,600)
 Loss from operations of equity investees...................              (330,200)                     -        (330,200)
    Other...................................................               101,200                      -         101,200
-------------------------------------------------------------------------------------------------------------------------
       Total other income, net..............................               700,600             (8,991,200)     (8,290,600)
-------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes.........           (50,615,400)             7,696,500     (42,918,900)
Income tax benefit..........................................             2,771,400                      -       2,771,400
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations.............................           (47,844,000)             7,696,500     (40,147,500)
-------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of taxes...........             1,967,000                      -       1,967,000
-------------------------------------------------------------------------------------------------------------------------
       Net (loss) income....................................          $(45,877,000)             7,696,500    $(38,180,500)
-------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
 Continuing operations......................................                $(4.71)                     -          $(3.95)
 Discontinued operations....................................                  0.19                      -            0.19
-------------------------------------------------------------------------------------------------------------------------
       Net (loss) income....................................                $(4.52)                     -          $(3.76)
-------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic and diluted..........................................            10,153,565                      -      10,153,565
=========================================================================================================================

                       IFX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 Quarters ended
                                                     9/30/99        12/31/99          3/31/00          6/30/00        Total
                                               --------------------------------------------------------------------------------
Revenue                                          $ 1,218,600     $ 2,598,000     $  3,269,200     $  2,599,200     $  9,685,000
Operating loss                                    (5,101,000)     (7,036,700)     (13,696,600)     (25,481,700)     (51,316,000)
Loss from continuing operations                   (4,131,500)     (6,396,400)     (11,762,900)     (25,553,200)     (47,844,000)
Income from discontinued operations, net             442,300         497,700          494,600          532,400        1,967,000
Net loss                                          (3,689,200)     (5,898,700)     (10,966,700)     (25,322,400)     (45,877,000)

Per share - basic and diluted:
   Continuing operations                         $     (0.56)    $     (0.74)    $      (1.01)    $      (2.40)    $      (4.71)
   Discontinued operations                       $      0.06     $      0.06     $       0.04     $       0.03     $       0.19
   Net loss                                      $     (0.50)    $     (0.68)    $      (0.97)    $      (2.37)    $      (4.52)

                                                                                 Quarters ended
                                                     9/30/98        12/31/98          3/31/99          6/30/99        Total
                                               --------------------------------------------------------------------------------
Revenue                                          $         -     $         -     $         -      $    725,300     $    725,300
Operating loss                                      (150,300)       (302,200)       (647,800)       (1,830,700)      (2,931,000)
Loss from continuing operations                     (123,500)       (135,700)       (542,000)         (914,200)      (1,715,400)
Income from discontinued operations, net             946,700         784,800       1,036,000           350,100        3,117,600
Net income (loss)                                $   823,200     $   649,100     $   494,000      $   (564,100)    $  1,402,200

Per share - basic and diluted:
   Continuing operations                         $   (0.02)      $     (0.02)    $     (0.08)     $      (0.14)    $      (0.26)
   Discontinued operations                       $    0.15       $      0.12     $      0.16      $       0.05     $       0.48
   Net income (loss)                             $    0.13       $      0.10     $      0.07      $      (0.08)    $       0.22

SCHEDULE II


                       IFX CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                          (For Continuing Operations)


                                                                           Additions
                                                          ------------------------------------------
                                       Balance at          Charged to
                                      Beginning of     (Benefits Against)    Charged to Other        Deductions      Balance at End
             Description                 Period        Costs and Expenses   Accounts (Describe)      (Describe)         of Period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
For the year ended June 30, 2000         $80,100             $842,400              $  --                $ --            $  922,500
For the year ended June 30, 1999 (a)          --               80,100                 --                  --            $   80,100
For the year ended June 30, 1998 (a)          --                   --                 --                  --            $       --

-------------------

(a)   Reclassified to net assets of discontinued operations.

SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on September 27, 2000.

                                IFX CORPORATION

                                 /s/ Jose Leiman
                              By:_______________________
                                 Jose Leiman,
                                 Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jose Leiman, and each of them, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign, execute and file with the Securities and Exchange Commission (or any other governmental or regulatory authority), for us and in our names in the capacities indicated below, this registration statement on Form 10-K (including all amendments thereto) with all exhibits and any and all documents required to be filed with respect thereto, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and to perform each and every act and thing necessary and/or desirable to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself/she herself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and the on the dates indicated:


Signature                                      Title                               Date
---------                                      -----                               ----
/s/ Michael Shalom
______________________________         Chief Executive Officer                 September 28, 2000
Michael Shalom                         (Principal Executive Officer)

/s/ Jose Leiman
_____________________________          Chief Financial Officer                 September 28, 2000
Jose Leiman                            (Principal Financial and Accounting
                                       Officer)
/s/ Joel M. Eidelstein
______________________________         President and Director                  September 28, 2000
Joel M. Eidelstein

/s/ Charles Moore
______________________________         Director                                September 28, 2000
Charles Moore

/s/ Mark O. Lama
______________________________         Director                                September 28, 2000
Mark O. Lama

/s/ George A. Myers
______________________________         Director                                September 28, 2000
George A. Myers

/s/ Zalman Lekach
______________________________         Vice President and Director             September 28, 2000
Zalman Lekach

/s/ Burton J. Meyer
______________________________         Director                                September 28, 2000
Burton J. Meyer