Form 10-K/A
period 2000-06-30
IFX CORP
filed 2000-11-20
CIK 792861

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

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

                      For the Transition Period From to

                        Commission file number 0-15187

                               ----------------

                                IFX Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3399452
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

 707 Skokie Blvd Ste 580, Northbrook,                    60062
               Illinois                              (Zip Code)
    (Address of principal executive
               offices)

           Registrant's telephone number, including area code: (847) 412-9411

          Securities registered pursuant to Section 12(g) of the Act:
                          $.02 Par Value Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   As of September 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,843,760.

   As of September 15, 2000, there were 13,337,943 outstanding shares of the Registrant's common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1--Business

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

  . Approximately 39,500 Remote Access Servers, or RAS ports.

  . Network Operating Centers in 14 Latin American countries and the US.

   Among the services offered by IFX Networks is the wholesaling of its IP network infrastructure to parties that wish to offer Internet services in the region, such as Tutopia.com, Inc, a leading provider of free Internet access on a pan-regional level. Tutopia.com, which was a majority-owned subsidiary of IFX until August 31, 2000, pioneered free Internet access on a regional basis starting in January 2000 and currently operates in 10 countries--Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Honduras, Mexico, Panama and Venezuela, with over 1,300,000 registered users in the region. IFX currently has a 47% investment stake in Tutopia.

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

   IFX's network includes POPs in the following cities:


Argentina                                  Porlamar
  Buenos Aires                             Maturin
  Cordoba                                  Valencia
  Mendoza                               Brazil
  Rosario                                  Curitiba
Mexico                                     Florianopolis
  Mexico City                              Salvador
  Monterrey                                Porto Alegre
  Guadalajara                              Sao Paulo
  Toluca                                   Rio de Janeiro
  Cd Acuna                                 Belo Horizonte
Chile                                      Recife
  Santiago                                 Fortaleza
  Valparaiso                               Joinville
  Concepcion                               Canoas
  Antofagasta                              Novo Hamburgo
  Temuco                                   Sao Leopoldo
  Rancagua                                 Pelotas
  La Serena                                Santa Maria
  Talca                                    Campmo Born
Panama                                  Bolivia
  Panama City                              La Paz
  Colon                                    Santa Cruz
Guatemala                               El Salvador
  Guatemala City                           San Salvador
Colombia                                Costa Rica
  Bogota                                   San Jose
  Cali                                  Nicaragua
  Medellin                                 Managua
  Barranquilla                          Honduras
Venezuela                                  Tegucigalapa
  Caracas                                  San Pedro Sula
  Coro                                  Uruguay
  Punto Fijo                               Montevideo
  Pto La Cruz                           United States
  Valera                                   Miami, Florida
  Barquisimeto

   Since the end of 1998, IFX has made significant progress in implementing its business plan by making the following acquisitions, strategic investments and business start-ups:


    Date       Acquisition / Investment / Start-Up*            Business           Country / Region
-------------  ------------------------------------- ---------------------------- ----------------
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

January 2000   Brasilnet Comunicacoes                ISP                           Brazil
               Openway                               ISP                           Colombia
               Tutopia.com launch (47%
               ownership)                            Free ISP                      Latin America

March 2000     Guatemalan start-up                   ISP                           Guatemala

April 2000     Centronet.com (minority ownership)    Online travel agency          Latin America

June 2000      Mr. Help Informatica                  Web Hosting                   Brazil
               Ludix Internet                        ISP                           Brazil

--------
*Current ownership is 100% of the equity interests except as otherwise noted.
   Ownership amounts are approximate.

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

  . IFX is currently implementing Infranet developed by Portal Software, a customized software that provides a central, standardized billing and administration platform. Through Portal, IFX's customer service representatives will have access to current, detailed customer profiles, which chronicle customer service and account histories. IFX is currently implementing out this billing and administration platform to its regional operations.

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

  . IFX is focusing efforts on expanding its IFX Networks direct sales force, developing indirect sales channels and optimizing lead generation techniques to reduce the cost of new customer acquisitions. IFX is also developing company-wide reseller and referral programs that will permit us to increase the number of indirect sales channels available to us. IFX expects to use these programs to expand the local relationships it currently has to a region-wide basis.

  . IFX also has dedicated sales people who work with advertisers that advertise on Tutopia's Web site. In February 2000, IFX launched a substantial marketing initiative to build awareness of Tutopia and to develop the Tutopia brand in Latin America. To achieve this, IFX has advertised on billboards and through radio, television and magazine advertisements. IFX also distributed free software to start an account with Tutopia in locations throughout Latin America. These sales personnel have now been transferred to Tutopia following the UBS-led investment, discussed below.

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

Item 2--Properties

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

Item 3--Legal Proceedings

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

   A German citizen, seeking damages of 6,403,519.19 Deutschmark (approximately $2.8 million given the exchange rate as of September 20, 2000), filed a lawsuit in September 1998, in Germany, against an affiliate of MINC, which is a unit of E.D. & F. Man Group. The complaint arose out of transactions that occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index, prior to the asset sale. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the asset sale agreement with E.D. & F Man Group, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interests in this matter. As Index AG was an introducing broker of Index and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. In April 1999, MINC's German counsel reported that the Dusseldorf District Court dismissed all claims against MINC. However, the plaintiff has filed an appeal with the Dusseldorf Court of Appeals.

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

Item 4--Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of IFX's security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

                                    Part II

Item 5--Market for IFX's Common Equity and Related Stockholder Matters

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

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year 1998 (July 1, 1997--June 30, 1998):
     First Quarter............................................... $ 1.09 $ 0.94
     Second Quarter..............................................   2.50   0.94
     Third Quarter...............................................   2.63   1.41
     Fourth Quarter..............................................   2.94   1.81

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year 1999 (July 1, 1998--June 30, 1999):
     First Quarter............................................... $ 2.44 $ 1.81
     Second Quarter..............................................  12.50   1.25
     Third Quarter...............................................  12.63   5.88
     Fourth Quarter..............................................  21.50   9.38

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year 2000 (July 1, 1999--June 30, 2000):
     First Quarter............................................... $24.38 $14.88
     Second Quarter..............................................  34.75  16.13
     Third Quarter...............................................  37.94  27.25
     Fourth Quarter..............................................  35.00  11.25

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

                                              Year Ended June 30,
                          ----------------------------------------------------------------
                            2000(1)        1999         1998         1997         1996
                          ------------  -----------  -----------  -----------  -----------
                           (Restated)
Statement Of Operations
 Data:
 Revenues from
  continuing
  operations............  $ 10,689,300  $   725,300  $       --   $       --   $       --
Cost and expenses from
 continuing operations:
 Cost of revenues.......     8,487,000      445,500          --           --           --
 General and
  administrative........    22,940,100    2,691,800      729,400    1,306,000    1,566,700
 Sales and Marketing....     9,238,700      247,600        3,700          --
 Depreciation and
  amortization..........     8,148,700      232,400          --           --        62,300
 Non-cash stock
  compensation..........     6,359,100       39,000          --           --           --
 Contract cancellation
  costs.................     6,815,700          --           --           --           --
                          ------------  -----------  -----------  -----------  -----------
   Total operating
    expenses............    61,989,300    3,656,300      733,100    1,306,000    1,629,000
                          ------------  -----------  -----------  -----------  -----------
Operating loss from
 continuing operations..   (51,300,000)  (2,931,000)    (733,100)  (1,306,000)  (1,629,000)
                          ------------  -----------  -----------  -----------  -----------
Other income (expense):
 Interest income........       414,800      376,100      290,100      410,600    5,028,700
 Interest expense.......      (611,300)         --           --           --           --
 Minority interest in
  subsidiary............     1,110,100          --           --           --           --
 Loss on operations of
  equity investee.......      (330,200)    (107,700)         --           --           --
 Other..................       101,200      136,200      126,500      247,100          --
                          ------------  -----------  -----------  -----------  -----------
   Total other income...       684,600      404,600      416,600      657,700    5,028,700
                          ------------  -----------  -----------  -----------  -----------
(Loss) income from
 continuing operations
 before income taxes....   (50,615,400)  (2,526,400)    (316,500)    (648,300)   3,399,700
Income tax benefit
 (provision)............     2,771,400      811,000      108,000      220,000     (452,800)
                          ------------  -----------  -----------  -----------  -----------
(Loss) income from
 continuing operations..   (47,844,000)  (1,715,400)    (208,500)    (428,300)   2,946,900
                          ------------  -----------  -----------  -----------  -----------
Discontinued operations,
 net of taxes...........     1,967,000    3,117,600    3,575,200    3,612,100   (4,080,000)
                          ------------  -----------  -----------  -----------  -----------
Net (loss) income.......   (45,877,000)   1,402,200    3,366,700    3,183,800   (1,133,100)
                          ------------  -----------  -----------  -----------  -----------
Assumed cumulative
 dividend on Class A
 preferred stock........           --           --           --       (23,300)     (40,000)
                          ------------  -----------  -----------  -----------  -----------
Net (loss) income
 available to common
 stockholders...........  $(45,877,000) $ 1,402,200  $ 3,366,700  $ 3,160,500  $(1,173,100)
                          ============  ===========  ===========  ===========  ===========
Basic And Diluted (Loss)
 Income Per Share:
 (Loss) income from
  continuing
  operations............  $      (4.71) $     (0.26) $     (0.03) $     (0.07) $      0.44
 (Loss) income from
  discontinued
  operations............  $       0.19  $      0.48  $      0.57  $      0.55  $     (0.61)
                          ------------  -----------  -----------  -----------  -----------
Net (loss) income.......  $      (4.52) $      0.22  $      0.54  $      0.48  $     (0.17)
                          ============  ===========  ===========  ===========  ===========
Weighted Average Common
 Shares Outstanding:
 Basic and Diluted......    10,153,565    6,498,204    6,246,545    6,616,893    6,744,236
                          ============  ===========  ===========  ===========  ===========
Balance Sheet Data:
 Cash and cash
  equivalents...........  $ 15,049,300  $ 5,482,800  $ 5,633,200  $ 2,211,100  $       --
 Total assets...........  $ 62,530,900  $18,861,500  $11,543,400  $10,030,900  $ 6,331,000
 Capital lease
  obligations...........  $ 10,967,800  $       --   $       --   $       --   $       --
   Total debt...........  $    374,700  $   316,900  $       --   $ 1,586,600  $       --

--------
(1) See Note 1 to financial statements for further discussion relating to restatement of certain revenues and certain expenses in the year ended June 30, 2000.

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

  . Approximately 39,500 Remote Access Servers, or RAS ports.

  . Network Operating Centers in 14 Latin American countries and the US.

   Among the services offered by IFX Networks is the wholesaling of its IP network infrastructure to parties that wish to offer Internet services in the region, such as Tutopia.com, Inc, a leading provider of free Internet access on a pan-regional level. Tutopia.com, which was a majority-owned subsidiary of IFX until August 31, 2000, pioneered free Internet access on a regional basis starting in January 2000 and currently operates in 10 countries--Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Honduras, Mexico, Panama and Venezuela, with over 1,300,000 registered users in the region. IFX currently has a 47% investment stake in Tutopia.

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

RESULTS OF OPERATIONS--FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999 AND FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

 Restatement

   Subsequent to the issuance of the Company's June 30, 2000 consolidated financial statements, management determined certain of the Company's revenues and expenses were understated for the year ended June 30, 2000. There was no effect on the Company's loss or loss per share as previously reported as a result of this understatement.

   The accompanying consolidated financial statements for the year ended June 30, 2000 have been restated to reflect the changed amounts for these consolidated statement of operations line items.

   The following table summarizes the effects of the restatement on the Company's June 30, 2000 consolidated statement of operations line items affected:

                                                            As
                                                        Previously
                                                         Reported   As Restated
                                                        ----------- -----------
      Dial-up revenues................................. $ 7,250,600 $ 8,249,600
      Other revenues...................................     705,200     709,600
      Cost of revenues.................................   8,217,200   8,487,000
      General and administrative.......................  22,283,800  22,940,100
      Sales and marketing..............................   9,177,400   9,238,700
      Interest expense................................. $   595,300 $   611,300

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

   Revenues from continuing operations increased to $10.7 million for the year ended June 30, 2000, from $0.7 million for the year ended June 30, 1999. The increase in revenues was related to the Company's expansion of its user base resulting from its acquisitions in Latin America and the growth in value added services such as dedicated access.

                                     Revenue in 2000 Revenue in 1999 % Increase
                                     --------------- --------------- ----------
      Dial-up.......................   $ 8,249,600      $616,300       1,239%
      Dedicated line services.......     1,351,100        28,200       4,691%
      Web hosting and design
       services.....................       379,000        80,800         369%
      Other.........................       709,600           --          --
                                       -----------      --------       -----
        Total.......................   $10,689,300      $725,300       1,374%
                                       ===========      ========       =====

   Revenues for the year ended June 30, 1999 were $0.7 million compared to $0 for the year ended June 30, 1998. The increase in revenues was related to the Company's acquisitions of ISPs in Latin America and the discontinuance of the Company's prior business. In 1998, the Company had no Internet operations.

                                                     Revenue  Revenue
                                                     in 1999  in 1998 % increase
                                                     -------- ------- ----------
      Dial-up....................................... $616,300  $--        NA
      Dedicated line services.......................   28,200   --        NA
      Web hosting and design services...............   80,800   --        NA
      Other.........................................      --    --        NA
                                                     --------  ----      ---
        Total.......................................  725,300  $--        NA
                                                     ========  ====      ===

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

   Cost of revenues increased to $8.5 million for the year ended June 30, 2000 from $0.4 million for the year ended June 30, 1999. The increase was related to our network expansion in order to accommodate the growth in the user base, especially for Tutopia and for dedicated access.

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

   General and administrative expenses increased to $22.9 million for the year ended June 30, 2000 from $2.7 million for the year ended June 30, 1999. General and administrative expenses increased primarily because of the increase in payroll, which was increased to support the Company's revenue; and for the legal, the accounting and the consulting fees related to the Company's continued expansion in Latin America.

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

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

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

                                   PART III

Item 10--Directors and Executive Officers

   The Directors and Executive Officers of IFX as of September 15, 2000 are as follows:

   Name                     Age                         Office
   ----                     ---                         ------
   Joel M. Eidelstein......  33 Chairman of the Board, President and Director
   Michael Shalom..........  29 Chief Executive Officer and Director
   Jose Leiman.............  40 Chief Financial Officer
   Zalman Lekach...........  33 Chief Operating Officer, Vice President of Mergers and
                                 Acquisitions, and Director
   George A. Myers.........  50 Director
   Burton J. Meyer.........  53 Director
   Mark O. Lama............  38 Director
   Charles Moore...........  35 Director

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

   Charles W. Moore was elected to the board of directors of IFX in June 2000 and Tutopia in August 2000. Mr. Moore is partner of UBS Capital Americas which manages $1.5 billion in private equity commitments dedicated to investments in North and South America, including investments in the telecommunications, software, and Internet sectors. In this role, Mr. Moore has senior responsibility for all telecommunications-related investments of UBS Capital Americas. Prior to joining UBS Capital Americas, Mr. Moore invested for Greenwich Street Capital Partners, LP from November 1994 to March 1997 and prior thereto worked at Morgan Stanley & Co. in their investment banking division. Other boards of directors on which Mr. Moore serves include:
Aduronet, Ltd. (London, UK); WorkNet Communications (St. Louis, MO); Netstream Communications (Roseville, CA); eYak, Inc. (Boston, MA); PF.Net (Reston, VA); Netrail, Inc. (Atlanta, GA); Dynamicsoft, Inc.

(East Hanover, NJ); and Tutopia.com, Inc., (Miami, FL Pan-Latin ISP), a former subsidiary of the Company.Mr. Moore is a graduate of the University of Michigan and the University of Chicago Graduate School of Business.

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

Item 11--Executive Compensation

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

                           Summary Compensation Table

                                         Annual           Long Term
                                      Compensation       Compensation
                                    ----------------- ------------------
                                                          Securities
   Name and Principal    Year Ended  Salary   Bonus   Underlying Options  All other
        Position          June 30     ($)      ($)           (#)         Compensation
   ------------------    ----------  ------  -------- ------------------ ------------
Michael F. Shalom, CEO..    2000    $162,500 $ 50,000       30,000           --
                            1999         --       --           --            --
                            1998         --       --           --            --
Joel M. Eidelstein,.....    2000    $150,000 $ 50,000      300,000           --
 President..............    1999    $ 50,000      --       300,000           --
                            1998    $ 24,000      --           --            --
Jose Leiman, CFO........    2000    $225,000 $ 25,000      227,500           --
                            1999         --       --           --            --
                            1998         --       --           --            --
Zalman Lekach, COO......    2000    $151,200 $225,000      374,167           --
                            1999    $ 24,600      --           --            --
                            1998         --       --                         --

 Option Grants and Exercises in Fiscal Year 2000--

   The following table sets forth information with respect to options that were granted in fiscal year 2000 to our executive officers.

                              Option Grants Table

                                   Option Grants in Fiscal Year 2000
-------------------------------------------------------------------------------------------------------
                                                                          Potential Realizable Value at
                         Number of                                        Assumed Annual Rates of Stock
                         Securities Percent of Total                      Price Appreciation for Option
                         Underlying Options Granted  Exercise                       Term (2)
                          Options   To Employees in    Price   Expiration -----------------------------
Name                      Granted     Fiscal Year    ($/Share)  Date (1)     0%        5%        10%
----                     ---------- ---------------- --------- ---------- --------- --------- ---------
Michael F. Shalom.......   12,892          1%           8.75   01/01/2010   298,128   556,559   953,047
                           17,108          1%           8.75   06/12/2010    46,512   169,905   359,216
Joel M. Eidelstein......  128,924          7%           8.75   01/01/2010 2,981,368 5,565,761 9,530,766
                          171,076          9%           8.75   06/12/2010   465,113 1,699,013 3,592,075
Jose Leiman.............   33,333          2%          12.00   07/01/2009   210,415   594,296 1,183,250
                           15,000          1%          15.00   07/01/2009    49,688   222,436   487,468
                           33,333          2%          15.00   07/01/2009   110,416   494,297 1,083,252
                           33,334          2%          18.00   07/01/2009    10,417   394,309   983,282
                           12,500          1%          20.00   12/01/2009       --    141,952   374,119
                           42,975          2%           8.75   01/01/2010   116,812 1,855,268 3,176,947
                           57,025          3%           8.75   06/12/2010   155,037   566,334 1,197,351
Zalman Lekach...........   15,000          1%          15.00   05/24/2009    51,563   225,490   492,331
                            8,308         --            8.75   07/01/2009    79,445   175,125   321,917
                           19,134          1%           8.75   10/01/2009   263,093   533,839   949,221
                           12,500          1%          20.00   12/01/2009       --    141,952   374,119
                           19,225          1%           8.75   01/01/2010   444,578   829,960 1,421,217
                          128,924          7%           8.75   01/01/2010 2,981,368 5,565,761 9,530,766
                          171,076          9%           8.75   06/12/2010   465,010 1,699,013 3,592,075

--------
(1) Options that expire on June 12, 2010 are subject to stockholder approval of additional options under the stock option plan.
(2) The amounts shown in these columns are the result of calculations at assumed annual rates required by the SEC and are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

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

                               Individual Grants

                                                                Number of Securities
                                                               Underlying Unexercised
                         Shares Acquired                    Options/SARs at June 30, 2000
Name                       on Exercise   Value Realized ($)   Exercisable/Unexercisable
----                     --------------- ------------------ -----------------------------
Michael F. Shalom.......         0                0                     0 /  30,000
Joel M. Eidelstein......         0                0               201,000 / 399,000
Jose Leiman.............         0                0                39,102 / 188,398
Zalman Lekach...........         0                0                14,546 / 359,621

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

   Under the agreements of Messrs. Eidelstein and Shalom, a "Change of Control" is defined as occurrence of any one of the following events: (a) any consolidation, merger or other similar transaction involving IFX, if IFX is not the continuing or surviving corporation, or which contemplates that all or substantially all of the business and/or assets of IFX will be controlled by another corporation; (b) any sale, lease, exchange or transfer (in one transaction or series of related transactions) of all or substantially all of the assets of IFX; (c) approval by the stockholders of IFX of any plan or proposal for the liquidation or dissolution of IFX, unless such plan or proposal is abandoned within 60 days following such approval; (d) the acquisition by any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of the outstanding shares of voting stock of IFX; provided, however, that for purposes of the foregoing, "person" excludes Lee S. Casty, International Technology Investments, LC or any of their Affiliates, any underwriter purchasing shares of IFX with the intent of reselling them, or any sale to GEM (or its affiliates); or (e) if, during any period of 24 consecutive calendar months commencing on the date of this Agreement, those individuals (the "Continuing Directors") who either (i) were directors of IFX on the first day of each such period, or (ii) subsequently became directors of IFX and whose actual election or initial nomination for election subsequent to that date was approved by a majority of the Continuing Directors then on the board of directors of IFX, cease to constitute a majority of the board of directors of IFX.

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

                                            Amount and Nature      Approximate
Name / Address (1)                       of Beneficial Ownership Percent of Class
------------------                       ----------------------- ----------------
Michael Shalom..........................        6,000,000(2)          44.98%
Joel Eidelstein.........................          225,000(3)           1.66%
Jose Leiman.............................           46,090(4)              *
Zalman Lekach...........................           42,774(5)              *
Burton J. Meyer.........................          365,412(6)           2.63%
George A. Myers.........................            1,333(7)              *
Casty Grantor Sub-Trust(8)..............        3,060,282(9)          22.94%
International Technology
 Investments(10)........................        6,000,000             44.98%
Mark Lama(11).............................      2,030,869(12)         13.21%
Charles Moore(11).........................      2,030,869(12)         13.21%
UBS Capital Americas III(11)..............      2,030,869(12)         13.21%
                                                ---------             -----
ALL OFFICERS AND DIRECTORS AS A GROUP...        8,706,478             39.50%

--------
*Less than one percent.
 (1) The business address for Messrs. Eidelstein, Lekach, Shalom, Meyer, and Myers is in care of IFX, 707 Skokie Blvd., 5th Floor, Northbrook, IL 60062.
 (2) Includes 6,000,000 shares of Common Stock held by International Technology. Mr. Shalom may be deemed to be an affiliate of International Technology and, accordingly, Mr. Shalom may be deemed to beneficially own the shares of Common Stock held by such entity.
 (3) Includes 225,000 shares of Common Stock subject to an option granted to Mr. Eidelstein pursuant to the IFX 1999 Stock Option and Incentive Plan, which option currently is exercisable.

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

Item 13--Certain Relationships and Related Transactions

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

   Facilito.com. IFX owns approximately a 49.9% interest in Facilito, a company which provides e-commerce solutions. The remaining 50.1% interest in Facilito is held by The Intcomex Group. The Intcomex Group is owned by family members of Michael Shalom, IFX's Chief Executive Officer. Facilito intends to source a significant portion of its merchandise for its e-commerce sales from Intcomex. In addition, during April 2000, IFX entered into an agreement with Facilito in which it agreed to provide Facilito with web referrals from its Tutopia customers and network services in exchange for certain fees.

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

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) 1. Financial Statements:

   The following financial statements are attached to this Form 10-K commencing on page 39.

                                                                        Page No
                                                                        -------
Report of Independent Certified Public Accountants.....................    39
Report of Independent Certified Public Accountants.....................    40
Consolidated Balance Sheets as of June 30, 2000 and 1999...............    41
Consolidated Statements of Operations for the Years ended June 30,
 2000, 1999 and 1998...................................................    42
Consolidated Statements of Changes in Stockholders' Equity for the
 Years Ended June 30, 2000, 1999 and 1998..............................    43
Consolidated Statements of Cash Flows for the Years ended June 30,
 2000, 1999 and 1998...................................................    44
Notes to Consolidated Financial Statements.............................    45

 2. Financial Statement Schedules

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

   (b) Report on Form 8-K dated June 15, 2000 regarding the UBS Capital Americas preferred stock investment.

                         IFX Corporation Exhibit Index

  Exhibit
  Number                          Description of Exhibit
  -------                         ----------------------
  3(i)(1)  Restated Certificate of Incorporation of the Registrant

  3(ii)(1) By-laws, effective June 15, 2000

  4.1(1)   Certificate of Designation, Powers, Preferences and Rights of Series
           A Convertible Preferred Stock of the Registrant

  4.2(1)   Registration Rights Agreement dated as of June 15, 2000 among the
           Registrant, UBS Capital Americas III, L.P., UBS Capital LLC,
           International Technology Investments, LC and Lee S. Casty

 10.1(1)   Stockholders Agreement dated as of June 15, 2000 among Registrant,
           UBS Capital Americas III, L.P., UBS Capital LLC, International
           Technology Investments, LC, Joel Eidelstein, Michael Shalom and Lee
           S. Casty

 10.2(1)   Stock Purchase Agreement dated as of June 15, 2000 among the
           Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

 10.3(1) Form of Non-Qualified Stock Option Agreement between the Registrant and employee with attached schedule describing actual option grants

 10.4(1)   Employment Agreement dated as of January 1, 2000 between Joel
           Eidelstein and the Registrant

 10.5(1)   Stock Option Agreement dated as of November 10, 1998, between Joel
           Eidelstein and the Registrant

 10.6(1)   Employment Agreement dated as of January 1, 2000 between Michael
           Shalom and the Registrant

 10.7(1)   Amendment to Employment Agreement dated as of April 1, 2000 between
           Zalman Lekach and the Registrant

 10.8(1)   Stock Option Agreement dated as of January 1, 2000, between Zalman
           Lekach and the Registrant

 10.9(1) Employment Agreement dated as of June 26, 1999 between Jose Leiman and the Registrant

 10.10(1)  Amended and Restated Stock Purchase Agreement dated as of June 12,
           2000 between the Registrant and Lee S. Casty

 10.11(1) Form of Directors Stock Option Agreement with attached schedule describing actual option grants

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

 10.15     Dial Access Agreement dated as of August 31, 2000 between
           Tutopia.com, Inc. and the Registrant

 10.16     Revenue Sharing Agreement dated as of August 31, 2000 between
           Tutopia.com, Inc. and the Registrant

 10.17     Inter-Company Services Agreement dated as of August 31, 2000 between
           Tutopia.com, Inc. and the Registrant

  Exhibit
  Number                         Description of Exhibit
  -------                        ----------------------
 10.18     Share Sale Agreement, dated August 24, 2000, between Duncan Lawrie
           Offshore Services Limited in its capacity as trustee for The IFX
           Group Trust and the Registrant

 11.2(2)   Lucent Technologies Agreement

 21.1      List of subsidiaries of the Company

 23.1      Consent of Ernst & Young LLP

 23.2      Consent of Arthur Andersen LLP

 27        Financial Data Schedule

--------
(1) Incorporated by reference to Registrant's Report on Form 8-K filed on July 5, 2000
(2) Incorporated by reference to Registrant's Report on Form 10-Q filed on November 15, 1999

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

   As discussed in Note 1, certain revenues and expenses in the accompanying consolidated financial statements have been restated for the year ended June 30, 2000.

                                          /s/ Ernst & Young LLP

Miami, Florida
September 22, 2000, except for
 the last paragraph of Note 1
 as to which the date is
 November 15, 2000.

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

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
September 24, 1999

                        IFX Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                       June 30,     June 30,
                                                         2000         1999
                                                     ------------  -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................... $ 15,049,300  $ 5,482,800
  Receivables, net of allowance for doubtful
   accounts of $922,500 and $80,100 at June 30, 2000
   and 1999, respectively...........................    1,295,900      458,300
  Net assets of discontinued operations.............      952,600    3,726,900
  Income taxes receivable...........................    1,632,600          --
                                                     ------------  -----------
    Total current assets............................   18,930,400    9,668,000
                                                     ------------  -----------
PROPERTY AND EQUIPMENT, NET.........................   15,505,400    1,884,200
OTHER ASSETS:
  Acquired customer base, net of accumulated
   amortization of $5,511,800 and $155,500,
   respectively.....................................   21,220,500    2,686,600
  Investments, cost basis...........................    2,865,500    3,113,500
  Investments, equity basis.........................      315,100      241,500
  Prepaid expenses..................................      749,500          --
  Notes receivable..................................          --       612,500
  Foreign taxes recoverable.........................    1,637,500          --
  Other assets......................................    1,307,000      655,200
                                                     ------------  -----------
    Total other assets..............................   28,095,100    7,309,300
                                                     ------------  -----------
TOTAL ASSETS........................................ $ 62,530,900  $18,861,500
                                                     ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................. $  7,534,000  $ 1,152,100
  Accrued expenses..................................    4,393,800    1,295,100
  Deferred revenues.................................      391,100          --
  Liabilities related to acquisitions...............    1,568,000          --
  Current portion of capital lease obligations......    1,935,300          --
                                                     ------------  -----------
    Total current liabilities.......................   15,822,200    2,447,200
                                                     ------------  -----------
LONG-TERM LIABILITIES:
  Notes payable.....................................      374,700      316,900
  Deferred gain on sale of investment...............    4,451,900          --
  Capital lease obligations, less current portion...    9,032,500          --
                                                     ------------  -----------
    Total long-term liabilities.....................   13,859,100      316,900
                                                     ------------  -----------
    TOTAL LIABILITIES...............................   29,681,300    2,764,100
                                                     ============  ===========
    Minority interest in subsidiary.................    4,394,900          --
STOCKHOLDERS EQUITY:
  Preferred Stock, $.02 par value; 10,000,000 shares
   authorized, 1,210,398 issued and outstanding at
   June 30, 2000....................................   14,900,000          --
  Common stock, $.02 par value; 50,000,000 shares
   authorized, 13,295,183 and 6,830,240 shares
   issued and outstanding at June 30, 2000 and 1999,
   respectively.....................................      265,900      136,600
  Additional paid-in capital........................   66,818,300   11,299,100
  (Accumulated deficit) retained earnings...........  (41,059,800)   4,817,200
  Accumulated other comprehensive loss..............     (337,200)     (26,000)
  Deferred compensation.............................  (12,132,500)    (129,500)
                                                     ------------  -----------
    TOTAL STOCKHOLDERS' EQUITY......................   28,454,700   16,097,400
                                                     ============  ===========
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...... $ 62,530,900  $18,861,500
                                                     ============  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX Corporation and Subsidiaries

                     Consolidated Statements Of Operations

                                                   12 Months Ended
                                                       June 30,
                                          ------------------------------------
                                              2000         1999        1998
                                          ------------  ----------  ----------
                                           (Restated)
REVENUES:
  Dial-up................................ $  8,249,600  $  616,300  $      --
  Dedicated line services................    1,351,100      28,200         --
  Web hosting and design services........      379,000      80,800         --
  Other..................................      709,600         --          --
                                          ------------  ----------  ----------
    Total revenues.......................   10,689,000     725,300         --
                                          ------------  ----------  ----------
COSTS AND EXPENSES:
  Cost of revenues.......................    8,487,000     445,500         --
  General and administrative.............   22,940,100   2,691,800     729,400
  Sales and marketing....................    9,238,700     247,600       3,700
  Depreciation and amortization..........    8,148,700     232,400         --
  Non-cash stock compensation............    6,359,100      39,000         --
  Contract cancellation costs............    6,815,700         --          --
                                          ------------  ----------  ----------
    Total operating expenses.............   61,989,300   3,656,300     733,100
                                          ------------  ----------  ----------
  Operating loss from continuing opera-
   tions.................................  (51,300,000) (2,931,000)   (733,100)
                                          ------------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income........................      414,800     376,100     290,100
  Interest expense.......................     (611,300)        --          --
  Minority interest in subsidiary........    1,110,100         --          --
  Loss from operations of equity
   investees.............................     (330,200)   (107,700)        --
  Other..................................      101,200     136,200     126,500
                                          ------------  ----------  ----------
    Total other income, net..............      684,600     404,600     416,600
                                          ------------  ----------  ----------
Loss from continuing operations before
 income taxes............................  (50,615,400) (2,526,400)   (316,500)
Income tax benefit.......................    2,771,400     811,000     108,000
                                          ------------  ----------  ----------
Loss from continuing operations..........  (47,844,000) (1,715,400)   (208,500)
                                          ------------  ----------  ----------
Income from discontinued operations, net
 of taxes................................    1,967,000   3,117,600   3,575,200
                                          ------------  ----------  ----------
    Net (loss) income.................... $(45,877,000) $1,402,200  $3,366,700
                                          ------------  ----------  ----------
BASIC AND DILUTED (LOSS) INCOME PER
 SHARE:
  Continuing operations.................. $      (4.71) $    (0.26) $    (0.03)
  Discontinued operations................ $       0.19  $     0.48  $     0.57
                                          ------------  ----------  ----------
    Net (loss) income.................... $      (4.52) $     0.22  $     0.54
                                          ============  ==========  ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
  Basic and diluted......................   10,153,565   6,498,204   6,246,545
                                          ============  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX Corporation and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                                                   Accumulated
                                      Common Stock                                    Retained        Other
                        Preferred  --------------------    Paid-in      Deferred      Earnings    Comprehensive
                          Stock      Shares     Amount     Capital    Compensation   (Deficit)    Income (loss)    Total
                       ----------- ----------  --------  -----------  ------------  ------------  ------------- -----------
Balance June 30,
 1997................               6,279,130  $125,600  $ 8,075,500  $        --   $     48,300    $ (45,700)  $ 8,203,700
Repurchase of
 fractional shares
 pursuant to one-for
 five reverse split..          --         (10)      --           --                          --           --            --
Repurchase of common
 stock and odd lots..          --    (123,580)   (2,500)    (232,800)                        --           --       (235,300)
Net and comprehensive
 income..............          --         --        --           --                    3,366,700          --      3,366,700
                       ----------- ----------  --------  -----------  ------------  ------------    ---------   -----------
Balance June 30,
 1998................          --   6,155,540   123,100    7,842,700                   3,415,000      (45,700)   11,335,100
                       =========== ==========  ========  ===========  ============  ============    =========   ===========
Stock issued for
 cash................          --     500,000    10,000      990,000                         --           --      1,000,000
Stock and options
 issued for
 acquisitions........          --     174,700     3,500    2,297,900                         --           --      2,301,400
Compensation
 associated with
 grant of stock
 options and
 warrants............          --                             39,000                         --           --         39,000
Deferred compensation
 associated with
 grant of stock
 options.............          --         --        --       129,500      (129,500)          --           --            --
Net income...........          --         --        --           --                    1,402,200                  1,402,200
Foreign currency
 translation.........          --         --        --           --                          --        19,700        19,700
                                                                                                                -----------
Comprehensive income.                                                                                             1,421,900
                       ----------- ----------  --------  -----------  ------------  ------------    ---------   -----------
Balance June 30,
 1999................          --   6,830,240   136,600   11,299,100      (129,500)    4,817,200      (26,000)   16,097,400
                       =========== ==========  ========  ===========  ============  ============    =========   ===========
Stock issued for
 cash................          --   5,541,511   110,800   11,020,800           --            --           --     11,131,600
Stock issued for
 acquisitions........          --     835,598    16,700   20,938,200           --            --           --     20,954,900
Stock issued for
 contract
 termination.........          --     119,314     2,400    4,154,300           --            --           --      4,156,700
Issuance of preferred
 stock...............   14,900,000        --        --           --            --            --           --     14,900,000
Compensation expense
 associated with
 warrants for
 contract
 termination.........          --         --        --     1,659,000           --            --           --      1,659,000
Compensation expense
 associated with
 variable stock
 options.............          --         --        --     1,144,400           --            --           --      1,144,400
Deferred compensation
 associated with
 grant of stock
 options.............          --         --        --    17,217,700   (12,003,000)                       --      5,214,700
Common stock retired.          --     (31,480)     (600)    (615,200)          --            --           --       (615,800)
Net loss.............          --         --        --           --            --    (45,877,000)         --    (45,877,000)
Foreign currency
 translation.........          --         --        --           --            --            --      (311,200)     (311,200)
                                                                                                                -----------
Comprehensive loss...          --         --        --           --            --            --           --    (46,188,200)
                       ----------- ----------  --------  -----------  ------------  ------------    ---------   -----------
Balance June 30,
 2000................  $14,900,000 13,295,183  $265,900  $66,818,300  $(12,132,500) $(41,059,800)   $(337,200)  $28,454,700
                       =========== ==========  ========  ===========  ============  ============    =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended June 30,
                                         --------------------------------------
                                             2000         1999         1998
                                         ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income....................  $(45,877,000) $ 1,402,200  $ 3,366,700
  Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
    Depreciation.......................     2,792,400       76,900        1,700
    Amortization.......................     5,356,300      155,500          --
    Bad debt expense...................       842,400       80,100          --
    Compensation associated with stock
     options...........................     6,359,100       39,000          --
    Compensation associated with
     consulting agreements.............     4,156,700          --           --
    Expense associated with stock
     warrants..........................     1,659,000          --           --
    Equity in net (income) loss of
     equity investees..................       330,200      107,700      (70,200)
    Minority interest in subsidiary....    (1,110,100)         --           --
  Change in net assets of discontinued
   operations..........................     2,774,300    1,307,600    1,853,500
  Changes in operating asset and
   liabilities:
    Foreign taxes recoverable..........    (1,637,500)         --           --
    Receivables........................    (1,188,900)    (218,700)     (89,500)
    Income taxes receivable............    (1,632,600)         --           --
    Other assets.......................    (1,237,600)    (129,500)       1,900
    Due from affiliates................       114,100          --           --
    Deferred revenues..................       391,100          --           --
    Accrued expenses...................     3,098,700          --           --
    Accounts payable...................     5,139,100      800,700      (32,400)
                                         ------------  -----------  -----------
Cash (used) provided by operating
 activities............................   (19,670,300)   3,621,500    5,031,700
                                         ------------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale Yupi Internet,
   Inc. shares.........................     5,000,000   (3,113,500)         --
  Investment, cost basis...............      (300,000)         --           --
  Acquisitions, primarily customer
   base................................    (2,443,900)    (443,800)         --
  (Increase) decrease in investments,
   equity basis........................      (528,500)    (229,000)     219,200
  Increase (decrease) in notes
   receivable..........................        (2,700)      (1,100)       7,500
  Purchases of property and equipment..    (4,646,900)    (991,200)     (14,400)
                                         ------------  -----------  -----------
Cash (used) provided by investing
 activities............................    (2,922,000)  (4,778,600)     212,300
                                         ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) of notes payable.        34,900      (13,000)  (1,586,600)
  Proceeds from short-term vendor
   financing...........................       898,500          --           --
  Issuance (repurchase) of common
   stock...............................    11,131,600    1,000,000     (235,300)
  Issuance of preferred stock..........    14,900,000          --           --
  Minority interest....................     5,505,000          --           --
                                         ------------  -----------  -----------
Cash provided (used) by financing
 activities............................    32,470,000      987,000   (1,821,900)
                                         ------------  -----------  -----------
Effect of exchange rate changes on cash
 and cash equivalents..................      (311,200)     (19,700)         --
                                         ------------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................     9,566,500     (150,400)   3,422,100
Cash and cash equivalents, beginning of
 period................................     5,482,800    5,633,200    2,211,100
                                         ------------  -----------  -----------
Cash and cash equivalents, end of
 period................................  $ 15,049,300  $ 5,482,800  $ 5,633,200
                                         ============  ===========  ===========

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

                       IFX CORPORATION AND SUBSIDIARIES

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

                       IFX CORPORATION AND SUBSIDIARIES

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

                       IFX CORPORATION AND SUBSIDIARIES

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

 Computation of Earnings or Loss per Common Share

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities consist of stock options and common shares issuable upon the conversion of the Preferred Stock. Potentially dilutive securities have been excluded from the calculation of diluted loss from continued operations since their effect would have

                       IFX CORPORATION AND SUBSIDIARIES
been anti-dilutive. Approximately 2.3 million such potentially dilutive securities were excluded from the June 30, 2000, earnings per share calculation.

 New Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS No. 133 to delay the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS No. 133, as amended, in fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

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

 Restatement

   Subsequent to the issuance of the Company's June 30, 2000 consolidated financial statements, management determined certain of the Company's revenues and expenses were understated for the year ended June 30, 2000. There was no effect on the Company's loss or loss per share as previously reported as a result of this understatement.

The accompanying consolidated financial statements for year ended June 30, 2000 have been restated to reflect the changed amounts for these consolidated statement of operations line items.

   The following table summarizes the effects of the restatement on the Company's June 30, 2000 consolidated statement of operations line items affected:

                                                            As
                                                        Previously
                                                         Reported   As Restated
                                                        ----------- -----------
      Dial-up revenues................................. $ 7,250,600 $ 8,249,600
      Other revenues...................................     705,200     709,600
      Cost of revenues.................................   8,217,200   8,487,000
      General and administrative.......................  22,283,800  22,940,100
      Sales and marketing..............................   9,177,400   9,238,700
      Interest expense................................. $   595,300 $   611,300

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

   The following table summarizes financial information related to the Company's discontinued operations:

                                                 Year Ended June 30,
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
   Income from discontinued operations
    before income taxes................  $ 3,026,100  $ 4,785,500  $ 5,852,400
   Income tax provision on discontinued
    operation..........................   (1,059,100)  (1,667,900)  (2,277,200)
                                         -----------  -----------  -----------
   Income from discontinued operations,
    net of taxes.......................  $ 1,967,000  $ 3,117,600  $ 3,575,200
                                         ===========  ===========  ===========

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

                       IFX CORPORATION AND SUBSIDIARIES

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

   The following table summarizes the Company's acquisitions during fiscal year 2000:

  Date                Acquisition/Investment/              Business     Country
  ----                -----------------------              --------     -------
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

                                                        Year Ended June 30,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  -----------
                                                            (Unaudited)
      Total revenues................................. $ 14,306,500  $12,181,100
      Net loss.......................................  (54,978,400)  (7,511,800)
      Basic and diluted net loss per common share.... $      (5.41) $     (0.74)

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

                       IFX CORPORATION AND SUBSIDIARIES

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

   The following table summarizes the Company's stock option activity:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
      Outstanding at June 30, 1998..................       --        $  --
      Granted.......................................   442,500         5.97
      Cancelled.....................................       --           --
                                                     ---------       ------
      Outstanding at June 30, 1999..................   442,500         5.97
      Granted....................................... 1,896,167        12.54
      Cancelled.....................................   (34,750)       18.21
      Exercised.....................................    (9,033)        9.71
                                                     ---------       ------
      Outstanding at June 30, 2000.................. 2,294,884       $10.05
                                                     =========       ======

   The following table summarizes information concerning outstanding options at June 30, 2000:

                                                      Weighted Average
                         Number of Weighted Average Remaining Contractual   Number    Weighted Average
Exercise Price Range      Shares    Exercise Price     Life (in years)    Exercisable  Exercise Price
--------------------     --------- ---------------- --------------------- ----------- ----------------
$3.00 to 5.00...........   301,000      $ 3.01            8.3 years         225,333        $ 3.00
5.01 to 10.00........... 1,037,634        8.57            9.7 years          97,475          7.86
10.01 to 15.00..........   398,916       14.12            9.1 years         103,583         13.20
15.01 to 20.00..........   537,334       19.28            9.4 years          78,500         17.29
20.01 to 30.00..........    20,000       26.25            9.2 years          20,000         26.25
                         ---------                                          -------
                         2,294,884       11.47            9.3 years         524,891          9.16
                         =========                                          =======

                       IFX CORPORATION AND SUBSIDIARIES

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

                                                           Year Ended June 30,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
      Risk-Free Interest Rate.............................      6.00%      5.50%
      Expected Dividend Yield.............................      0.00%      0.00%
      Expected Lives...................................... 5.0 years  5.0 years
      Expected Volatility.................................      0.96       1.25

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

   If compensation cost for IFX's stock-based compensation plans had been determined under SFAS No. 123 "Accounting for Stock-Based Compensation," IFX's net income and earnings per share would have been the pro forma amounts indicated below:

                                                         Year Ended June 30,
                                                       ------------------------
                                                           2000         1999
                                                       ------------  ----------
      Net (loss) Income................... As reported $(45,877,000) $1,402,200
                                           Pro forma   $(55,119,000) $1,288,600
      Basic and diluted earnings (loss)
       per share.......................... As reported $      (4.52) $     0.22
                                           Pro forma   $      (5.43) $     0.20

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                               June 30,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
      Computer equipment............................... $ 5,207,700  $1,833,100
      Furniture and fixtures...........................     671,800     176,600
      Leasehold improvements...........................     728,600     243,800
      Assets under capital lease agreements............   9,569,300         --
      Software.........................................   2,472,400         --
      Other............................................     162,500         --
                                                        -----------  ----------
                                                         18,812,300   2,253,500
      Less accumulated depreciation and amortization...  (3,306,900)   (369,300)
                                                        -----------  ----------
      Property and equipment, net...................... $15,505,400  $1,884,200
                                                        ===========  ==========

                       IFX CORPORATION AND SUBSIDIARIES

   Accumulated amortization of assets under capital lease agreements was approximately $1.2 million at June 30, 2000.

6. NOTES PAYABLE

   In connection with certain acquisitions, the Company assumed notes payable aggregating to a principal amount of approximately $0.4 million.

7. ACCRUED EXPENSES

   The accrued expenses consist of the following:

                                                             Fiscal year end
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
      Salaries and employee benefits..................... $  603,200 $  189,000
      Advertising........................................    396,600        --
      Legal and professional fees........................  1,327,900    303,200
      Telecommunications.................................    763,600    114,900
      Accrued taxes......................................    915,900    223,400
      All other..........................................    386,600    464,600
                                                          ---------- ----------
        Total............................................ $4,393,800 $1,295,100
                                                          ========== ==========

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

                       IFX CORPORATION AND SUBSIDIARIES

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

                       IFX CORPORATION AND SUBSIDIARIES

9. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                  Year ended June 30,
                                          -------------------------------------
                                              2000         1999         1998
                                          ------------  -----------  ----------
Loss from continuing operations.........  $(47,844,000) $(1,715,400) $ (208,500)
Income from discontinued operations, net
 of taxes...............................     1,967,000    3,117,600   3,575,200
                                          ------------  -----------  ----------
Net (loss) income.......................  $(45,877,000)   1,402,200   3,366,700
Weighted average shares of common stock
 outstanding............................    10,153,565    6,498,204   6,246,545
Basic and diluted (loss) earnings per
 share:
  Continued operations..................  $      (4.71) $     (0.26) $    (0.03)
  Discontinued operations...............          0.19         0.48        0.57
                                          ------------  -----------  ----------
(Loss) earnings per share...............  $      (4.52) $      0.22  $     0.54
                                          ------------  -----------  ----------

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

                       IFX CORPORATION AND SUBSIDIARIES

   Facilito.com. IFX owns approximately a 49.9% interest in Facilito, a company which provides e-commerce solutions. The remaining 50.1% interest in Facilito is held by The Intcomex Group. The Intcomex Group is owned by family members of Michael Shalom, IFX's Chief Executive Officer. Facilito intends to source a significant portion of its merchandise for its e-commerce sales from Intcomex. In addition, during April 2000, IFX entered into an agreement with Facilito in which it agreed to provide Facilito with web referrals from its Tutopia customers and network services in exchange for certain fees.

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

                       IFX CORPORATION AND SUBSIDIARIES

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

   Selected financial information for the years ended June 30, 2000 and 1999 by segment is presented below:

                                               2000                                              1999
                         -------------------------------------------------- ------------------------------------------------
                                                   Loss from                                        Loss from
                                     Depreciation  continuing                         Depreciation  continuing
                                         and       operations      Total                  and       operations      Total
                          Revenues   Amortization before taxes    Assets    Revenues  Amortization before taxes    Assets
                         ----------- ------------ ------------  ----------- --------  ------------ ------------  -----------
                         (Restated)
Brazil.................  $ 3,767,800  $  124,100  $ (4,813,800) $19,627,800 $    --     $    --    $       --    $       --
Chile..................    1,974,300     279,900    (1,965,400)   7,139,700  200,200       2,800       (77,800)    1,623,300
Mexico.................    1,461,900     104,700    (2,804,900)   8,530,200  137,600       7,600      (104,400)      990,600
Venezuela..............    1,633,300     121,200      (573,800)   3,237,900  335,000      23,600       (16,000)    1,785,400
Bolivia................      660,100     194,900      (816,200)   1,366,100   61,500       5,100        (7,300)    1,015,600
Argentina..............       70,300     128,600    (3,226,800)     988,200      --          600      (141,900)      134,500
United States..........       67,200     407,300   (24,775,900)  19,063,900      --       27,700    (1,394,700)   11,242,400
All Other..............    1,054,400   6,788,000   (11,638,600)   2,577,100   (9,000)    165,000      (784,300)    2,069,700
                         -----------  ----------  ------------  ----------- --------    --------   -----------   -----------
 Total.................  $10,689,300  $8,148,700  $(50,615,400) $62,530,900 $725,300    $232,400   $(2,526,400)  $18,861,500
                         ===========  ==========  ============  =========== ========    ========   ===========   ===========

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

                        IFX CORPORATION AND SUBSIDIARIES

   The benefit for relating to income taxes for each of the years ended June 30, is as follows:

                                                        Year ended June 30,
                                                    ----------------------------
                                                       2000      1999     1998
                                                    ---------- -------- --------
      Current...................................... $2,771,400 $811,000 $108,000
      Deferred.....................................        --       --       --
                                                    ---------- -------- --------
        Total Benefit.............................. $2,771,400 $811,000 $108,000
                                                    ========== ======== ========

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

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                          Fiscal Year End
                                                       -----------------------
                                                           2000        1999
                                                       ------------  ---------
      DEFERRED TAX ASSETS:
        Bad debt reserve.............................. $    347,100  $  62,500
        Depreciation..................................       59,600     59,600
        Other accruals................................       56,100     38,300
        Amortization..................................    1,390,500     43,800
        Gain on investment............................    1,674,500        --
        Other assets..................................          --     179,300
        Tax credits...................................      761,400        --
        NOL carry-forward.............................    9,639,100        --
                                                       ------------  ---------
        Deferred tax assets...........................   13,928,300    383,500
        Less valuation allowance......................  (13,702,900)       --
                                                       ------------  ---------
          Total deferred tax assets................... $    225,400  $ 383,500
      Deferred tax liabilities:
        Other liabilities.............................     (225,400)  (383,500)
          Total deferred tax liabilities..............     (225,400)  (383,500)
                                                       ------------  ---------
          Total net deferred taxes.................... $         (0) $      (0)
                                                       ============  =========

                       IFX CORPORATION AND SUBSIDIARIES

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

      Losses expiring in fiscal 2001-2003
        El Salvador.............................................. $   (419,900)
        Guatemala................................................     (202,700)
        Costa Rica...............................................     (296,100)
        Honduras.................................................     (248,100)
        Uruguay..................................................      (46,000)
        Venezuela................................................     (573,800)
      Losses expiring in fiscal 2004-2005
        Nicaragua................................................ $    (27,200)
        Argentina................................................   (3,226,800)
        Colombia.................................................   (1,127,900)
        Panama...................................................     (256,400)
      Losses expiring after 2010
        Mexico................................................... $ (3,320,600)
        United States............................................  (35,682,900)
      Losses with indefinite life:
        Bolivia.................................................. $   (710,300)
        Brazil...................................................   (4,813,800)
        Chile....................................................   (1,965,400)

   The United States and foreign components of loss from continuing operations before income taxes are as follows:

                                              For the Year Ending June 30,
                                           ------------------------------------
                                               2000         1999        1998
                                           ------------  -----------  ---------
      United States....................... $(24,775,900) $(1,458,500) $(316,500)
      Foreign.............................  (25,839,500)  (1,067,900)       --
                                           ------------  -----------  ---------
        Total............................. $(50,615,400) $(2,526,400) $(316,500)
                                           ============  ===========  =========

   Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                                                             Years Ended
                                                               June 30,
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
      Tax at U.S. statutory rate........................... (34)%  (34)%  (34)%
      State taxes, net of federal benefit..................  (2)%  --     --
      Stock option expense.................................   3 %  --     --
      Warrant expense......................................   1 %  --     --
      Other................................................ --       2 %  --
        Change in valuation allowance......................  27 %  --     --
                                                             (5)%  (32)%  (34)%
                                                            ===    ===    ===

                       IFX CORPORATION AND SUBSIDIARIES

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

   Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at June 30, 2000:

                                                                         Capital
                         Operating Lease  Sublease     Net Operating      Lease       Total
Fiscal Year                Obligations    Rentals    Lease Obligations Obligations Obligations
-----------              --------------- ----------  ----------------- ----------- -----------
2001....................   $3,059,000    $ (385,800)    $2,673,200     $ 3,265,000 $ 5,938,200
2002....................    1,328,200      (397,500)       930,700       4,448,900   5,379,600
2003....................      822,600       (66,600)       756,000       4,704,100   5,460,100
2004....................      391,200           --         391,200       1,377,300   1,768,500
2005....................       57,400           --          57,400          72,400     129,800
                           ----------    ----------     ----------     ----------- -----------
  Total lease
   obligations..........   $5,658,400    $ (849,900)    $4,808,500     $13,867,700 $18,676,200
  Amount representing
   interest.............                                                 2,899,900
                                                                       -----------
  Present value of net
   minimum lease pay-
   ments................                                               $10,967,800
                                                                       ===========

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

                       IFX CORPORATION AND SUBSIDIARIES

 Employment agreements

   The Company has employment agreements with several of its officers. The agreements generally require continuation of salary of between $200,000- $250,000 per year, each, and provide other benefits subsequent to termination or change of control in the Company. In addition, any unvested stock options held by the officers immediately vest upon employment termination or change in control of the Company.

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

                       IFX CORPORATION AND SUBSIDIARIES

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

                                          IFX         Tutopia         IFX
                                      Consolidated  Adjustments    Pro Forma
                                      ------------  ------------  ------------
                                       (Restated)
REVENUES:
  Dial-up............................ $  8,249,600  $        --   $  8,249,600
  Dedicated line services............    1,351,100           --      1,351,100
  Web hosting and design services....      379,000           --        379,000
  Other..............................      709,600     4,060,600     4,770,200
                                      ------------  ------------  ------------
    Total revenues...................   10,689,300     4,060,600    14,749,900
                                      ------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of revenues...................    8,487,000           --      8,487,000
  General and administrative.........   22,940,100    (3,635,800)   19,304,300
  Sales and marketing................    9,238,700    (6,986,700)    2,252,000
  Depreciation and amortization......    8,148,700       (95,600)    8,053,100
  Non-cash stock compensation........    6,359,100           --      6,359,100
  Contract cancellation costs........    6,815,700    (1,909,000)    4,906,700
                                      ------------  ------------  ------------
    Total operating expenses.........   61,989,300   (12,627,100)   49,362,200
                                      ------------  ------------  ------------
    Operating loss from continuing
     operations......................  (51,300,000)   16,687,700   (34,612,300)
                                      ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income....................      414,800       (71,500)      343,300
  Interest expense...................     (611,300)          --       (611,300)
  Minority interest in subsidiary....    1,110,100    (8,919,700)   (7,809,600)
  Loss from operations of equity
   investees.........................     (330,200)          --       (330,200)
  Other..............................      101,200           --        101,200
                                      ------------  ------------  ------------
    Total other income, net..........      684,600    (8,991,200)   (8,306,600)
                                      ------------  ------------  ------------
Loss from continuing operations
 before income taxes.................  (50,615,400)    7,696,500   (42,918,900)
Income tax benefit...................    2,771,400           --      2,771,400
                                      ------------  ------------  ------------
Loss from continuing operations......  (47,844,000)    7,696,500   (40,147,500)
                                      ------------  ------------  ------------
Income from discontinued operations,
 net of taxes........................    1,967,000           --      1,967,000
                                      ------------  ------------  ------------
    Net (loss) income................ $(45,877,000)    7,696,500  $(38,180,500)
                                      ------------  ------------  ------------
BASIC AND DILUTED (LOSS) INCOME PER
 SHARE:
  Continuing operations.............. $      (4.71) $       0.76  $      (3.95)
  Discontinued operations............         0.19           --           0.19
                                      ------------  ------------  ------------
    Net (loss) income................ $      (4.52) $       0.76  $      (3.76)
                                      ------------  ------------  ------------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
  Basic and diluted..................   10,153,565           --     10,153,565
                                      ============  ============  ============

                        IFX CORPORATION AND SUBSIDIARIES

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Quarters ended
                          --------------------------------------------------------------------------------
                            9/30/99     12/31/99      3/31/00       6/30/00       6/30/00        Total
                          -----------  -----------  ------------  ------------  ------------  ------------
                                                                      (As           (As
                                                                   restated)     reported)
Revenue.................  $ 1,218,600  $ 2,598,000  $  3,269,200  $  3,603,500  $  2,599,200  $ 10,689,300
Operating loss..........   (5,101,000)  (7,036,700)  (13,696,600)  (25,465,700)  (25,481,700)  (51,300,000)
Loss from continuing
 operations.............   (4,131,500)  (6,396,400)  (11,461,300)  (25,854,800)  (25,854,800)  (47,844,000)
Income from discontinued
 operations, net........      442,300      497,700       494,600       532,400       532,400     1,967,000
Net loss................   (3,689,200)  (5,898,700)  (10,966,700)  (25,322,400)  (25,322,400)  (45,877,000)
Per share--basic and
 diluted:
  Continuing operations.  $     (0.56) $     (0.74) $      (1.01) $      (2.40) $      (2.40) $      (4.71)
  Discontinued
   operations...........  $      0.06  $      0.06  $       0.04  $       0.03  $       0.03  $       0.19
  Net loss..............  $     (0.50) $     (0.68) $      (0.97) $      (2.37) $      (2.37) $      (4.52)

                                                  Quarters ended
                          ------------------------------------------------------------------
                            9/30/98     12/31/98      3/31/99       6/30/99        Total
                          -----------  -----------  ------------  ------------  ------------
Revenue.................  $       --   $       --   $        --   $    725,300  $    725,300
Operating loss..........     (150,300)    (302,200)     (647,800)   (1,830,700)   (2,931,000)
Loss from continuing
 operations.............     (123,500)    (135,700)     (542,000)     (914,200)   (1,715,400)
Income from discontinued
 operations, net........      946,700      784,800     1,036,000       350,100     3,117,600
Net income (loss).......  $   823,200  $   649,100  $    494,000  $   (564,100) $  1,402,200
Per share--basic and
 diluted:
  Continuing operations.  $     (0.02) $     (0.02) $      (0.08) $      (0.14) $      (0.26)
  Discontinued
   operations...........  $      0.15  $      0.12  $       0.16  $       0.05  $       0.48
  Net income (loss).....  $      0.13  $      0.10  $       0.07  $      (0.08) $       0.22

SCHEDULE II

                        IFX CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                          (For Continuing Operations)

                                                Additions
                                    ---------------------------------
                         Balance at     Charged to       Charged to               Balance
                         Beginning  (Benefits Against) Other Accounts Deductions  at End
      Description        of Period  Costs and Expenses   (Describe)   (Describe) of Period
      -----------        ---------- ------------------ -------------- ---------- ---------
Allowance for Doubtful
 Accounts
For the year ended June
 30, 2000...............  $80,100        $842,400          $ --         $ --     $922,500
For the year ended June
 30, 1999 (a)...........      --           80,100            --           --     $ 80,100
For the year ended June
 30, 1998 (a)...........      --              --             --           --     $    --

--------
(a) Reclassified to net assets of discontinued operations.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on September 27, 2000.

                                          IFX Corporation

                                                    /s/ Jose Leiman
                                          By: _________________________________
                                                       Jose Leiman,
                                                  Chief Financial Officer

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

   Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and the on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Michael Shalom            Chief Executive Officer       September 28, 2000
____________________________________ (Principal Executive
           Michael Shalom            Officer)

        /s/ Jose Leiman              Chief Financial Officer       September 28, 2000
____________________________________ (Principal Financial and
            Jose Leiman              Accounting Officer)

     /s/ Joel M. Eidelstein          President and Director        September 28, 2000
____________________________________
         Joel M. Eidelstein

       /s/ Charles Moore             Director                      September 28, 2000
____________________________________
           Charles Moore

        /s/ Mark O. Lama             Director                      September 28, 2000
____________________________________
            Mark O. Lama

      /s/ George A. Myers            Director                      September 28, 2000
____________________________________
          George A. Myers

       /s/ Zalman Lekach             Vice President and Director   September 28, 2000
____________________________________
           Zalman Lekach

      /s/ Burton J. Meyer            Director                      September 28, 2000
____________________________________
          Burton J. Meyer
