Form 10-Q
period 2000-09-30
IFX CORP
filed 2000-11-20
CIK 792861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2000

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

As of September 30, 2000, the issuer had outstanding 13,368,693 shares of common stock, $.02 par value per share.

                       IFX CORPORATION AND SUBSIDIARIES

                                                                    Page
                                                                    ----
PART I -  FINANCIAL INFORMATION


Item 1 -  Financial Statements

          Condensed consolidated balance sheets as of
          September 30, 2000 (Unaudited) and June 30, 2000            3

          Condensed consolidated statements of operations
          for the three months ended September 30, 2000
          (Unaudited) and 1999 (Unaudited)                            4

          Condensed consolidated statements of cash flows
          for the three months ended September 30, 2000
          (Unaudited) and 1999 (Unaudited)                            5

          Notes to condensed consolidated financial
          statements                                                  6

Item 2 -  Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     for the Period Ended September 30, 2000                         14


Item 3 -  Quantitative and Qualitative Disclosures
     about Market Risk                                               20


PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings                                          21


Item 2 -  Changes In Securities And Use Of Proceeds                  21


Item 6 -  Exhibits and reports on form 8-K                           21

    (a)   Exhibits

    27    Financial Data Schedule (EDGAR only)

PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             September 30, 2000   June 30, 2000
                                                                                             -------------------  --------------
                                                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................................     $ 19,803,700       $ 13,835,500
  Receivables, net of allowance for doubtful accounts of $851,800 and $922,500
    at September 30, 2000 and June 30, 2000, respectively..................................        2,006,700          1,208,600
  Net assets of discontinued operations....................................................          563,500            952,600
  Income taxes receivable..................................................................          996,000          1,632,600
  Prepaid expenses.........................................................................        1,226,400            746,000
-------------------------------------------------------------------------------------------------------------------------------
    Total current assets...................................................................       24,596,300         18,375,300
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET................................................................       16,866,800         15,190,300
-------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Acquired customer base, net of accumulated amortization of $7,891,100 and $5,511,800,
    at September 30, 2000 and June 30, 2000, respectively..................................       20,327,500         21,220,500
  Investments..............................................................................        2,990,900          3,180,600
  Foreign taxes recoverable................................................................        1,543,300          1,422,400
  Other assets.............................................................................          391,800            843,100
-------------------------------------------------------------------------------------------------------------------------------
          Total other assets...............................................................       25,253,500         26,666,600
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS...............................................................................     $ 66,716,600       $ 60,232,200
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.........................................................................     $  7,530,500       $  7,036,200
  Accrued expenses.........................................................................        4,670,500          3,993,500
  Deferred revenues........................................................................          309,600            361,900
  Liabilities related to acquisitions......................................................        4,062,900          1,568,000
  Current portion of capital lease obligations.............................................        1,671,500          1,935,300
-------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities..............................................................       18,245,000         14,894,900
-------------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Notes payable............................................................................          405,500            374,700
  Deferred gain on sale of investment......................................................        4,451,900          4,451,900
  Capital lease obligations, less current portion..........................................        9,895,700          9,032,500
-------------------------------------------------------------------------------------------------------------------------------
    Total long-term liabilities............................................................       14,753,100         13,859,100
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES..........................................................................       32,998,100         28,754,000
-------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.02 par value; 10,000,000 shares authorized, 2,030,869 and 1,210,398
    issued and outstanding at September 30, 2000 and June 30, 2000, respectively...........        25,000,000        14,900,000
  Common stock, $.02 par value; 50,000,000 shares authorized, 13,368,693 and 13,295,183
    shares issued and outstanding at September 30, 2000 and June 30, 2000, respectively....           267,400           265,900
  Additional paid-in capital...............................................................        71,549,200        69,833,600
  Accumulated deficit......................................................................       (52,368,500)      (41,059,800)
  Accumulated other comprehensive income (loss)............................................            27,500          (329,000)
  Deferred compensation....................................................................       (10,757,100)      (12,132,500)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY.................................................................        33,718,500        31,478,200
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................................      $ 66,716,600      $ 60,232,200
===============================================================================================================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX Corporation and Subsidiaries
                  Condensed Consolidated Statements Of Operations
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                         September 30,
                                                             -------------------------------------
                                                                  2000                    1999
                                                             -------------------------------------
                                                              (unaudited)              (unaudited)
REVENUES:
  Dial-up..............................................      $  2,317,200             $   910,600
  Dedicated line services..............................           792,300                 179,400
  Sales to related party...............................         3,265,700                       -
  Web hosting and design services......................           301,300                  54,900
  Other................................................           814,000                  73,700
--------------------------------------------------------------------------------------------------
    Total revenues.....................................         7,490,500               1,218,600
--------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of revenues.....................................         4,927,300               1,076,600
  General and administrative...........................         6,776,900               2,467,700
  Sales and marketing..................................           292,300               1,107,500
  Depreciation and amortization........................         3,476,800                 852,400
  Non-cash stock compensation..........................         2,680,100                 815,400
--------------------------------------------------------------------------------------------------
      Total operating expenses.........................        18,153,400               6,319,600
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Operating loss from continuing operations........       (10,662,900)             (5,101,000)
--------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income......................................           276,500                  85,000
  Interest expense.....................................           (94,600)                      -
  Loss from operations of equity investees.............        (3,721,400)                (22,000)
  Other................................................           (47,300)                 30,100
--------------------------------------------------------------------------------------------------
    Total other income, net............................        (3,586,800)                 93,100
--------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes....       (14,249,700)             (5,007,900)
Income tax benefit.....................................         1,029,300                 876,400
--------------------------------------------------------------------------------------------------
Loss from continuing operations........................       (13,220,400)             (4,131,500)
--------------------------------------------------------------------------------------------------
Income from discontinued operations, net of taxes......         1,911,700                 442,300
--------------------------------------------------------------------------------------------------
    Net loss ..........................................      $(11,308,700)            $(3,689,200)
--------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE:
  Continuing operations................................      $      (0.99)            $     (0.56)
  Discontinued operations..............................              0.14                    0.06
--------------------------------------------------------------------------------------------------
    Net loss...........................................      $      (0.85)            $     (0.50)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted....................................        13,319,066               7,423,547
==================================================================================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       IFX Corporation and Subsidiaries
                 Condensed Consolidated Statements Of Cash Flows
                                 (Unaudited)

                                                                                      Three Months Ended September 30,
                                                                                          2000               1999
                                                                                          ----               ----
                                                                                       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................             $(11,308,700)     $(3,689,200)
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
  Depreciation............................................................                1,066,300          351,400
  Amortization............................................................                2,410,500          501,000
  Deferred taxes..........................................................                        0         (876,400)
  Bad debt expense........................................................                  340,200          230,900
  Non-cash stock compensation.............................................                2,680,100          815,400
  Equity in net (income) loss of equity investees.........................                3,721,400           22,000
  Effect of deconsolidation of Tutopia.com................................               (2,391,700)               -
  Change in net assets of discontinued operations.........................                  389,100        3,089,000
  Changes in operating asset and liabilities:
     Foreign taxes recoverable............................................                 (120,900)               -
     Receivables..........................................................               (1,138,300)        (315,500)
     Income tax receivable................................................                  636,600                -
     Prepaid expenses.....................................................                 (480,400)               -
     Other assets.........................................................                  451,300         (730,100)
     Due from affiliates..................................................                        -           13,000
     Deferred revenues....................................................                  (52,300)               -
     Accounts payable and accrued expenses................................                1,119,100        1,358,300
     Liabilities on acquisitions..........................................                  356,600                -
---------------------------------------------------------------------------------------------------  ---------------
Cash (used) provided by operating activities..............................               (2,321,100)         769,800
---------------------------------------------------------------------------------------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, primarily customer base.....................................                        -         (774,000)
(Increase) decrease in investments, equity basis..........................                        -          (13,700)
Increase (decrease) in notes receivable...................................                        -           (2,500)
Purchases of property and equipment.......................................               (2,163,100)      (1,115,000)
---------------------------------------------------------------------------------------------------  ---------------
Cash (used) provided by investing activities..............................               (2,163,100)      (1,905,200)
---------------------------------------------------------------------------------------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable......................................                   30,800          156,500
Proceeds (payments) of capital lease obligation...........................                  (34,900)               -
Issuance of common stock..................................................                        -        3,000,000
Issuance of preferred stock...............................................               10,100,000                -
---------------------------------------------------------------------------------------------------  ---------------
Cash provided (used) by financing activities..............................               10,095,900        3,156,500
---------------------------------------------------------------------------------------------------  ---------------


Effect of exchange rate changes on cash and cash equivalents..............                  356,500           31,900
---------------------------------------------------------------------------------------------------  ---------------
Increase (decrease) in cash and cash equivalents..........................                5,968,200        2,053,000
Cash and cash equivalents, beginning of period............................               13,835,500        5,482,800
---------------------------------------------------------------------------------------------------  ---------------
Cash and cash equivalents, end of period..................................             $ 19,803,700      $ 7,535,800
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.................................................             $     94,600      $        -
                                                                                       ============  ===============

SUPPLEMENTAL NONCASH DISCLOSURE:
   Value of stock issued in conjunction                                                $    523,000      $ 1,967,200
    with acquisitions                                                                  ============  ===============

    Acquisition  of equipment through assumption                                       $    634,300      $ 2,855,700
     of capital lease obligations                                                      ============  ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Description of Business

          The condensed consolidated financial statements include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX", "IFX Networks" or the "Company"). On August 31, 2000, the Company's investment in its majority-owned subsidiary, Tutopia.com, was reduced from approximately 85% to approximately 47%. As a result of this reduction, the Company began accounting for Tutopia.com under the equity method. Accordingly, the Company restated prior periods to reflect this change in reporting entity. This restatement had no effect on the Company's loss or loss per share as previously reported. The Company's fiscal year end is June 30.

          IFX has created an extensive pan-regional Internet platform as a leading provider of Internet-based network products and services throughout Latin America. IFX's Internet operations are based in Miami, Florida. The IFX network currently covers over 58 cities in 15 countries: Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States.

     Basis of Presentation and Consolidation

          The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2000 presentation.

          Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.

          The Company's condensed consolidated financial statements include the activity of the Company, its wholly-owned subsidiaries and investments in which the Company has a controlling financial interest. All significant intercompany transactions have been eliminated in consolidation.

     Long-Lived Assets

          In the event that facts and circumstances indicate that the costs of assets may be impaired, an evaluation of the recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value is required. The Company evaluates the possible impairment of long-lived assets by reviewing cash flows generated on a country-by-country basis, which is consistent with the way the Company's segments are reported. The Company does not believe that any impairment has occurred at September 30, 2000.

     Investments

          The Company has minority investments in ePagos.com, Inc., Yupi Internet, Inc. and Centronet.com, Inc., in which the Company does not have the ability to exercise significant influence over either investee. Accordingly, the Company accounts for these investments under the cost method. The Company has as of August 31, 2000 an approximate 47% investment in Tutopia.com, Inc. and accounts for this investment under the equity method. The Company's investment in Yupi Internet, Inc. is subject to an agreement with Lee Casty, formerly a significant shareholder of the Company.

     Comprehensive Income

          During the three months ended September 30, 2000 and 1999 the Company's comprehensive loss was $11.0 million and $3.7 million, respectively, compared with net loss of $11.3 million and $3.7 million, respectively. The primary difference between comprehensive and net loss was due to foreign currency translation adjustments.

     Computation of Earnings or Loss per Common Share

          Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of Preferred Stock. Approximately 4,256,800 and 744,600 of potentially dilutive securities have been excluded from the calculation of diluted loss per share from continuing operations for the three months ended September 30, 2000 and 1999, respectively, since their effect would have been anti-dilutive.

2.   DISCONTINUED OPERATIONS

          Income from discontinued operations primarily consists of amounts earned, net of related expenses, based on the financial performance of entities divested prior to July 1, 1999. Such amounts are expected to continue, depending upon the financial performance of the divested entities, through the Company's fiscal year ending June 30, 2002. In September 2000, the Company sold for $2.4 million a preference share which entitled the Company to future earn-out payments from one of the divested entities.

          The information set forth in the remaining Notes to Condensed Consolidated Financial Statements relates to continuing operations unless otherwise specified.

3.   RECENT DEVELOPMENTS

     IBM Global Financing. In August 2000, IBM Global financing increased the amount of financing available to the Company under a lease agreement from $0.4 million to $2.2 million subject to certain conditions.

     Speedcom Wireless International Corporation. In July 2000, the Company entered into a $1.2 million lease agreement with Speedcom, a wireless equipment provider. Under the terms of the agreement, IFX will lease up to $1.2 million of wireless equipment from Speedcom to develop the Company's network in Latin America. As of September 30, 2000, IFX has leased approximately $0.6 million of equipment under this agreement.

     Network Appliance. In September 2000, IFX entered into a $1.4 million lease agreement with Network Appliance, a storage and caching provider. Under the terms of the agreement, IFX has the option to lease up to $1.4 million of storage and caching equipment from Network Appliance.

     UBS Capital Americas III, L.P., $25 million investment in IFX. On June 15, 2000, IFX received a $14.9 million round of private equity financing led by UBS Capital Americas III, L.P. ("UBS Capital Americas"). An additional $10.1 million was received on July 17, 2000, from a group lead by UBS Capital Americas. In exchange, IFX issued in total 2,030,869 Series A Preferred Shares. Each Series A Preferred Share is currently exchangeable for 1 share of IFX common stock. The proceeds will be used in part to further the integration of IFX's information systems infrastructure, to increase marketing activities and to expand the Company's direct sales force to service the corporate market in Latin America. In addition, IFX plans to use the proceeds to increase the number of company-owned POPs in Latin America as well as broaden its value-added service offerings to its growing corporate base.

     UBS Capital Americas III, L.P. led a $20 million investment in Tutopia.com. On August 31, 2000, Tutopia.com, Inc., received $20 million of private equity financing from a group led by UBS Capital Americas. An entity controlled by Mr. Lee Casty, a former significant shareholder of the Company, participated in this group, and accounted for approximately $4.9 million of the group's investment. Following this financing, IFX owns approximately 47% of the outstanding stock of Tutopia. UBS Capital Americas and its affiliates which purchased Tutopia Series A Preferred Stock have the right to appoint a majority of Tutopia's directors, the entity controlled by Mr. Casty has the right to appoint one director of Tutopia, and IFX has the right to appoint one director of Tutopia. Prior to the UBS-led investment, Tutopia represented one of the Company's two major business lines. IFX has entered into an agreement with Tutopia to be the provider of Internet connectivity services to Tutopia for a period of three years. Either IFX or Tutopia can renew the interconnectivity agreement for a fourth year. After that agreement terminates, there can be no assurances that the Company will be the sole supplier of Internet connectivity services to Tutopia.

     Inktomi Agreement. In September 2000, IFX entered into a $0.5 million agreement with Inktomi, a software caching management company. Under the terms of the agreement, IFX will purchase the Inktomi software caching solution to improve the Company's bandwidth utilization and quality of service.

4.   TUTOPIA.COM OPERATING RESULTS

     As discussed in Note 1, during the quarter ended September 30, 2000, the Company's ownership interest in Tutopia.com was reduced from approximately 85% to approximately 47% and, as a result, the Company began accounting for its investment in Tutopia under the equity method.

     The operating results of Tutopia.com are as follows:

                                              Three months ended September 30,
                                                  2000             1999
                                               ----------       ----------

Revenues...................................... $    90,900      $ --
Cost of revenues..............................   4,326,100        --
                                               -----------      ----------
Gross loss....................................  (4,235,200)       --
Net loss...................................... $(6,950,800)     $ --



5.    GEOGRAPHIC INFORMATION

     The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Bolivia, Brazil, Chile, Mexico, United States and Venezuela. All of the segments provide Internet-related network services. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, income (loss) from investees accounted for under the equity method, and gains or losses from securities and other investments. During the period ended September 30, 2000, the Company derived approximately 44% of its revenue from Tutopia.com, Inc.

     Selected financial information for the three months ended September 30, 2000 and 1999 by segment is presented below:

                       Three months ended September 30, 2000        Three months ended September 30, 1999
                   ------------------------------------------    ------------------------------------------
                      Revenues       Loss from          Total      Revenues      Loss from           Total
                                     continuing        Assets                    continuing          Assets
                                     operations                                  operations
                                    before income                               before income
                                       taxes                                       taxes
                   ------------------------------------------     -----------------------------------------
Brazil               $1,395,800     $(1,647,500)    $21,959,700   $  108,500    $  (106,800)   $   120,800

Chile                   792,400        (194,700)      6,068,400      410,700       (597,000)     1,835,200

Mexico                  461,300      (1,128,900)      8,255,900      268,900       (195,800)       911,800

Venezuela               498,800        (314,700)      3,736,000      262,600       (103,300)       670,900

Bolivia                 325,700        (137,500)      1,809,000      101,500       (126,800)     1,128,700

Argentina               101,400        (935,700)      1,419,300            -       (215,400)       400,900

United States         3,306,500      (8,658,800)     17,092,900            -     (2,645,100)    23,178,000

All Other               608,600      (1,231,900)      6,375,400       66,400     (1,017,700)       968,200
                   --------------------------------------------  ------------------------------------------
Total                $7,490,500    $(14,249,700)    $66,716,600   $1,218,600    $(5,007,900)   $29,214,500
                   ============================================  ==========================================

6.   STOCKHOLDERS' EQUITY


     During the three months ended September 30, 2000, the Company issued approximately 73,500 shares of common stock. As of September 30, 2000, there were approximately 2,460,000 shares of the Company's common stock reserved for stock options and warrants, and 210,000 warrants had been issued in order to terminate a certain agreement with Spinway.

     On June 15, 2000, IFX entered into a stock purchase agreement (the "Stock Purchase Agreement") to sell $25 million of preferred stock of which $14.9 million was received by the Company on June 15, 2000 and $10.1 million was received on July 17, 2000, from UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, "UBS Capital Americas"), to be used for working capital purposes. Pursuant to the Stock Purchase Agreement, IFX has issued 2,030,869 shares of IFX Series A Preferred Stock to UBS Capital Americas III, L.P. and UBS Capital LLC in exchange for $25 million. Each share is exchangeable for 1 share of common stock, subject to adjustment if IFX issues shares of common stock (or certain common stock equivalents) at less than $12.31 per share. Each share of preferred stock has a liquidation preference equal to the sum of: a) $12.31 per share and b) dividend rate on $12.31 for each year that the preferred share is outstanding. The liquidation preference is payable both on a liquidation of IFX as well as a merger, recapitalization, reorganization, sale of voting control to a single buyer or a group of related buyers in one or a series of related transactions, or other business combination transaction involving IFX in which the shareholders of IFX immediately prior to the consummation of such transaction do not own at least a majority of the outstanding shares of the surviving corporation or IFX (as applicable) immediately following the consummation of such transaction or sale of all or substantially all of the assets of IFX. Dividends accrue on the shares at the same rate that dividends accrue on shares of IFX common stock. The holders of the preferred stock have the right to elect one director to IFX's Board of Directors. In addition, under a Stockholders Agreement entered into as of June 15, 2000, as amended, UBS Capital Americas, International Technology and the Casty Grantor Subtrust have agreed to vote for the election of an additional director designated by UBS Capital Americas, a director designated by Mr. Eidelstein (the Company's President), a director designated by International Technology, a director jointly designated by International Technology and Mr. Eidelstein, and two independent directors reasonably acceptable to UBS Capital Americas.

7.   ACCRUED LIABILITIES ON ACQUISITIONS

     On most of IFX's acquisitions, the Company pays a certain amount of the purchase price at the closing ("first payment") and another amount 60 to 360 days after closing ("second payment"). The amounts owed by IFX to the ISP's it has acquired are classified as liabilities related to acquisitions. As of September 30, 2000 and June 30, 2000, IFX had accrued liabilities on acquisitions of approximately $4.1 million and $1.6 million, respectively. In general, the amounts are payable in cash or common stock of the Company at the fair market value on the date the obligation is settled.

8.   FOREIGN VALUE ADDED TAXES

     In general, IFX's foreign subsidiaries pay a Foreign Value Added Tax ("VAT") on their purchases. The foreign taxes recoverable is the difference between what IFX has paid in VAT Taxes and what it has collected in VAT from it's customers. At September 30, 2000 and June 30, 2000, IFX had a net difference of approximately $1.5 million and $1.4 million, respectively, which was classified as Foreign Taxes Recoverable.

9.   INCOME TAX PROVISION

     For the three months ended September 30, 2000, the Company recorded a tax benefit of approximately $1.0 million from its continuing operations compared to a benefit of $0.9 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, the Company recorded a tax provision of approximately $1.0 million from its discontinued operations compared to a tax provision of approximately $0.2 million for the corresponding period in the prior year. Operating losses which could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2000.

10.  LITIGATION

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

11.  SUBSEQUENT EVENTS

     Nortel Networks Agreement. In October 2000, the Company entered into a lease agreement with Nortel Networks (CALA), Inc., providing the Company with the option to purchase up to $5.0 million of Nortel networking equipment, software and consulting services. The equipment will be used to continue to expand the Company's network.

     CrossKeys Agreement. In November 2000, the Company entered into an agreement with CrossKeys to purchase CrossKey's Dyband software for approximately $0.4 million.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's statement of position and results of operations include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX", "IFX Networks" or the "Company"). The Company's June 30, 2000 balance sheet has been restated to exclude the balances of Tutopia.com. On August 31, 2000, the Company's ownership interest in Tutopia.com was reduced to approximately 47% and, as a result, the Company did not consolidate Tutopia.com at September 30, 2000 and now accounts for this investment under the equity method. In addition, the Company's income from discontinued operations primarily consists of amounts earned, based on the financial performance of entities divested prior to July 1, 1999, net of related expenses incurred. Such income is expected to continue, depending upon the financial performance of the divested entities, through the Company's fiscal year ending June 30, 2002. In September 2000, the Company sold for $2.4 million a preference share which had entitled the Company to future earn-out payments from one of the divested entities.

     The following discussion and analysis addresses the Company's results of operations and financial condition and should be read in conjunction with the Company's condensed consolidated unaudited financial statements listed in Part I, Item I and the notes thereto appearing elsewhere in this Form 10-Q, and the Company's audited Consolidated Financial Statements listed in Part II, Item 7 and the Notes thereto appearing in the Company's fiscal year 2000 Annual Report on Form 10-K/A.

     IFX Corporation, a Delaware corporation, was incorporated in 1985. IFX has created an extensive pan-regional Internet platform as a leading provider of Internet-based products and services throughout Latin America. IFX's operations are headquartered in Miami, Florida. Since November 1998, IFX has established a pan-regional Internet Protocol ("IP") network through a series of acquisitions and Company start-up operations. The IFX network currently covers over 58 cities in 15 countries: Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States.

RESULTS OF OPERATIONS

Revenues

     The companies that we have acquired generally had both business and consumer customers at the time we acquired them. We plan to grow IFX's customer base and revenues primarily by marketing Internet access and value-added services to businesses users in our markets. In light of our focus, we expect the number of our business customers to grow more rapidly than the number of our consumer customers. We also expect that revenue from the sale of our value-added services will increase more rapidly than revenue from the sale of dial-up Internet access services. As a result, our current customer and revenue mix is not expected to be indicative of our future customer and revenue mix.

     We provide Internet access service to our customers under contracts that typically range from one month for dial-up access services to one year or more for dedicated access services. Existing dial-up subscribers will continue to pay at the end of each subscription month. Following the introduction of our Portal software, all new dial-up access customers will pay their subscription fees in advance. We currently offer only a premium dial-up Internet access service for a single fee. However, we have allowed customers that were on various rate plans to continue those plans. We intend to encourage these users to migrate to our premium dial-up plan. If a significant number of users migrate to free Internet access services, revenues from dial-up subscribers will decrease. All of our access revenues are recognized as they are earned.

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

     Our revenues from value-added Internet services come from web hosting, domain name registration and co-location services. Services such as web hosting and collocation services are sold on a monthly subscription basis and are paid for in advance. Our domain name registration service is billed through a one-time fee. These revenues are recognized in the period in which the services are provided.

     Internet access charges and fees for value-added services vary among the countries in which we do business, depending on competition, economic and regulatory environments and other market factors. In some markets, we have reduced prices, especially for access services, as a result of competitive pressure. We expect that this pressure will continue in our markets as the demand for, and supply of, Internet services continues to grow. The period-to-period comparisons of our results of operations set forth below include the results of operations from acquisitions that we made during the applicable period. Results of operations from acquisitions completed during a period have been included from the time of the closing of each acquisition.

     Revenues from continuing operations increased to $7.5 million for the three months ended September 30, 2000, from $1.2 million for the three months ended September 30, 1999. The increase in revenues was primarily related to the Company's acquisitions and expansion of its user base resulting from the growth in value added services such as dedicated access and from wholesale access sold to Tutopia.com ("Tutopia"). During the three months ended September 30, 2000, the Company reflected approximately $3.3 million in revenue from Tutopia for network access fees.


                                   Three Months Ended September 30,
                                   --------------------------------
                                   2000              1999            % Increase
                                   ---------------------------------------------
Dial-up                            $2,317,200    $  910,600               155%

Dedicated line services               792,300       179,400               342%

Sales to related party              3,265,700             -                 -

Web hosting and design services       301,300        54,900               449%

Other                                 814,000        73,700             1,005%
--------------------------------------------------------------------------------
Total                              $7,490,500    $1,218,600               515%




Costs of Revenues

     Our cost of revenues from providing Internet services are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our POPs to our national hubs. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also have other recurring telecommunications costs, including the cost of local telephone lines our customers use to reach our POPs and access our services, and satellite bandwidth costs to connect the national hubs to the Internet backbone. We expect that our operating costs from providing Internet services will increase as we increase capacity to meet customer demand. We expect that these costs will decline as a percentage of revenue, however, as we expand our owned network facilities and as competition drives the overall price we pay for network capacity down. We also expect costs to decline as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

     Cost of revenues increased to $4.9 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. The increase was primarily related to our network expansion in order to accommodate the growth in the user base, especially for Tutopia and for dedicated access.

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

     General and administrative expenses increased to $6.8 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. General and administrative expenses increased primarily because of the increase in payroll, which was increased to support the Company's expansion in Latin America.

Sales and Marketing

     Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses decreased to $0.3 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999.

Depreciation and amortization

     A large component of our depreciation and amortization expense is the amortization of our acquired customer base. The value of our acquired customer bases, which we amortize over three years using the straight-line method, was created as a result of the allocation of the price we paid to acquire a company which was in excess of the value of its tangible assets. We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate these assets over their useful lives, generally ranging from three to ten years. We expect that our depreciation expense will increase as we expand our network infrastructure.

     Depreciation and amortization expenses increased to $3.5 million for the three months ended September 30, 2000 from $0.9 million for the three months ended September 30, 1999. The increase in depreciation is attributable to the increase in fixed assets, capitalized software and capital leases of approximately $2.7 million. The increase in amortization expense is due to approximately $28.2 million of acquired customer base due to acquisitions the Company completed in Latin America during fiscal 2000.

Non-Cash Stock-Based Compensation Expense

     For the three months ended September 30, 2000, we recorded non-cash stock compensation expense of approximately $2.7 million compared to $0.8 million for the three months ended September 30, 1999. The increase is attributable predominantly to the current-year amortization related to the issuance of additional employee option grants during the prior year. Also, as of September 30, 2000, we reflected as a reduction of Stockholders Equity approximately $1.4 million of deferred compensation, which will be amortized in future years over the vesting period of the individual options (generally 3 years).

Other Income (Expense)

     Interest income increased to $276,500 for the three months ended September 30, 2000 from $85,000 for the three months ended September 30, 1999. Interest income increased as a result of the increase in cash and cash equivalents attributable to equity funding received by the Company in June and July 2000.

     Interest expense increased to $94,600 from $0 for the three months ended September 30, 2000 and 1999, respectively, as a result of increase in borrowings under capital lease agreements.

     Loss from operations of equity investees increased to $3.7 million from $22,000. The increase is related to the treatment of Tutopia as an equity investee rather than as a consolidated subsidiary as further discussed in footnote 1 to the unaudited condensed consolidated financial statements.

Income tax provision

     For the three months ended September 30, 2000, the Company recorded a tax benefit of approximately $1.0 million from its continuing operations compared to a benefit of $0.9 million for the three months ended September 30, 1999. Operating losses which could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2000.

Income from discontinued operations, net

     For the three months ended September 30, 2000, the Company earned approximately $1.9 million from its discontinued operations. That compares to $0.4 million earned for the three months ended September 30, 1999. The increase was related to the settlement of the remaining contingent sales price relating to IFX, Ltd. for $2.4 million.

Net loss and loss per share

     As a result of the factors discussed above, IFX's loss from continuing operations for the three months ended September 30, 2000 was approximately $13.2 million, or $(0.99) per share, compared to a net loss of $4.1 million, or $(0.56) per share, for the three months ended September 30, 1999. The loss of $13.2 million includes non-cash charges of $9.9 million related to depreciation, amortization, stock compensation, and loss from operations of equity investees. Including discontinued operations, the Company lost $11.3 million, or $(0.85) per share, compared to a net loss of $3.7 million, or $(0.50) per share, for the three months ended September 30, 1999.

FINANCIAL CONDITION

Liquidity and Capital Resources

     For the three months ended September 30, 2000, cash used by ongoing and discontinued operations was approximately $2.3 million compared to cash provided by ongoing and discontinued operations of $0.8 million for the three months ended September 30, 1999. The majority of cash in the three months ended September 30, 2000 was provided by the revenues from the Internet operations and the earn-out payments related to discontinued operations. The cash used in operations is mainly related to the connectivity expenses of our network, operating leases, payroll and advertising. In addition, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S.

Government obligations and overnight time deposits. As of September
30, 2000, the Company held approximately $19.8 million in cash and equivalents.

     For the three months ended September 30, 2000, cash used in investing activities was approximately $2.2 million compared to cash used in investing activities of $1.9 million for the same period in 1999. Cash used in investing activities was related to the purchase of property and equipment of approximately $2.2 million.

     For the three months ended September 30, 2000, cash provided by financing activities was approximately $10.1 million compared to cash provided by financing activities of $3.2 million for the three months ended September 30, 1999. The increase is primarily related to the second portion of the investment from UBS Capital Americas for $10.1 million.

     Management believes existing cash and cash-equivalents together with operating cash flows from the earn-out payments from the sale of assets and amounts to be paid by Tutopia should provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects at least the next 12 months.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate and Inflation Risk

     The Company's continuing operations are focused primarily in Latin America, subjecting the Company to certain political, economic and commercial risks and uncertainty not typically found in the U.S. The Company's exposure to market risk is directly related to its role as a Latin American network company and its primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's revenues, assets, liabilities and/or equity. When the Company operates in a foreign country, the value of the local currency will probably fluctuate. This fluctuation can cause the Company to gain or lose on the translation to US Dollars.

Interest Rate Risk

     The Company's short-term investments are classified as cash and cash equivalents with original maturities of three month or less. Therefore, changes in the market's interest rates should not affect the value of the investments as recorded by IFX.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On July 17, 2000, IFX sold 820,471 shares of Series A Class II Convertible Preferred Stock (the "Preferred Stock").
(b) The Preferred Stock was sold to UBS Capital Americas III L.P. and UBS Capital LLC.
(c) the Preferred Stock was sold for $12.31 per share for an aggregate offering price of $10,100,000.
(d) The Preferred Stock was sold pursuant to Section 4(2) of the Securities Act of 1933.
(e) The Preferred Stock is convertible at any time upon option of the holders into the number of shares of Common Stock determined by dividing (i) the Stated Value of the Preferred Stock (currently $12.31) by (ii) the Conversion Price on the date of conversion (currently $12.31). The Preferred Stock is automatically converted based on the formula stated in the preceding sentence upon the closing of an underwritten public offering of at least $75 million of Common Stock, in which IFX receives gross proceeds of at least $56.25 million and in which the IFX equity is valued at no less than $400 million pre-offering. Under the terms of the Preferred Stock, the holders of Preferred Stock must approve any dividend payable to the holders of the Common Stock.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

  27     Financial Data Schedule (EDGAR only)

  (b) Reports on Form 8-K dated July 17, 2000 regarding the July 17, 2000 UBS Capital Americas preferred stock investment.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IFX CORPORATION
-------------------------------------------------------------------------
     (Registrant)



  Dated:  November 20, 2000            By: /S/   MICHAEL SHALOM
                                                -------------------------
                                                 Michael Shalom
                                                 Chief Executive Officer


  Dated:  November 20, 2000            By: /S/   JOSE LEIMAN
                                                 -----------------------
                                                 Jose Leiman
                                                 Chief Financial Officer