Form 10-Q
period 2000-12-31
IFX CORP
filed 2001-02-14
CIK 792861

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT HAVE 1934

For the quarterly period ended December 31, 2000

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

As of December 31, 2000, the issuer had outstanding 13,883,593 shares of common stock, $.02 par value per share.

--------------------------------------------------------------------------------

IFX CORPORATION AND SUBSIDIARIES



                                                                       Page
                                                                       ----
PART I -  FINANCIAL INFORMATION

          Condensed consolidated balance sheets as of
          December 31, 2000 (Unaudited) and June 30, 2000                 3

          Condensed consolidated statements of operations
          for the three and six months ended December 31, 2000
          (Unaudited) and 1999 (Unaudited)                                4

          Condensed consolidated statements of cash flows
          for the six months ended December 31, 2000
          (Unaudited) and 1999 (Unaudited)                                5

          Notes to condensed consolidated financial
          statements                                                      6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12

Item 3 -  Quantitative and Qualitative Disclosures
          about Market Risk                                              16

PART II - OTHER INFORMATION

Item 4 -  Submission of matters to a vote of shareholders                17

Item 6 -  Exhibits and reports on Form 8-K                               17

     (a)  Exhibits

          3(i).1 Certificate of Amendment of Restated
                 Certificate of Incorporation of IFX Corporation

          27.1   Financial Data Schedule (EDGAR only)

     (b)  Reports on Form 8-K

SIGNATURES                                                               18

-------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION


                        IFX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                           December 31, 2000   June 30, 2000
                                                                                           ------------------  --------------
                                                                                              (unaudited)

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...............................................................       $  9,449,600    $ 13,835,500
 Restricted Cash.........................................................................            850,000
 Receivables, net of allowance for doubtful accounts of $1,301,400 and $922,500
  at December 31, 2000 and June 30, 2000, respectively...................................          2,136,600       1,208,600
 Net assets of discontinued operations...................................................            810,900         952,600
 Income taxes receivable.................................................................            996,000       1,632,600
 Prepaid expenses........................................................................            876,300         746,000
-----------------------------------------------------------------------------------------------------------------------------
  Total current assets...................................................................         15,119,400      18,375,300
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET..............................................................         20,602,300      15,190,300
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
 Acquired customer base, net of accumulated amortization of $10,261,800 and $5,511,800,
  at December 31, 2000 and June 30, 2000, respectively...................................         19,105,000      21,220,500
 Investments.............................................................................          2,991,900       3,180,600
 Foreign taxes recoverable...............................................................          1,483,900       1,422,400
 Other assets............................................................................            418,900         843,100
-----------------------------------------------------------------------------------------------------------------------------
   Total other assets....................................................................         23,999,700      26,666,600
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS.............................................................................       $ 59,721,400    $ 60,232,200
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable........................................................................       $  7,982,300    $  7,036,200
 Accrued expenses........................................................................          4,119,400       3,993,500
 Deferred revenues.......................................................................            658,400         361,900
 Liabilities related to acquisitions.....................................................          1,703,900       1,568,000
 Notes payable - current portion.........................................................             83,200
 Current portion of capital lease obligations............................................          3,759,900       1,935,300
-----------------------------------------------------------------------------------------------------------------------------
  Total current liabilities..............................................................         18,307,100      14,894,900
-----------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
 Notes payable...........................................................................            415,200         374,700
 Deferred gain on sale of investment.....................................................          4,451,900       4,451,900
 Capital lease obligations, less current portion.........................................          9,338,000       9,032,500
-----------------------------------------------------------------------------------------------------------------------------
  Total long-term liabilities............................................................         14,205,100      13,859,100
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES........................................................................         32,512,200      28,754,000
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.02 par value; 10,000,000 shares authorized, 2,030,869 and 1,210,398
  issued and outstanding at December 31, 2000 and June 30, 2000, respectively............         25,000,000      14,900,000
 Common stock, $.02 par value; 50,000,000 shares authorized, 13,883,593 and 13,295,183
  shares issued and outstanding at December 31, 2000 and June 30, 2000, respectively.....            277,700         265,900
 Additional paid-in capital..............................................................         73,889,600      69,833,600
 Accumulated deficit.....................................................................        (62,754,000)    (41,059,800)
 Accumulated other comprehensive income (loss)...........................................             99,900        (329,000)
 Deferred compensation...................................................................         (9,304,000)    (12,132,500)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY...............................................................         27,209,200      31,478,200
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................       $ 59,721,400    $ 60,232,200
=============================================================================================================================

  The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                        IFX Corporation and Subsidiaries
                Condensed Consolidated Statements Of Operations
                                  (Unaudited)


                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
STATEMENTS OF OPERATIONS DATA:                                   2000           1999            2000           1999
                                                             ------------    -----------    ------------   ------------
REVENUES:
 Dial-up.............................................        $  1,470,800    $ 2,016,800    $  3,788,000   $  2,927,400
 Dedicated line services.............................           1,493,100        252,100       2,285,400        431,500
 Sales to related party..............................           4,551,000              -       7,816,700              -
 Web hosting and design services.....................             330,800        113,000         632,100        167,900
 Other...............................................             482,400        216,100       1,296,400        289,800
------------------------------------------------------------------------------------------------------------------------
  Total revenues.....................................           8,328,100      2,598,000      15,818,600      3,816,600
------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of revenues....................................           5,386,400      1,471,300      10,313,700      2,547,900
 General and administrative..........................           7,407,300      5,173,700      14,184,200      7,641,400
 Sales and marketing.................................           1,536,000        667,300       1,828,300      1,774,800
 Depreciation and amortization.......................           3,953,400      1,502,500       7,430,200      2,354,900
 Non-cash stock compensation.........................           1,109,800        819,900       3,789,900      1,635,300
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses..........................          19,392,900      9,634,700      37,546,300     15,954,300
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
   Operating loss from continuing operations.........         (11,064,800)    (7,036,700)    (21,727,700)   (12,137,700)
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest income.....................................             183,200         65,100         459,700        150,100
 Interest expense....................................            (223,000)             -        (317,600)             -
 Loss from operations of equity investees............                   -        (13,500)     (3,721,400)       (35,500)
 Other...............................................             109,900         38,100          62,600         68,200
------------------------------------------------------------------------------------------------------------------------
  Total other income (expense).......................              70,100         89,700      (3,516,700)       182,800
------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes..         (10,994,700)    (6,947,000)    (25,244,400)   (11,954,900)
Income tax benefit...................................             213,200        550,600       1,242,500      1,427,000
------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations......................         (10,781,500)    (6,396,400)    (24,001,900)   (10,527,900)
------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of taxes....             395,800        497,700       2,307,500        940,000
------------------------------------------------------------------------------------------------------------------------
  Net loss...........................................        $(10,385,700)   $(5,898,700)   $(21,694,400)  $ (9,587,900)
------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE:
 Continuing operations...............................              $(0.79)        $(0.74)         $(1.78)        $(1.31)
 Discontinued operations.............................                0.03           0.06            0.17           0.12
------------------------------------------------------------------------------------------------------------------------
  Net loss...........................................              $(0.76)        $(0.68)         $(1.61)        $(1.19)
------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic and diluted...................................          13,628,972      8,626,999      13,473,444      8,031,845
----------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                        IFX Corporation and Subsidiaries
                Condensed Consolidated Statements Of Cash Flows
                                  (Unaudited)



                                                             Six Months Ended December 31,
                                                                2000             1999
                                                             -----------     -----------
                                                             (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................   $(21,694,400)  $(9,587,900)
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
 Depreciation..............................................      2,617,500       709,200
 Amortization..............................................      4,812,700     1,645,700
 Deferred taxes............................................              0    (1,427,000)
 Bad debt expense..........................................        789,400       554,000
 Non-cash stock compensation...............................      3,789,900     1,640,500
 Equity in net (income) loss of equity investees...........      3,721,400        35,500
 Effect of deconsolidation of Tutopia......................     (2,391,700)
 Change in net assets of discontinued operations...........        141,700     3,019,800
 Changes in operating asset and liabilities:
    Foreign taxes recoverable..............................        (61,500)            -
    Receivables............................................     (1,717,400)     (549,000)
    Income tax receivable..................................        636,600             -
    Prepaid expenses.......................................       (130,300)            -
    Other assets...........................................        424,200      (793,700)
    Due from affiliates....................................              -        10,300
    Deferred revenues......................................        296,500             -
    Accounts payable and accrued expenses..................        987,000     2,309,200
----------------------------------------------------------------------------------------
Cash (used) provided by operating activities...............     (7,778,400)   (2,433,700)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, primarily customer base......................       (456,600)   (1,865,100)
(Increase) decrease in investments, equity basis...........              -       110,900
Increase (decrease) in notes receivable....................              -        (6,400)
Purchases of property and equipment........................     (5,329,600)   (2,185,900)
----------------------------------------------------------------------------------------
Cash (used) provided by investing activities...............     (5,786,200)   (3,946,500)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable.......................        123,700        96,900
Payment of capital lease obligation........................       (623,900)       (6,100)
Restricted Cash............................................       (850,000)            0
Issuance of common stock...................................              -     3,000,000
Issuance of preferred shares...............................     10,100,000
----------------------------------------------------------------------------------------
Cash provided (used) by financing activities...............      8,749,800     3,090,800
----------------------------------------------------------------------------------------


Effect of exchange rate changes on cash and cash equivalents       428,900       124,700
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents...........     (4,385,900)   (3,164,700)
Cash and cash equivalents, beginning of period.............     13,835,500     5,482,800
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period...................   $  9,449,600   $ 2,318,100
========================================================================================

SUPPLEMENTAL NONCASH DISCLOSURE:
  Value of stock issued in conjunction                        $  2,042,000   $ 4,822,400
   with acquisitions                                          ============   ===========

   Acquisition of equipment through assumption                $  2,753,900   $ 2,740,500
    of capital lease obligations                              ============   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                        IFX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (Unaudited)


1.   BASIS OF PRESENTATION AND CONSOLIDATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Operating results for the interim reporting periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.

          The condensed consolidated financial statements include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX", "IFX Networks" or the "Company"). On August 31, 2000, the Company's investment in its majority-owned subsidiary, Tutopia.com, was reduced from approximately 85% to approximately 47%. As a result of this reduction, the Company began accounting for Tutopia.com under the equity method. Accordingly, the Company restated prior periods to reflect this change in reporting entity. This restatement had no effect on the Company's loss or loss per share as previously reported. Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2000 presentation.

          All significant intercompany transactions have been eliminated in consolidation.

          IFX has created an extensive pan-regional Internet platform as a leading provider of Internet-based network products and services throughout Latin America. IFX's Internet operations are based in Miami, Florida. The IFX network currently covers over 57 cities in 14 countries: Argentina, Bolivia, Brazil, Chile, Colombia, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States.

     Long-Lived Assets

          In the event that facts and circumstances indicate that the costs of assets may be impaired, an evaluation of the recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value is required. The Company evaluates the possible impairment of long-lived assets by reviewing cash flows generated on a country-by-country basis, which is consistent with the way the Company's segments are reported. The Company does not believe that any impairment has occurred at December 31, 2000.

     Comprehensive Income

          During the three months ended December 31, 2000 and 1999 the Company's comprehensive loss was $10.3 million and $5.8 million, respectively, compared with net loss of $10.4 million and $5.9 million, respectively. During the six months ended December 31, 2000 and 1999 the Company's comprehensive loss was $21.6 million and $9.6 million, respectively, compared with net loss of $21.7 million and $9.5 million, respectively. The primary difference between comprehensive and net loss was due to foreign currency translation adjustments.

     Liquidity Assessment

          Management expects to use existing cash and cash-equivalents together with operating cash flows from the earn-out payments and revenues derived from services provided to Tutopia to fund the Company's operations. Due primarily to slower than anticipated reductions in general and administrative expenses and slower dedicated-line revenue growth than anticipated, IFX will need to raise additional funds for expansion and/or working capital purposes prior to the end of calendar year 2001. IFX may issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to raise sufficient funds on acceptable terms, or at all. The Company's inability to raise sufficient funds could have a material adverse affect IFX's ability to meet its expansion plans, capitalized lease obligations, and other obligations and IFX will have to postpone most of the Company's expansion goals and capital expenditures until financing is obtained. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under network services agreement with IFX.

--------------------------------------------------------------------------------

     Computation of Earnings or Loss per Common Share

          Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of Preferred Stock. Approximately 4.3 million and 1.0 million of potentially dilutive securities have been excluded from the calculation of diluted loss per share from continuing operations for the six months ended December 31, 2000 and 1999, respectively, since their effect would have been anti-dilutive.

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

3.   RECENT DEVELOPMENTS

          Speedcom Wireless International Corporation. In July 2000, the Company entered into a $1.2 million lease agreement with Speedcom, a wireless equipment provider. Under the terms of the agreement, IFX will lease up to $1.2 million of wireless equipment from Speedcom to develop the Company's network in Latin America. As of December 31, 2000, IFX has leased approximately $0.7 million of equipment under this agreement.

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

          UBS Capital Americas III, L.P. led a $20 million investment in Tutopia. On August 31, 2000, Tutopia received $20 million of private equity financing from a group led by UBS Capital Americas. An entity controlled by Mr. Lee Casty, a former significant shareholder of the Company, participated in this group, and accounted for approximately $4.9 million of the group's investment. Following this financing, IFX owns approximately 47% of the outstanding stock of Tutopia. UBS Capital Americas and its affiliates which purchased Tutopia Series A Preferred Stock have the right to appoint a majority of Tutopia's directors, the entity controlled by Mr. Casty has the right to appoint one director of Tutopia, and IFX has the right to appoint one director of Tutopia. Prior to the UBS-led investment, Tutopia represented one of the Company's two major business lines. IFX has entered into an agreement with Tutopia to be the provider of Internet connectivity services to Tutopia for a period of three years. Either IFX or Tutopia can renew the interconnectivity agreement for a fourth year. After that agreement terminates, there can be no assurances that the Company will be the sole supplier of Internet connectivity services to Tutopia.

--------------------------------------------------------------------------------

          Inktomi Agreement. In September 2000, IFX entered into a $0.5 million agreement with Inktomi, a software caching management company. Under the terms of the agreement, IFX will purchase the Inktomi software caching solution to improve the Company's bandwidth utilization and quality of service.

          IBM Global Financing. In November 2000, the Company entered into an agreement with IBM Global Financing, providing the Company financing for approximately $2.0 million of IBM equipment and services. As a result of entering into the agreement, the Company obtained an irrevocable letter of credit which required the Company to place approximately $0.6 million in restricted cash.

          Nortel Networks Agreement. In October 2000, the Company entered into an agreement with Nortel Networks (CALA), Inc., providing the Company with the option to lease up to $5.0 million of Nortel networking equipment, software and consulting services. The equipment will be used to continue to expand the Company's network. As a result of entering into the agreement, the Company was required to place approximately $.25 million in restricted cash.

          CrossKeys Agreement. In November 2000, the Company entered into an agreement with CrossKeys to purchase CrossKey's Dyband software for approximately $0.4 million. CrossKeys provides bandwidth management software and services.

4.   TUTOPIA.COM

          As discussed in Note 1, during September 2000, the Company's ownership interest in Tutopia.com was reduced from approximately 85% to approximately 47% and, as a result, the Company began accounting for its investment in Tutopia under the equity method. During the three-month period ended December 31, 2000 and the six-month period ended December 31, 2000, IFX derived approximately 54.6% and 49.4%, respectively, of its revenue from Tutopia. As of December 31, 2000, IFX has accounts receivable from Tutopia in the amount of $319,200.

     The operating results of Tutopia.com are as follows:

                          Three months ended December 31,    Six months ended December 31,
                                2000          1999                 2000             1999
                              Unaudited     Unaudited            Unaudited     Unaudited
                          -------------------------------    -----------------------------
     Revenues                $  169,200    $       --          $   260,100    $       --
     Cost of revenues         5,295,900                          9,622,000
                             ----------                        -----------
     Gross loss               5,126,700            --            9,361,900            --
     Net loss                $7,116,200    $       --          $14,067,000    $       --

     Selected financial information from the Tutopia's Balance Sheet is as follows:

                             December 31, 2000
                                 Unaudited
                             -----------------
     Current assets             $ 9,655,300
     Total assets               $11,353,200
     Current liabilities        $ 1,844,500
     Total liabilities          $ 1,844,500
     Stockholder's Equity       $ 9,508,700
                             -----------------

     The Company accounts for its investment in Tutopia under the equity method of accounting, and generally recognizes gains and losses from the Tutopia investment based on its percentage ownership interest. Through the period ended September 30, 2000, IFX has recognized losses from Tutopia to the full extent of its investment in Tutopia and has not recognized losses in excess of its investment in Tutopia.

--------------------------------------------------------------------------------

5.   SEGMENT REPORTIING

          The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Bolivia, Brazil, Chile, Mexico, United States and Venezuela. All of the segments provide Internet-related network services. The Company evaluates performance based on results of operations before income taxes excluding interest income and expense, income (loss) from investees accounted for under the equity method, and gains or losses from securities and other investments. During the three-month period ended December 31, 2000 and the six month period ending December 31, 2000, the Company derived approximately 54.6% and 49.4%, respectively, of its revenue from Tutopia.com, Inc.

          Selected unaudited financial information for the three months ended December 31, 2000 and 1999 by segment is presented below:


                            Three months ended December 31, 2000                  Three months ended December 31, 1999
                      -------------------------------------------------  ------------------------------------------------------
                        Revenues          Loss from       Total Assets      Revenues    Loss from continuing    Total Assets
                                         continuing                                       operations before
                                      operations before                                     income taxes
                                        income taxes
                      -------------------------------------------------  ------------------------------------------------------
Brazil                   $1,219,900        $ (1,596,100)    $22,585,100     $  899,600           $  (340,900)      $12,594,400
Chile                     1,029,900            (142,100)      7,285,600        395,000              (632,600)        2,506,500
Mexico                    1,157,700            (749,700)      8,620,100        421,000              (137,400)        4,207,700
Venezuela                   678,900            (671,900)      3,774,500        470,500              (364,800)        1,706,500
Bolivia                     341,700            (263,800)      1,767,400        125,100              (132,300)        1,385,700
Argentina                 1,191,800            (223,800)      2,248,800         19,500              (468,400)          497,000
United States             1,277,800          (6,454,300)      6,027,900              -            (4,452,600)        8,557,800
All Other                 1,430,400            (893,000)      7,412,000        267,300              (418,000)      $ 3,203,100
                      -------------------------------------------------  ------------------------------------------------------
Total                    $8,328,100        $(10,994,700)    $59,721,400     $2,598,000           $(6,947,000)      $34,658,700
                      =================================================  ======================================================


--------------------------------------------------------------------------------

           Selected unaudited financial information for the six months ended December 31, 2000 and 1999 by segment is presented below:


                             Six months ended December 31, 2000                    Six months ended December 31, 1999
                    ----------------------------------------------------  ----------------------------------------------------
                        Revenues          Loss from       Total Assets      Revenues    Loss from continuing    Total Assets
                                         continuing                                       operations before
                                      operations before                                     income taxes
                                        income taxes
                    ----------------------------------------------------  ----------------------------------------------------
Brazil                  $ 2,615,700        $ (3,242,600)    $22,585,100     $1,008,000          $   (538,400)      $12,594,400
Chile                     1,822,300            (336,800)      7,285,600        805,700            (1,228,000)        2,506,500
Mexico                    1,619,000          (1,878,600)      8,620,100        689,900              (336,700)        4,207,700
Venezuela                 1,177,700            (986,600)      3,774,500        733,100              (468,100)        1,706,500
Bolivia                     667,400            (401,200)      1,767,400        226,600              (259,000)        1,385,700
Argentina                 1,293,200          (1,159,500)      2,248,800         19,500              (705,500)          497,000
United States             4,584,300         (15,113,300)      6,027,900              -            (7,786,200)        8,557,800
All Other                 2,039,000          (2,123,800)      7,412,000        333,800              (633,000)        3,203,100
                      -------------------------------------------------  ------------------------------------------------------
Total                   $15,818,600        $(25,244,400)    $59,721,400     $3,816,600          $(11,954,900)      $34,658,700
=======================================================================  ======================================================


6.   STOCKHOLDERS' EQUITY

          During the three months ended December 31, 2000, the Company issued approximately 515,000 shares of common stock. As of December 31, 2000, there were approximately 3,900,000 shares of the Company's common stock reserved for stock options and warrants, and an option excercisable for 210,000 shares had been issued in order to terminate a certain agreement with Spinway. There are 2,030,869 shares of Preferred Stock issued and outstanding.

7.   ACCRUED LIABILITIES ON ACQUISITIONS

          On most of IFX's acquisitions, the Company pays a certain amount of the purchase price at the closing ("first payment") and another amount 60 to 360 days after closing ("second payment"). The amounts owed by IFX to the Internet Service Providers ("ISP's") it has acquired are classified as liabilities related to acquisitions. As of December 31, 2000 and June 30, 2000, IFX had accrued liabilities on acquisitions of approximately $1.7 million and $1.6 million, respectively. In general, the amounts are payable in cash or common stock of the Company at the fair market value on the date the obligation is settled.

8.   INCOME TAX PROVISION

          For the three and six months ended December 31, 2000, the Company recorded a tax benefit of approximately $0.2 million and approximately $1.2 million, respectively, from its continuing operations compared to a benefit of $0.6 million and $1.4 million for the three and six months ended December 31, 1999, respectively. For the three and six months ended December 31, 2000, the Company recorded a tax provision of approximately $0.2 million and approximately $1.2 million, respectively, from its discontinued operations compared to a tax provision of approximately $0.3 million and approximately $0.5 million, respectively, for the corresponding period in the prior year. Operating losses which could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2000.

--------------------------------------------------------------------------------
                                                                         Page 10

9.   LITIGATION

     The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings should not have a material effect on the financial position or results of operations of the Company. In addition, certain of the Company's discontinued operations are involved in litigation that may impact the Company in the event of an unfavorable outcome. The Company believes that any loss that may be incurred should not have a material effect on the Company's financial position or results of operations.

10.  SUBSEQUENT EVENTS

     In January 2001 the Company entered into an agreement with Speedcom Finance to increase the Company's $1.2 million lease line to $2 million, providing the Company financing for the purchase of wireless networking equipment from Speedcom Wireless Corporation. The agreement required the Company to obtain an irrevocable letter of credit which caused the Company to place approximately $0.6 million in restricted cash.

     In January 2001 the Company acquired the dial-up user base of Empreendimentos e Participacoes B4 S.A., located in Sao Paulo, Brazil.

--------------------------------------------------------------------------------

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's statement of position and results of operations include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX", "IFX Networks" or the "Company"). The Company's June 30, 2000 balance sheet has been restated to exclude the balances of Tutopia.com ("Tutopia"). On August 31, 2000, the Company's ownership interest in Tutopia was reduced to approximately 47% and, as a result, the Company did not consolidate Tutopia at December 31, 2000 and now accounts for this investment under the equity method. In addition, the Company's income from discontinued operations primarily consists of amounts earned, based on the financial performance of entities divested prior to July 1, 1999, net of related expenses incurred. Such revenues are expected to continue, depending upon the financial performance of the divested entities, through the Company's fiscal year ending June 30, 2002. In September 2000, the Company sold for $2.4 million a preference share which had entitled the Company to future earn-out payments from one of the divested entities.

Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K/A for the year ended June 30, 2000. The information provided below should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.


RESULTS OF OPERATIONS

Revenues

The companies that IFX has acquired generally had both business and consumer customers at the time of acquisition. IFX intends to increase the customer base and revenues by marketing Internet access and value-added services to business users in the Company's markets. Management expects the number of business customers to grow more rapidly than the number of consumer customers and revenue from the sale of our value-added services will increase more rapidly than revenue from the sale of dial-up Internet access services. As a result, management believes the Company's current customer and revenue mix is not an indication of the Company's future customer and revenue mix. The Company provides Internet access service to customers under contracts that typically range from one month for dial-up access services to one year or more for dedicated access services. Although the majority of dial-up subscribers continue to pay their subscription at the end of the subscription month, following the introduction of our Portal software, new dial-up access customers will pay their subscription fees in advance. IFX currently offer only a premium dial-up Internet access service for a single fee although customers that were on various rate plans have been allowed to continue those plans. The Company intends to encourage these users to migrate to the Company's premium dial-up plan. If a significant number of users migrate to free Internet access services, revenues from dial-up subscribers will decrease. All of the Company's access revenues are recognized as they are earned.

IFX also derives revenues from providing wholesale Internet access to businesses that resell such access on a branded or private label basis. Fees for wholesale access are generally billed on a monthly basis after services are rendered. Wholesale access customers are billed on either a per port basis or a per hour basis. Revenues from our wholesale Internet access services are recognized in the period in which the services are provided.

The Company's revenues from value-added Internet services come from web hosting, domain name registration and co-location services. Services such as web hosting and co-location services are sold on a monthly subscription basis and are paid for in advance. The Company's domain name registration service is billed through a one-time fee. These revenues are recognized in the period in which the services are provided.

Internet access charges and fees for value-added services vary among the countries in which we do business, depending on competition, economic and regulatory environments and other market factors. In some markets, IFX has reduced prices, especially for access services, as a result of competitive pressure. Management expects that these pressures will continue in the Company's markets as the demand for, and supply of, Internet services continue to grow. The period-to-period comparisons of our results of operations set forth below include the results of operations from acquisitions that were made during the applicable period. Results of operations from acquisitions completed during a period have been included from the time of the closing of each acquisition.

--------------------------------------------------------------------------------

Revenues from continuing operations increased to $8.3 million for the three months ended December 31, 2000, from $2.6 million for the three months ended December 31, 1999. Revenues from continuing operations increased to $15.8 million for the six months ended December 31, 2000, from $3.8 million for the six months ended December 31, 1999. The increase in revenues was primarily related to the Company's acquisitions completed during fiscal 2000 and expansion of its user base resulting from the growth in value added services such as dedicated access and from wholesale access sold to Tutopia. During the three months ended December 31, 2000 and during the six months ended December 31, 2000, the Company recognized approximately $4.6 million and $7.8 million, respectively, in revenue from Tutopia for network access fees, which represented approximately 50% of the Company's total revenues. At the current time, without a capital infusion in the near future, there is a significant risk that Tutopia will not be able to fulfill its obligations to IFX. There can be no certainty that Tutopia will be able to raise funds on any terms. The failure of Tutopia to raise funds could have a material adverse effect on the revenues of IFX.


                                              Three Months Ended December 31,
                                              -------------------------------
                                                        2000             1999  % Increase
                                                                                 (Decrease)
                                              -------------------------------------------

Dial-up                                           $1,470,800       $2,016,800      (27.1)%
Dedicated line services                            1,493,100          252,100       492.3%
Sales to related party                             4,551,000                -         n/a
Web hosting and design services                      330,800          113,000       192.7%
Other                                                482,400          216,100       123.2%
                                              -------------------------------------------
Total                                             $8,328,100       $2,598,000       220.6%
                                              ===========================================





                                              Six Months Ended December 31,
                                              -----------------------------
                                                        2000           1999  % Increase
                                              -----------------------------------------

Dial-up                                          $ 3,788,000     $2,927,400        29.4%
Dedicated line services                            2,285,400        431,500       429.6%
Sales to related party                             7,816,700              -         n/a
Web hosting and design services                      632,100        167,900       276.5%
Other                                              1,296,400        289,800       347.3%
                                              -----------------------------------------
Total                                            $15,818,600     $3,816,600       314.5%
                                              =========================================



Costs of Revenues

The Company's costs of revenues from providing Internet services are incurred to carry customer traffic to and over the Internet. IFX leases lines that connect the Company's POPs to IFX's national hubs. Payments are made to other network providers for transit that allow the Company to transmit customers' information to or from the Internet over the providers' networks. IFX has other recurring telecommunications costs which include the cost of local telephone lines customers use to reach the Company's POPs and access IFX Network's services, and satellite bandwidth costs to connect the national hubs to the Internet backbone. Management expects operating costs from providing Internet services to increase as capacity to meet customer demand increases. Management expects that costs of revenues will decline as a percentage of revenue through the expansion of Company owned network facilities. Management also expects some costs to decline as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

--------------------------------------------------------------------------------

Cost of revenues increased to $5.4 million for the three months ended December 31, 2000 from $1.5 million for the three months ended December 31, 1999. Cost of revenues increased to $10.3 million for the six months ended December 31, 2000 from $2.5 million for the six months ended December 31, 1999. The increase was primarily related to the Company's network expansion to accommodate the growth in the user base, especially for Tutopia and for dedicated access.

General and Administrative Expenses

The Company's general and administrative expenses are comprised primarily of compensation costs. Compensation costs include salaries and related benefits, and bonuses. Other general and administrative expenses include the costs of travel, rent, utilities, insurance and professional fees. Management expects general and administrative expenses to increase as IFX Networks continues to grow to meet demands of its customers.

General and administrative expenses increased to $7.4 million for the three months ended December 31, 2000 from $5.2 million for the three months ended December 31, 1999. General and administrative expenses increased to $14.2 million for the six months ended December 31, 2000 from $7.6 million for the six months ended December 31, 1999. The increase in general and administrative expenses is primarily attributable to the increase in payroll resulting from the increased support of the Company's expansion in Latin America.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses increased to $1.5 million for the three months ended December 31, 2000 from $0.7 million for the three months ended December 31, 1999. For the six months ended December 31, 2000 and the six months ended December 31, 1999, sales and marketing expenses were $1.8 million and $1.8 million, respectively.

Depreciation and amortization

A large component of depreciation and amortization expense consist of the acquired customer base. The value of the acquired customer base is amortized over three years using the straight-line method as a result of the allocation of the price paid to acquire a company that was in excess of the value of its tangible assets. IFX also recognizes depreciation expense that is primarily related to telecommunications equipment, computers and network infrastructure. These assets are depreciated over their useful lives that typically range from three to ten years. Depreciation expense will increase as the Company expands its network infrastructure.

Depreciation and amortization expenses increased to $4.0 million for the three months ended December 31, 2000 from $1.5 million for the three months ended December 31, 1999. Depreciation and amortization expense increased to $7.4 million for the six months ended December 31, 2000 from $2.4 million for the six months ended December 31, 1999. The increase in depreciation for the six months ended December 31, 2000 is attributable to the increase in fixed assets, capitalized software and capital leases of approximately $20.5 million from the same period of fiscal 2000. The increase in amortization expense is due to approximately $29.4 million of acquired customer base due to acquisitions the Company completed in Latin America during fiscal years 2000 and 1999.

Non-Cash Stock-Based Compensation Expense

For the three months ended December 31, 2000, IFX recorded non-cash stock compensation expense of approximately $1.1 million compared to $0.8 million for the three months ended December 31, 1999. For the six months ended December 31, 2000, IFX recorded non-cash stock compensation expense of approximately $3.8 million compared to $1.6 million for the six months ended December 31, 1999.
The increase is attributable predominantly to the current-year amortization related to the issuance of additional employee option grants during the prior year. Also, as of December 31, 2000, the Company reflected as a reduction of Stockholders Equity approximately $9.3 million of deferred compensation, which will be amortized in future years over the vesting period of the individual options (generally 3 years).

--------------------------------------------------------------------------------

Other Income (Expense)

Interest income increased to $183,200 for the three months ended December 31, 2000 from $65,100 for the three months ended December 31, 1999. Interest income increased to $459,700 for the six months ended December 31, 2000 from $150,100 for the six months ended December 31, 1999. Interest income increased as the result of increased cash and cash equivalents attributable to equity funding received by the Company in June and July 2000.

Interest expense increased to $223,000 from $0 for the three months ended December 31, 2000 and 1999, respectively. Interest expense increased to $317,600 from $0 for the six months ended December 31, 2000 and 1999, respectively. The increase is a result of the increase in borrowings under capital lease agreements.

No loss from operations of equity investees was realized for the three months ended December 31, 2000 as compared to $13,500 for the three months ended December 31, 1999. Loss from operations of equity investees increased to $3,721,400 from a loss of $35,500 for the six months ended December 31, 2000 and 1999, respectively. The increase is related to the treatment of Tutopia as an equity investee rather than as a consolidated subsidiary as further discussed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. The Company accounts for its investment in Tutopia under the equity method of accounting, and generally recognizes gain and losses from the Tutopia investment based on its percentage ownership interest. Through the period ended September 30, 2000, IFX has recognized losses from Tutopia to the full extent of its investment in Tutopia and has not recognized losses in excess of its investment in Tutopia.

Income from discontinued operations, net

For the three months ended December 31, 2000, the Company earned approximately $0.4 million from its discontinued operations, compared to $0.5 million earned for the three months ended December 31, 1999. For the six months ended December 31, 2000, the Company earned approximately $2.3 million from its discontinued operations, compared to $0.9 million earned for the six months ended December 31, 1999. Net income from discontinued operations increased $1.4 million for the first six months of fiscal 2001 from the same period in fiscal 2000. The increase is the result from the sale of a preference share for $2.4 million during September, 2000 that entitled the Company to future earn-out payments from one of the divested entities.

Net loss and loss per share

As a result of the factors discussed above, IFX's loss from continuing operations for the three months ended December 31, 2000 was approximately $10.8 million, or $(0.79) per share, compared to a net loss of $6.4 million, or $(0.74) per share, for the three months ended December 31, 1999. The loss of $10.8 million includes non-cash charges of $5.1 million related to depreciation, amortization, stock compensation, and loss from operations of equity investees. Including discontinued operations, the Company lost $10.4 million, or $(0.76) per share, compared to a net loss of $5.9 million, or $(0.68) per share, for the three months ended December 31, 1999.

As a result of the factors discussed above, IFX's loss from continuing operations for the six months ended December 31, 2000 was approximately $24.0 million, or $1.78 per share, compared to a net loss of $10.5 million, or $1.31 per share, for the six months ended December 31, 1999. The loss of $24.0 million includes non-cash charges of $14.9 million related to depreciation, amortization, stock compensation, and loss from operations of equity investees. Including discontinued operations, the Company lost $21.7 million, or $1.61 per share, compared to a net loss of $9.6 million, or $1.19 per share, for the six months ended December 31, 1999.

FINANCIAL CONDITION

Liquidity and Capital Resources

For the six months ended December 31, 2000, cash used by ongoing and discontinued operations was approximately $7.8 million compared to cash used by ongoing and discontinued operations of $2.4 million for the six months ended December 31, 1999. The majority of cash provided in the six

--------------------------------------------------------------------------------
months ended December 31, 2000 is primarily attributed to Internet operations and the earn-out payments related to discontinued operations. The cash used in operations is mainly related to the connectivity expenses of our network, operating leases, payroll and advertising. In addition, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of December 31, 2000, the Company held approximately $10.3 million in cash and equivalents.

For the six months ended December 31, 2000, cash used in investing activities was approximately $5.8 million compared to cash used in investing activities of $3.9 million for the same period in 1999. Cash used in investing activities was related to the purchase of property and equipment of approximately $5.3 million.

For the six months ended December 31, 2000, cash provided by financing activities was approximately $8.7 million compared to cash provided by financing activities of $3.1 million for the six months ended December 31, 1999.

Management expects to use existing cash and cash-equivalents together with operating cash flows from the earn-out payments and revenues derived from services provided to Tutopia to fund the Company's operations. Due primarily to slower than anticipated reductions in general and administrative expenses and slower dedicated-line revenue growth than anticipated, IFX will need to raise additional funds for expansion and/or working capital purposes prior to the end of calendar year 2001. IFX may issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to raise sufficient funds on acceptable on terms, or at all. The Company's inability to raise sufficient funds could have a material affect on IFX's ability to meet its expansion plans, capitalized lease obligations, and other obligations and IFX will have to postpone most of the Company's expansion goals and capital expenditures until financing is obtained. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network services agreement with IFX.


Forward-Looking Statements

The statements contained herein that are not historical facts are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), apply to forward-looking statements the Company makes. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISPs, and other matters contained herein regarding matters that are not historical facts, are only predictions. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considered reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person that these estimates and projections will be realized, actual results may vary materially.


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

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         On October 10, 2000, an amendment to IFX's Certificate of Incorporation was approved by written consent of 78.6% of the holders of the Common Stock and all of the holders of the Series A Convertible Preferred Stock of IFX. The amendment changed certain terms of the Certificate of Designation for the Series A Convertible Preferred Stock. The changes were made to permit IFX to issue additional shares of Common Stock as options to employees and as payments in connection with acquisitions without triggering the anti-dilution provisions of the Certificate of Designation.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

 3(i).1 Certificate of Amendment of Restated Certificate of Incorporation of IFX Corporation.

 27.1    Financial Data Schedule (EDGAR only)

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December, 31, 2000.



--------------------------------------------------------------------------------
                                                                         Page 17

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IFX CORPORATION
-------------------------------------------------------------------------
     (Registrant)



  Dated:  February 14, 2001            By: /S/   MICHAEL SHALOM
                                                -------------------------
                                                 Michael Shalom
                                                 Chief Executive Officer


  Dated:  February 14, 2001            By: /S/   JOSE LEIMAN
                                                 -----------------------
                                                 Jose Leiman
                                                 Chief Financial Officer



--------------------------------------------------------------------------------
                                                                         Page 18