Form 10-Q
period 2001-03-31
IFX CORP
filed 2001-05-15
CIK 792861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______ .


                         Commission file number 0-15187
                                IFX CORPORATION
             (Exact name of Registrant as specified in its charter)


       Delaware                                          36-3399452
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)




                          707 Skokie Blvd., Suite 580
                           Northbrook, Illinois 60062
                           --------------------------
                    (Address of principal executive offices)

                                 (847) 412-9411
                                 --------------
                        (Registrant's telephone number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock:  $.02 Par Value, 14,233,654 shares as of March 31, 2001.

IFX CORPORATION AND SUBSIDIARIES



PART 1   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements
           Condensed consolidated balance sheets as of
             March 31, 2001 (unaudited) and June 30, 2000                     3

           Condensed consolidated statements of operations
             for the three and nine months ended March 31, 2001
             (unaudited) and 2000 (unaudited)                                 4

           Condensed consolidated statements of cash flows
             for the nine months ended March 31, 2001
             (unaudited) and 2000 (unaudited)                                 5

           Notes to condensed consolidated financial statements               6

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             10

Item 3     Quantitative and Qualitative Disclosures about Market Risk        13

PART II    OTHER INFORMATION

Item 4     Submission of matters to a vote of shareholders                   14

Item 6     Exhibits and reports on Form 8-K                                  14

               (a)  Exhibits

               (b)  Reports on Form 8-K

SIGNTAURES                                                                   15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,                   June 30,
                                                                                      2001                        2000
                                                                                 --------------              -------------
                                                                                   (unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                                      $  2,999,800               $  13,835,500
  Restricted cash                                                                   1,559,300                          --
  Receivables, net of allowance for doubtful
    accounts of $1,461,000 and $922,500 at
    March 31, 2001 and June 30, 2000, respectively                                  2,593,200                   1,208,600
  Receivable, related party                                                           729,000                          --
  Net assets of discontinued operations                                               442,800                     952,600
  Income taxes receivable                                                           1,571,300                   1,632,600
  Prepaid expenses                                                                  1,616,700                     746,000
                                                                               --------------              --------------
    Total current assets                                                           11,512,100                  18,375,300

PROPERTY AND EQUIPMENT, NET                                                        22,305,200                  15,190,300

OTHER ASSETS
  Acquired customer base, net of accumulated
    amortization of $12,657,800 and $5,511,800,
    at March 31, 2001 and June 30, 2000, respectively                              16,385,300                  21,220,500
  Investments                                                                       2,991,900                   3,180,600
  Foreign taxes recoverable                                                         1,018,300                   1,422,400
  Other assets                                                                        496,800                     843,100
                                                                               --------------              --------------
    Total other assets                                                             20,892,300                  26,666,600
                                                                               --------------              --------------

TOTAL ASSETS                                                                   $   54,709,600              $   60,232,200
                                                                               ==============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $    9,514,700              $    6,683,300
   Accrued expenses                                                                 4,051,900                   3,243,500
   Deferred revenues                                                                  598,300                     361,900
   Liabilities related to acquisitions                                                134,900                   1,568,000
   Notes payable - current portion                                                     32,900                          --
   Capital lease obligations - current portion                                      5,055,200                   1,935,300
                                                                               --------------              --------------
    Total current liabilities                                                      19,387,900                  13,792,000

LONG-TERM LIABILITIES
  Notes payable and other long term liabilities                                     1,437,400                   1,477,600
  Deferred gain on sale of investment                                               4,451,900                   4,451,900
  Capital lease obligations, less current portion                                   9,748,200                   9,032,500
                                                                               --------------              --------------
    Total long-term liabilities                                                    15,637,500                  14,962,000
                                                                               --------------              --------------
TOTAL LIABILITIES                                                                  35,025,400                  28,754,000
                                                                               --------------              --------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 10,000,000 shares authorized,
    2,030,869 and 1,210,398 issued and outstanding at March 31,
    2001 and June 30, 2000, respectively.                                          25,000,000                  14,900,000
  Common stock, $.02 par value; 50,000,000 shares authorized,
    14,233,654 and 13,295,183 shares issued and outstanding at
    March 31, 2001 and June 30, 2000, respectively                                    284,700                     265,900
  Additional paid-in capital                                                       74,863,100                  69,833,600
  Accumulated deficit                                                             (72,142,500)                (41,059,800)
  Accumulated other comprehensive loss                                               (157,800)                   (329,000)
  Deferred compensation                                                            (8,163,300)                (12,132,500)
                                                                               --------------              --------------
TOTAL STOCKHOLDERS' EQUITY                                                         19,684,200                  31,478,200
                                                                               --------------              --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   54,709,600              $   60,232,200
                                                                               ==============              ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,             NINE MONTHS ENDED MARCH 31,
                                                         2001                 2000                 2001              2000
                                                       --------            ---------             --------          --------
REVENUES
   Dial-up                                             1,634,200             2,076,900            5,422,200            5,004,300
   Dedicated line services                             2,163,500             1,066,100            4,448,900            1,497,600
   Sales to related party                              3,597,300                    --           11,414,000                   --
   Web hosting and design services                       354,600               125,200              986,700              293,100
   Other                                               1,038,200                 1,000            2,334,600              290,800
                                                     -----------          ------------         ------------        -------------
      Total revenues                                   8,787,800             3,269,200           24,606,400            7,085,800

COSTS AND EXPENSES
   Cost of revenues                                    5,213,900             2,385,600           15,527,600            4,933,500
   General and administrative                          6,450,100             5,359,200           20,634,300           12,725,600
   Sales and marketing                                   820,000             4,668,900            2,648,300            6,713,500
   Depreciation and amortization                       4,390,900             2,262,600           11,821,100            4,617,500
   Non-cash stock compensation                         1,184,800             2,289,500            4,974,700            3,930,000
                                                     -----------          ------------         ------------        -------------
      Total operating expenses                        18,059,700            16,965,800           55,606,000           32,920,100
                                                     -----------          ------------         ------------        -------------
      Operating loss from continuing operations       (9,271,900)          (13,696,600)         (30,999,600)         (25,834,300)

OTHER INCOME (EXPENSE)
   Interest income                                        80,000                83,800              539,700              233,900
   Interest expense                                     (857,900)              (44,400)          (1,175,500)             (44,400)
   Loss from operations of equity investees                    -                (6,400)          (3,721,400)             (41,900)
   Gain on sale of investment, related party                   -             1,900,000                    -            1,900,000
   Other                                                (538,800)                  700             (476,200)              68,900
                                                     -----------          ------------         ------------        -------------
      Total other income (expense)                    (1,316,700)            1,933,700           (4,833,400)           2,116,500
                                                     -----------          ------------         ------------        -------------

Loss from continuing operations before
 income taxes                                        (10,588,600)          (11,762,900)         (35,833,000)         (23,717,800)
Income tax benefit                                       794,000               301,600            2,036,500            1,728,600
                                                     -----------          ------------         ------------        -------------

Loss from continuing operations                       (9,794,600)          (11,461,300)         (33,796,500)         (21,989,200)
Income from discontinued operations, net of
 taxes                                                   406,300               494,600            2,713,800            1,434,600
                                                     -----------          ------------         ------------        -------------
   NET LOSS                                          $(9,388,300)         $(10,966,700)        $(31,082,700)       $ (20,554,600)
                                                     ===========          ============         ============        =============
BASIC AND DILUTED LOSS PER SHARE:
   Continuing operations                             $     (0.70)         $      (1.01)        $      (2.48)       $       (2.41)
   Discontinued operations                                  0.03                  0.04                 0.20                 0.16
                                                     -----------          ------------         ------------        -------------
        Net loss                                     $     (0.67)         $      (0.97)        $      (2.28)       $       (2.25)
                                                     ===========          ============         ============        =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic and diluted                                  13,953,797            11,315,382           13,631,545            9,121,522
                                                     ===========       ===============       ==============        =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
               CONDENDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  NINE MONTHS ENDED MARCH 31,
                                                                             --------------------------------------
                                                                                  2001                    2000
                                                                             ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $ (31,082,700)         $ (20,554,600)
Adjustments to reconcile net loss to net cash provided
 (used) by operating activities:
   Depreciation                                                                   4,675,100              1,453,400
   Amortization                                                                   7,146,000              3,164,100
   Deferred taxes                                                                         -             (1,728,600)
   Bad debt expense                                                                 858,300                644,700
   Non-cash stock compensation                                                    4,974,700              3,930,000
   Equity in net (income) loss of equity investees                                3,721,400                 41,900
   Effect of deconsolidation of Tutopia.com                                      (2,391,700)                     -
   Change in net assets of discontinued operations                                  509,800              3,969,500
   Changes in operating assets and liabilities:
        Foreign taxes recoverable                                                   404,100               (799,700)
        Receivables                                                              (2,242,900)              (856,900)
        Receivable, related party                                                  (729,000)                     -
        Income tax receivable                                                        61,300                      -
        Prepaid expenses                                                           (870,700)                     -
        Other assets                                                                346,300             (1,196,300)
        Due from affiliates                                                               -               (112,500)
        Deferred revenues                                                           236,400                 90,700
        Accounts payable and accrued expenses                                     3,402,100              6,479,700
                                                                               --------------        -------------
Cash provided (used) by operating activities                                    (10,981,500)            (5,474,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, primarily customer base                                              (656,600)            (1,927,500)
(Increase) decrease in investments and advances to affiliates                             -              3,205,200
Increase (decrease) in notes receivable                                                   -                 (7,500)
Purchase of property and equipment                                               (6,131,500)            (4,382,600)
                                                                               ------------          -------------
Cash provided (used) by investing activities                                     (6,788,100)            (3,112,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable                                                 (7,300)               111,900
Payments of capital lease obligations                                            (1,770,700)               (43,900)
Restricted cash                                                                  (1,559,300)                     -
Issuance of common stock                                                                  -             16,634,400
Issuance of preferred shares                                                     10,100,000                      -
                                                                               ------------          -------------
Cash provided (used) by financing activities                                      6,762,700             16,702,400

Effect of exchange rate changes on cash and cash equivalents                        171,200                482,600
                                                                               ------------          -------------
Increase (decrease) in cash and cash equivalents                                (10,835,700)             8,598,000
Cash and cash equivalents, beginning of period                                   13,835,500              5,482,800
                                                                              -------------          -------------
Cash and cash equivalents, end of period                                      $   2,999,800          $  14,080,800
                                                                              =============          =============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
 DISCLOSURE:

   Value of stock issued in conjunction with acquisitions                     $   2,977,800          $  12,854,500
                                                                              =============          =============
   Acquisition of equipment through assumption of capital lease obligations   $   5,606,300          $   6,679,100
                                                                              =============          =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)


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

The condensed consolidated financial statements include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX" "IFX Networks" or the "Company"). On August 31, 2000, the Company's investment in its majority-owned subsidiary, Tutopia.com ("Tutopia"), was reduced from approximately 85% to approximately 47%. As a result of this reduction, the Company began accounting for Tutopia under the equity method. Accordingly, the Company restated prior periods to reflect this change in reporting entity and this restatement had no effect on the Company's loss or loss per share as previously reported. Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2001 presentation.

All significant intercompany transactions have been eliminated in consolidation.

IFX has created an extensive pan-regional Internet platform as a leading provider of Internet-based network products and services throughout Latin America. IFX's network operations are based in Miami, Florida with the IFX network currently spanning over 57 cities in 14 countries: Argentina, Bolivia, Brazil, Chile, Colombia, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States.

Long-Lived Assets

In the event that facts and circumstances indicate that the costs of assets may be impaired, an evaluation of the recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value is required. The Company evaluates the possible impairment of long-lived assets by reviewing cash flows generated on a country-by-country basis, which is consistent with the way the Company's segments are reported. The Company does not believe that any significant impairment has occurred at March 31, 2001.

Computation of Earnings or Loss per Common Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of Preferred Stock. Approximately 4.3 million and 1.6 million of potentially dilutive securities have been excluded from the calculation of diluted loss per share from continuing operations for the three and nine month periods ended March 31, 2001 and 2000, respectively, since their effect would have been anti-dilutive.

Liquidity Assessment

Management expects to utilize existing cash and cash-equivalents together with operating cash flows, funds from the earn-out payments, and amounts to be paid by Tutopia to fund the Company's operations. Due primarily to slower than anticipated reductions in general and administrative expenses and slower dedicated-line revenue growth than anticipated, IFX raised additional equity capital during the quarter ended June 30, 2001, as described below. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company in the future will be able to continue raising funds through the issuance of securities or through other means on acceptable terms, or at all. The Company's inability to raise sufficient funds in the future could affect IFX's ability to meet its expansion plans, or satisfy capitalized lease obligations, and other obligations and IFX could have to postpone most of the Company's expansion goals and capital expenditures until financing is obtained. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

2.   DISCONTINUED OPERATIONS

Income from discontinued operations primarily consists of amounts earned, net of related expenses, based on the financial performance of entities divested prior to July 1, 2000. Such amounts are expected to continue, depending upon the financial performance of the divested entities, through the Company's fiscal year ending June 30, 2002. In September 2000, the Company sold for $2.4 million a preference share which entitled the Company to future earn-out payments from one of the divested entities. Such amount was recognized in discontinued operations in the accompanying condensed consolidated statements of operations.

The information set forth in the remaining Notes to Condensed Consolidated Financial Statements relates to continuing operations unless otherwise specified.

3.   RECENT DEVELOPMENTS

In January 2001 the Company entered into an agreement with Speedcom Finance to increase the Company's $1.2 million lease line to $2 million, providing the Company financing for the purchase of wireless networking equipment from Speedcom Wireless Corporation. The agreement required the Company to obtain an irrevocable letter of credit, which caused the Company to place approximately $0.6 million in restricted cash. As of March 31, 2001, IFX has leased approximately $2 million of equipment under this agreement.

CrossKeys Agreement. In November 2000, the Company entered into an agreement with CrossKeys to purchase CrossKey's Dyband software for approximately $0.4 million. CrossKeys provides bandwidth management software and services.

IBM Global Financing. In November 2000, the Company entered into an agreement with IBM Global Financing, providing the Company financing for approximately $2.1 million of IBM equipment and services. As a result of entering into the agreement, the Company obtained an irrevocable letter of credit that required the Company to place approximately $0.5 million in restricted cash.

Nortel Networks Agreement. In October 2000, the Company entered into an agreement with Nortel Networks (CALA), Inc., providing the Company with the option to lease up to $5.0 million of Nortel networking equipment, software and consulting services. The equipment will be used to continue to expand the Company's network. As of March 31, 2001, approximately $1.0 million has been leased under the agreement.

Inktomi Agreement. In September 2000, IFX entered into a $0.5 million agreement with Inktomi, a software caching management company. Under the terms of the agreement, IFX will purchase the Inktomi software caching solution to help improve the Company's bandwidth utilization and quality of service.

Network Appliance. In September 2000, IFX entered into a $1.4 million lease agreement with Network Appliance, a storage and caching provider. Under the terms of the agreement, IFX has the option to lease up to $1.4 million of storage and caching equipment from Network Appliance. As of March 31, 2001 approximately $0.4 million has been leased under the agreement.

UBS Capital Americas III, L.P. led a $20 million investment in Tutopia.com. On August 31, 2000, Tutopia.com, Inc., received $20 million of private equity financing from a group led by UBS Capital Americas. An entity controlled by Mr. Lee Casty, a former significant shareholder of the Company, participated in this group, and accounted for approximately $4.9 million of the group's investment. Following this financing, IFX owned approximately 47% of the outstanding stock of Tutopia. UBS Capital Americas and its affiliates which purchased Tutopia Series A Preferred Stock have the right to appoint a majority of Tutopia's directors, the entity controlled by Mr. Casty has the right to appoint one director of Tutopia, and IFX has the right to appoint one director of Tutopia. Prior to the UBS-led investment; Tutopia represented one of the Company's two major business lines. IFX has entered into an agreement with Tutopia to be the provider of Internet connectivity services to Tutopia for a period of three years. Either IFX or Tutopia can renew the interconnectivity agreement for a fourth year. After that agreement terminates, there can be no assurances that the Company will be the sole supplier of Internet connectivity services to Tutopia.

UBS Capital Americas III, L.P., $25 million investment in IFX. On June 15, 2000, IFX received a $14.9 million round of private equity financing led by UBS Capital Americas III, L.P. ("UBS Capital Americas"). An additional $10.1 million was received on July 17, 2000, from a group lead by UBS Capital Americas. In exchange, IFX issued in total 2,030,869 Series A Preferred Shares. The proceeds were used in part to further the integration of IFX's information systems infrastructure, to increase marketing activities and to expand the Company's direct sales force to service the corporate market in Latin America. The Company also used these funds for working capital purposes. (See Note 10)

4.   TUTOPIA.COM OPERATING RESULTS

As discussed in Note 1, during September 2000, the Company's ownership interest in Tutopia was reduced from approximately 85% to approximately 47% and, as a result, the Company began accounting for its investment in Tutopia under the equity method. During the three-month period ended March 31, 2001 and the nine-month period ended March 31, 2001, IFX derived approximately 40.9% and 46.4%, respectively, of its revenue from Tutopia. As of March 31, 2001, IFX has accounts receivable from Tutopia in the amount of approximately $729,000.

The unaudited operating results of Tutopia.com are as follows:

                                 Three months ended March 31,    Nine months ended March 31,
                                 ----------------------------    ---------------------------
                                     2001            2000            2001           2000
                                  Unaudited        Unaudited      Unaudited       Unaudited
                                 ------------     -----------    ------------    -----------
Revenues                         $    654,200     $         -    $    914,200    $         -
Cost of revenues                    3,997,400               -      13,347,500              -
                                 ------------     -----------    ------------    -----------
Gross loss                          3,343,200               -      12,433,300              -

Net loss                         $  4,928,300     $         -    $ 18,768,500    $         -
                                 ============     ===========    ============    ===========


During the first quarter of fiscal 2001, the Company's investment in Tutopia was reduced to $0 under the equity method of accounting. Accordingly, the Company has not recognized its proportionate share of Tutopia's losses since the first quarter.

Selected financial information from Tutopia's unaudited Balance Sheet:

                                 March 31, 2001
                                   Unaudited
                                 --------------
Current assets                   $  4,023,100
Total assets                        5,601,600
Current liabilities                 1,709,200
Total liabilities                   1,709,200
Stockholder's equity             $  3,892,400



5.    SEGMENT REPORTING

The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Bolivia, Brazil, Chile, Mexico, and Venezuela. All of the segments provide Internet-related network services. The Company evaluates performance based on results of operations before income taxes excluding interest income and expense, income (loss) from investees accounted for under the equity method, and gains or losses from securities and other investments. During the three and nine month periods ended March 31, 2001, the Company derived approximately 40.9% and 46.4%, respectively, of its revenue from Tutopia.

Selected unaudited financial information for the three months ended March 31, 2001 and 2000 by segment is presented below:

                                Three months ended March 31, 2001                      Three months ended March 31, 2000
                        -------------------------------------------------      ------------------------------------------------
                        Total Revenues            Loss from continuing           Total Revenues          Loss from continuing
                                                   operations before                                       operations before
                                                      income taxes                                           income taxes
                           Unaudited                   Unaudited                    Unaudited                  Unaudited
                        -------------------      ------------------------      -------------------      -----------------------
Argentina                 $    1,042,100                $   (383,700)            $      86,400             $    (699,300)
Bolivia                          419,800                    (194,700)                  149,600                  (286,300)
Brasil                         1,386,500                  (1,893,800)                1,435,300                (1,647,100)
Chile                            963,400                    (333,100)                  409,400                  (250,100)
Mexico                         1,326,500                    (347,300)                  537,700                  (495,600)
Venezuela                        751,600                    (208,400)                  391,400                   (50,200)
All Other                      2,897,900                  (7,227,600)                  259,400                (8,334,300)
                          --------------                ------------             -------------             -------------
Total                     $    8,787,800                $(10,588,600)            $   3,269,200             $ (11,762,900)
                          ==============                ============             =============             =============

Selected unaudited financial information for the nine months ended March 31, 2001 and 2000 by segment is presented below:

                       Nine months ended March 31, 2001                              Nine months ended March 31, 2000
            --------------------------------------------------------    --------------------------------------------------------
            Total Revenues     Loss from continuing     Total Assets     Total Revenues    Loss from continuing     Total Assets
                                operations before        at 3/31/01                         operations before        at 3/31/00
                                   income taxes                                               income taxes
              Unaudited             Unaudited            Unaudited         Unaudited             Unaudited           Unaudited
            ---------------    --------------------  ---------------    ----------------   ------------------   ----------------
Argentina    $   2,335,300       $    (1,543,200)    $    2,611,200      $     105,800      $    (1,404,800)    $    1,083,800
Bolivia          1,087,200              (596,000)         2,228,200            376,300             (545,300)         1,256,800
Brasil           4,002,200            (5,137,400)        17,591,900          2,443,300           (2,185,500)        13,843,600
Chile            2,785,700              (669,900)         4,988,300          1,215,100           (1,478,100)         5,322,700
Mexico           2,945,500            (2,225,900)         7,150,100          1,227,500             (832,300)         3,752,700
Venezuela        1,929,300            (1,195,000)         2,514,200          1,124,500             (518,200)         1,490,200
All Other        9,521,200           (24,465,600)        17,625,700            593,300          (16,753,600)        26,276,000
             -------------       ---------------     --------------      -------------      ---------------     --------------
Total        $  24,606,400       $   (35,833,000)    $   54,709,600      $   7,085,800      $   (23,717,800)    $   53,025,800
             =============       ===============     ==============      =============      ===============     ==============

6.   ACCRUED LIABILITIES ON ACQUISITIONS

A majority of IFX's acquisitions have been structured such that the Company pays an agreed upon percentage of the purchase price at closing ("first payment") with the remainder of the purchase price paid 60 to 360 days after closing ("second payment"). The amounts owed by IFX to the Internet Service Providers ("ISP's") it has acquired are classified as liabilities related to acquisitions. As of March 31, 2001 and June 30, 2000, IFX had accrued approximately $0.1 million and $1.6 million, respectively of such amounts. In general, the amounts are payable in cash or common stock of the Company at the fair market value on the date the obligation is settled.

7.   STOCKHOLDERS' EQUITY

During the three months ended March 31, 2001, the Company issued approximately 350,100 shares of common stock which a majority was issued as second payments related to acquisitions of ISPs. During the three months ended March 31, 2001, the Board of Directors approved the reservation of an additional 731,790 shares of common stock for stock options and warrants bringing the total number to approximately 4.6 million shares of the Company's common stock reserved for stock options and warrants under the Company's 1998 Stock Option and Incentive Plan. The Board of Directors also approved the adoption of the IFX Corporation 2001 Stock Option Plan and reserved approximately 1.3 million common shares for issuance under such plan.

8.   INCOME TAX PROVISION

Income tax benefits are recorded to the extent that the Company has realized tax provisions. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2000 and March 31, 2001.

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

10.  SUSEQUENT EVENTS


UBS Capital Investment In IFX. As reported on the Company's Reports on Forms 8-K dated March 13, 2001 and May 10, 2001, the Company received approximately $15.4 million in funding from UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, the "Purchasers"), to be used for working capital purposes. Pursuant to the Stock Purchase Agreement dated as of March 13, 2001, by and among the Company and the Purchasers, as amended by Amendment No. 1 to the Stock Purchase Agreement dated as of May 7, 2001, the Purchasers purchased 3,994,127 shares of IFX's Class I Series B Convertible Preferred Stock and 424,135 shares of IFX's Class II Series B Convertible Preferred Stock on May 7, 2001. All of the shares were purchased at $3.50 per share. The Class I Series B Convertible Preferred Stock has full voting rights and each preferred share is convertible into one share of the IFX's common stock. The Class II Series B Convertible Preferred Stock has the same rights as the Class I Series B Convertible Preferred Stock except that it may not vote for the Board of Directors. At the election of Purchasers, each share of the Class II Series B Convertible Preferred Stock is convertible after one year into one share of Class I Convertible Preferred Stock. Under the terms of the Series A Preferred Stock previously issued by IFX, this investment caused the conversion ratio of the approximately 2 million shares of Series A Preferred Stock held by the Purchasers to be adjusted so that each share of Series A Preferred Stock will be convertible into approximately 3.52 shares of the Registrant's common stock, rather than one share of the Registrant's common stock as originally provided.

In accordance with EITF 98-5, the Series A conversion ratio adjustment results in a beneficial conversion feature, which will be recognized as a noncash dividend to preferred shareholders.

IFX Board Of Directors. Following this transaction, the Board of Directors of IFX has been increased to eight directors from seven directors. The Purchasers are entitled to select three directors. Further, the Casty Grantor Subtrust ("Casty") is entitled to appoint one director and International Technology Investments, LC ("ITI") is entitled to appoint one director. ITI and Casty are entitled to jointly select an additional director. Also, ITI, Casty and the Purchasers are jointly entitled to select two additional directors who qualify as "independent directors" in accordance with NASDAQ rules. Effective with the purchase of the Series B Convertible Preferred Stock, Zalman Lekach resigned as a director of IFX and Charles Delaney and Patrick Delhougne were appointed as directors.

Investment In Tutopia.com, Inc. On the closing of the sale of the IFX Corporation Series B Preferred Stock to the Purchaser, the Purchasers and IFX invested approximately $1.8 million and $3.2 million, respectively, in Series A Convertible Preferred Stock of Tutopia.com, Inc. ("Tutopia"), a former indirect subsidiary of the Company. After the investments, the Company's investment in Tutopia remained at less than 50% of Tutopia's outstanding shares.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's statement of position and results of operations include the accounts of IFX Corporation, its wholly owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to
herein as "IFX," "IFX Networks" or the "Company").    On August 31, 2000, the
Company's 85% ownership interest in Tutopia was reduced to approximately 47% and, as a result, the Company did not consolidate Tutopia at March 31, 2001 and now accounts for this investment under the equity method. The Company's June 30, 2000 balance sheet has been restated to exclude the balances of Tutopia as a
result of this change in percentage ownership in Tutopia.   The Company's income
from discontinued operations primarily consists of amounts earned, based on the financial performance of entities divested prior to July 1, 2000, net of related expenses incurred. Such revenues are expected to continue, depending upon the financial performance of the divested entities, through the Company's fiscal year ending June 30, 2002.

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

RESULTS OF OPERATIONS

Revenues

The companies that IFX has acquired generally had both business and consumer customers at the time of acquisition. IFX plans to increase its customer base and revenues by marketing Internet access and value-added services to business users in the Company's markets. Management expects the number of business customers to grow more rapidly than the number of consumer customers and revenues from the sale of our business services should increase more rapidly than revenues from the sale of dial-up Internet access services. As a result, management believes the Company's current customer and revenue mix is not an indication of the Company's future customer and revenue mix. IFX Networks provides Internet access service to customers under contracts that typically range from one month for dial-up access services to one year or more for dedicated access services. The majority of dial-up subscribers pay their subscription fees in advance. IFX currently offers a premium dial-up Internet access service for a single fee although customers that were on various rate plans have been allowed to continue those plans. The Company intends to encourage these users to migrate to the Company's premium dial-up plan. If a significant number of users migrate to free Internet access services, revenues from dial-up subscribers will decrease. All of the Company's access revenues are recognized as they are earned.

IFX Networks also derives revenues from providing wholesale Internet access to businesses that resell such access on a branded or private label basis. Fees for wholesale access are generally billed on a monthly basis after services are rendered. Wholesale access customers are billed on either a per port basis or a per hour basis. Revenues from our wholesale Internet access services are recognized in the period in which the services are provided.

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

Internet access charges and fees for value-added services vary among the countries in which we do business, depending on competition, economic and regulatory environments and other market factors. As a result of competitive pressure, IFX has reduced prices in some markets, especially for access services. Management expects that these pressures will continue in the Company's markets as the demand for and supply of Internet services continue to grow. The period-to-period comparisons of our results of operations set forth below include the results of operations from acquisitions that were made during the applicable period. Results of operations from acquisitions completed during a period have been included from the time of the closing of each acquisition.

Revenues from continuing operations increased to $8.8 million for the three months ended March 31, 2001, from $3.3 million for the three months ended March 31, 2000. Revenues from continuing operations increased to $24.6 million for the nine months ended March 31, 2001, from $7.1 million for the nine months ended March 31, 2000. The increase in revenues was primarily related to the Company's acquisitions completed during fiscal 2000 and expansion of its user base resulting from the growth in value added services such as dedicated access and from wholesale access sold to Tutopia. During the three months ended March 31, 2001 and during the nine months ended March 31, 2001, the Company recognized approximately $3.6 million and $11.4 million, respectively, in revenue from Tutopia for network access fees, which represented approximately 40.9% and 46.4%, respectively, of the Company's total revenues.

                                          Three Months Ended March 31,
                                    ------------------------------------------
                                       2001            2000        % Increase
                                     Unaudited      Unaudited      (Decrease)
                                    ------------   ------------  -------------
Dial-up                              $1,634,200     $2,076,900         (21.3)%
Dedicated line services               2,163,500      1,066,100          102.9%
Sales to related party                3,597,300              -            n/a
Web hosting and design services         354,600        125,200          183.2%
Other                                 1,038,200          1,000      103,720.0%
                                    ------------   ------------  -------------
Total                                $8,787,800     $3,269,200          168.8%


                                          Nine Months Ended March 31,
                                    --------------------------------------
                                       2001          2000
                                     Unaudited     Unaudited    % Increase
                                    --------------------------------------
Dial-up                              $ 5,422,200    $5,004,300      8.4%
Dedicated line services                4,448,900     1,497,600    197.1%
Sales to related party                11,414,000             -      n/a
Web hosting and design services          986,700       293,100    236.6%
Other                                  2,334,600       290,800    702.8%
                                    -------------    ----------  ---------
Total                                $24,606,400    $7,085,800    247.3%


Costs of Revenues

The Company's costs of revenues from providing Internet services are incurred to carry customer traffic to and over the Internet. IFX Networks leases lines that connect the Company's POPs to IFX's national hubs. Payments are made to other network providers for transit that allow the Company to transmit customers' data to or from the Internet over the providers' networks. IFX has other recurring telecommunications costs that include the cost of local telephone lines customers use to reach the Company's POPs and access IFX Network's services, and satellite bandwidth costs to connect the national hubs to the Internet backbone. Management expects operating costs from providing Internet services to increase as capacity to meet customer demand increases. Management expects that costs of revenues will decline as a percentage of revenue through the expansion of Company owned network facilities. Management also expects costs to decline as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

Costs of revenues increased to $5.2 million for the three months ended March 31, 2001 from $2.4 million for the three months ended March 31, 2000. Costs of revenues increased to $15.5 million for the nine months ended March 31, 2001 from $4.9 million for the nine months ended March 31, 2000. The increase was primarily related to the Company's network expansion to accommodate the growth in the user base, especially for Tutopia and for dedicated access.

During the three months ended March 31, 2001, costs of revenues decreased as a percentage of total revenues to 59.3% from 73.0% for the same period in the prior fiscal year. During the nine months ended March 31, 2001, costs of revenues as a percentage of total revenues decreased to 63.1% from 69.6% for the same period in the prior fiscal year due to the scalability of the company's business.

General and Administrative Expenses

General and administrative expenses include the costs of employee compensation, rent, utilities, insurance, telecommunications, travel and professional fees. Compensation costs include salaries and related benefits, commissions and bonuses. Management expects general and administrative expenses to increase as IFX Networks continues to grow to meet the demands of its customers.

General and administrative expenses increased to $6.5 million for the three months ended March 31, 2001 from $5.4 million for the three months ended March 31, 2000. General and administrative expenses increased to $20.6 million for the nine months ended March 31, 2001 from $12.7 million for the nine months ended March 31, 2000. The increase in general and administrative expenses is primarily attributable to the increase in payroll resulting from the increased support of the Company's expansion in Latin America.

As a percentage of total revenues, general and administrative expenses reduced during the three months ended March 31, 2001 to 73.4% from 163.9% for the three months ended March 31, 2000. For the nine months ended March 31, 2001, general and administrative expenses as a percentage of total revenues was 83.9% as compared to 179.6% for the same period from the prior fiscal year.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses decreased to $0.8 million for the three months ended March 31, 2001 from $4.7 million for the three months ended March 31, 2000. For the nine months ended March 31, 2001 and the nine months ended March 31, 2000, sales and marketing expenses were $2.6 million and $6.7 million, respectively. The decrease in sales and marketing results from the deconsolidation of Tutopia in that in the three months ended March 31, 2000, sales and marketing was primarily attributable to the launch of Tutopia.com.

Depreciation and amortization

A large component of depreciation and amortization expense is the amortization of acquired customer base. The value of acquired customer bases, which are amortized over three years using the straight-line method, was created as a result of the allocation of the price paid to acquire a company that was in excess of the value of its tangible assets. IFX also recognizes depreciation expense that is primarily related to telecommunications equipment, computers and network infrastructure. These assets are depreciated over their useful lives that typically range from three to ten years. Depreciation expense will increase as the Company expands its network infrastructure and thereby acquiring additional equipment as the Company expands and improves its operations.

Depreciation and amortization expenses increased to $4.4 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. Depreciation and amortization expense increased to $11.8 million for the nine months ended March 31, 2001 from $4.6 million for the nine months ended March 31, 2000. The increase in depreciation for the three months ended March 31, 2001 is attributable to the increase in fixed assets, capitalized software and capital leases of approximately $17.4 million from the same period of fiscal 2000. The increase in amortization expense is due to approximately $29.1 million of acquired customer base due to acquisitions the Company completed in Latin America during fiscal year 2000.

Non-Cash Stock-Based Compensation Expense

For the three months ended March 31, 2001, IFX recorded non-cash stock compensation expense of approximately $1.2 million compared to $2.3 million for the three months ended March 31, 2000. For the nine months ended March 31, 2001, the Company recorded non-cash compensation expense of approximately $5.0 million compared to $3.9 million for the nine months ended March 31, 2000. The increase is attributable predominantly to the current-year amortization related to the issuance of additional employee option grants during the prior year. Also, as of March 31, 2001, the Company had recorded as a reduction of Stockholders Equity approximately $8.2 million of deferred compensation, which will be amortized in future years over the vesting period of the individual options (generally 3 years).

Other Income (Expense)

Interest income decreased to $80,000 for the three months ended March 31, 2001 from $83,800 for the three months ended March 31, 2000. Interest income increased to $539,700 for the nine months ended March 31, 2001 from $233,900 for the nine months ended March 31, 2000. Interest income increased as the result of increased cash and cash equivalents attributable to the equity funding received by the Company in June and July 2000.

Interest expense increased to $857,900 from $44,400 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Interest expense increased to $1,175,500 from $44,400 for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. The increase is a result of the increase in borrowings under capital lease agreements.

No loss from operations of equity investees was realized for the three months ended March 31, 2001 as compared to $6,400 for the three months ended March 31, 2000. Loss from operations of equity investees increased to $3,721,400 from a loss of $41,900 for the nine months ended March 31, 2001 and 2000, respectively. The increase is related to the treatment of Tutopia as an equity investee rather than as a consolidated subsidiary as further discussed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

The decrease of other to an expense of $476,200 during the nine months ended March 31, 2001 as compared to income of $68,900 during the nine months ended March 31, 2000 is primarily attributable to a private equity fee related to UBS capital funding during fiscal 2001.

Income tax provision

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2000 and March 31, 2001.

Income from discontinued operations, net

For the three months ended March 31, 2001, the Company earned approximately $0.4 million from its discontinued operations, compared to $0.5 million earned for the three months ended March 31, 2000. For the nine months ended March 31, 2001, the Company earned approximately $2.7 million from its discontinued operations, compared to $1.4 million earned for the nine months ended March 31, 2000. This increase is due to the $2.4 million sale of the preference share.

Net loss and loss per share

IFX's loss from continuing operations for the three months ended March 31, 2001 was approximately $9.8 million, or $0.70 per share, compared to a net loss of $11.5 million, or $1.01 per share, for the three months ended March 31, 2000. The loss of $9.8 million includes non-cash charges of $5.6 million related to depreciation, amortization, stock compensation, and loss from operations of equity investees. Including discontinued operations, the Company lost $9.4 million, or $0.67 per share, compared to a net loss of $11.0 million, or $0.97 per share, for the three months ended March 31, 2000.

IFX's loss from continuing operations for the nine months ended March 31, 2001 was approximately $33.8 million, or $2.48 per share, compared to a net loss of $22.0 million, or $2.41 per share, for the nine months ended March 31, 2000. The loss of $33.8 million includes non-cash charges of $20.5 million related to depreciation, amortization, stock compensation, and loss from operations of equity investees. Including discontinued operations, the Company lost $31.1 million, or $2.28 per share, compared to a net loss of $20.6 million, or $2.25 per share, for nine months ended March 31, 2000.

FINANCIAL CONDITION

Liquidity and Capital Resources

For the nine months ended March 31, 2001, cash used by ongoing and discontinued operations was approximately $11.0 million compared to cash used by ongoing and discontinued operations of $5.5 million for the nine months ended March 31, 2000. The majority of cash provided in the nine months ended March 31, 2001 is primarily attributed to Internet operations and the earn-out payments related to discontinued operations. The cash used in operations is mainly related to the connectivity expenses of our network, operating leases, payroll and advertising. In addition, the Company invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of March 31, 2001, the Company held approximately $3.0 million in cash and equivalents.

For the nine months ended March 31, 2001, cash used in investing activities was approximately $6.8 million compared to cash used in investing activities of $3.1 million for the same period in 2000. Cash used in investing activities was related primarily to the purchase of property and equipment of approximately $6.1 million.

For the nine months ended March 31, 2001, cash provided by financing activities was approximately $6.8 million compared to cash provided by financing activities of $16.7 million for the nine months ended March 31, 2000.

Management expects to utilize existing cash and cash-equivalents together with operating cash flows, funds from the earn-out payments, and amounts to be paid by Tutopia to fund the Company's operations. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may need to raise additional funds for expansion and/or working capital purposes. IFX may issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to raise sufficient funds on acceptable terms, or at all. The Company's inability to raise sufficient funds in the future could affect IFX's ability to meet its expansion plans, or satisfy capitalized lease obligations and other obligations and IFX could have to postpone most of the Company's expansion goals and capital expenditures until financing is obtained. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

Forward-Looking Statements

The statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in costs of sales and operating costs resulting from the integration and optimization of those ISPs or otherwise, and other matters contained herein regarding matters that are not historical facts, are only predictions. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considered reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person that these estimates and projections will be realized, actual results may vary materially.

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

Interest Rate Risk

The Company's short-term investments are classified as cash and cash equivalents with original maturities of three month or less. Therefore, changes in the market's interest rates should not significantly affect the value of the investments as recorded by IFX.

PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On January 9, 2001, the Company held its 2000 annual meeting of stockholders, at which there were 9,510,771 shares of Common Stock, or approximately 67% of the shares of Common Stock entitled to vote, and 1,227,825 shares of Series A Preferred Stock, or approximately 60% of the shares of Series A Preferred Stock entitled to vote, present or represented by proxy. At the annual meeting, the following matters were approved by more than the requisite number of stockholders.

     All persons nominated to become directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

                             Votes Cast For  Withheld
                             --------------  --------

       Joel M. Eidelstein      9,519,668       967
       Michael Shalom          9,519,668       967
       Zalman Lekach           9,519,668       967
       George A. Myers         9,519,668       967
       Burton J. Meyer         9,519,668       967
       Mark O. Lama            9,519,668       967
       Charles W. Moore        9,519,668       967

     A proposal to approve an amendment to the IFX Corporation 1998 Stock Option and Incentive Plan (the "Plan") to increase the number of shares of common stock available for issuance under the Plan was approved, with 11,395,623 shares voted for and 31,855 shares voted against the proposal, and 22,482 shares abstaining.

     A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company's fiscal year ending June 30, 2001 was approved, with 11,449,193 shares voted for and 255 shares voted against the proposal, and 512 shares abstaining.

     On March 13, 2001, the holders of 10,991,151 shares, or 68.7% of the Company's stock entitled to cast votes for such matters consented, in writing, to the following proposals made by the Company's Board of Directors:

     The issuance of 4,418,262 shares of Series B Convertible Preferred Stock.

     Amendment of the Certificate of Designation for the Series A Convertible Preferred Stock.

     Amendment of the 1998 Stock Option Plan.

     Adoption of the 2001 Stock Option Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

(b)    Reports on Form 8-K

       The Company filed  reports on Forms 8-K on March 16, 2001, and May 10,
       2001.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IFX CORPORATION
-----------------------------------
 (Registrant)



Dated:  May 15, 2001            By: /s/ MICHAEL SHALOM
                                   -------------------------
                                        Michael Shalom
                                        Chief Executive Officer


Dated:  May 15, 2001            By: /s/  JOSE LEIMAN
                                    -----------------------
                                         Jose Leiman
                                         Chief Financial Officer