Form 10-K
period 2001-06-30
IFX CORP
filed 2001-10-15
CIK 792861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission file number 0-15187
                                 IFX CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                  36-3399452
---------------------------------        --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                         15050 NW 79/th/ Court, Ste. 200
                           Miami Lakes, Florida 33016
               (Address of principal executive offices) (Zip code)
        ---------------------------------------------------------------

                                 (305) 512-1100
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registers pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 par value
                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of August 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,500,000 based on the $1.05 per share closing price on the NASDAQ National Market on such date.

As of August 31, 2001, there were 14,276,495 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after June 30, 2001 are incorporated herein by reference in response to Part III, Items 11 through 13, inclusive.

TABLE OF CONTENTS
-----------------

                                                                                            Page
                                                                                            ----
PART I

         Item 1.        Business........................................................      3

         Item 2.        Properties......................................................     11

         Item 3.        Legal Proceedings...............................................     11

         Item 4.        Submission of Matters to a Vote of Security Holders.............     12

PART II

         Item 5.        Market for IFX's Common Equity and Related
                        Stockholder Matters.............................................     12

         Item 6.        Selected Financial Data.........................................     13

         Item 7.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...................     14

         Item 7a.       Quantitative and Qualitative Disclosures About Market Risk......     20

         Item 8.        Financial Statements and Supplementary Data.....................     21

         Item 9.        Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosures.........................     41

PART III

         Item 10.       Directors and Executive Officers
                        of the Registrant...............................................     41

         Item 11.       Executive Compensation..........................................     41

         Item 12.       Security Ownership of Certain Beneficial
                        Owners and Management...........................................     41

         Item 13.       Certain Relationships and Related Transactions..................     41

PART IV

         Item 14.       Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K.........................................     42

Signatures..............................................................................     45

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words, "intend," "anticipate," "believe," "estimate," "may," "should," "plans," "will," "continue," "expect," and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business" as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I

ITEM 1.  BUSINESS

Introduction

     IFX Corporation (IFX Corporation and its subsidiaries are referred to herein as "IFX", "IFX Networks" or the "Company") was incorporated in Delaware in 1985. The Company's operations are headquartered in Miami, Florida. IFX has established a pan-regional Internet Protocol ("IP") network through a series of acquisitions and Company initiated start-up operations. The IFX network currently reaches over 100 cities in 14 countries: Argentina, Bolivia, Brazil, Chile, Colombia, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States. IFX has over 60 Company-owned Points of Presence ("POPs") with over 500 employees in the United States and Latin America.

     IFX's network infrastructure, which is marketed under the IFX Networks brand name, provides Internet network connectivity and offers a broad range of value-added services to multinational, ISP's, carriers and small to medium-sized businesses in Latin America. IFX has an extensive geographic network in Latin America using Lucent, Nortel, Cisco, Sun and IBM equipment. IFX previously marketed its network offerings in Latin America under the "Unete" brand name, but management believes that the name "IFX Networks" better reflects the focus of the company and plans on using the IFX Networks name going forward. Although the Company's primary focus is to pursue multinational, ISP's, carriers and small to medium-sized businesses in Latin America, the Company continues to provide consumer Internet product and services that result in higher gross profit due to its relatively low cost of revenues.

     IFX is a region-wide provider of Internet access and value-added IP based services focused on offering network solutions including region-wide wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's POPs throughout the Latin American region, web design, web-hosting and co-location, dial-up local area network, or LAN services as well as virtual private network, or VPN services, and full technical support.

     The IFX network is composed of the following:

     . Over 60 Company-owned POPs. A POP is an interlinked group of modems, routers and other computer equipment, located in a particular city that allows a nearby subscriber to access the Internet through a local telephone call.

     .   Approximately 39,500 Remote Access Servers, or RAS ports.

     .   Network Operating Centers in 13 Latin American countries and the US.

     IFX continues to provide consumer Internet products and services in Latin America.

Network Operating Centers in 13 Latin American Countries and the US.

     Among the services offered by IFX Networks, there is the wholesaling of its IP network infrastructure to parties that wish to offer Internet services in the region, such as Tutopia.com, Inc. (referred to herein as "Tutopia"), a leading provider of free Internet access on a pan-regional level. Tutopia, which was a majority-owned and controlled subsidiary of IFX until August 31, 2000, pioneered free Internet access on a regional basis starting in January 2000 and currently, operates in 9 countries - Argentina, Chile, Colombia, El Salvador, Guatemala, Honduras, Mexico, Panama and Venezuela, with over 2 million registered users in the region. As of June 30, 2001, IFX had an approximately 48% interest in the shares of Tutopia.

IFX Historical Background

     IFX was founded in 1985 as a commodities brokerage house. Since its initial public offering in 1985, IFX has been listed on the NASDAQ SmallCap Market under the symbol "FUTR". Prior to July 1996, IFX's primary business was providing commodity brokerage services. On July 1, 1996, IFX sold substantially all of its brokerage assets (other than certain assets of its then majority-owned U.K. subsidiary) to E.D. & F. Man International, Inc. ("MINC"), a unit of E.D. & F. Man Group, PLC, a London based international trading and finance conglomerate. The purchase price consisted of cash earn-out payments based upon the sold business's profitability through December 31, 2001. From July 1996 through February 1999, IFX's revenues consisted primarily of earn-out payments from the asset sale, interest income and income from operations of its former majority-owned British subsidiary, IFX Ltd., which conducts foreign exchange business as a registrant of the British Securities and Futures Authority. In November 1998, IFX decided to pursue an Internet strategy in Latin America, opened an office in South Florida and started recruiting new management and operational teams. In June 1999, IFX continued the divesture of its non-network business by selling its 50.1% interest in IFX Ltd. The purchase price consisted of $2.45 million in cash, a note receivable, and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits of IFX Ltd. through June 30, 2002. In September 2000, IFX sold its IFX Ltd. redeemable preference share to the other shareholders of IFX Ltd. for $2.4 million, thus terminating IFX's right to earn-out payments from IFX Ltd.

The IFX Network

     IFX operates a region-wide Latin American IP-based network, providing a reliable data transmission path connecting its customers to the Internet. In order to develop a network with region-wide coverage, IFX pursued an extensive acquisition strategy focused on acquiring established Internet service providers ("ISP's") with POPs in the major markets in Latin America that are operated by local management teams.

     . Network Infrastructure. The IFX network infrastructure consists of three primary tiers: local POPs; a middle tier, which connects the POPs to national hubs; and a backbone tier, which connects the national hubs to the Internet. The IFX network currently includes approximately 63 POPs owned by the Company and 26 virtual POPs operated by third-party network providers. Each POP is connected to one of IFX's 14 national hubs in each respective country through a dedicated point-to-point line, typically provided by a local telecommunications carrier. The Company's POPs are connected to the Internet by multiple leased, high-speed links, including both satellite-based connections and fiber optic connections. IFX believes that its network capacity is adequate for the provision of current and planned access and value-added services, but IFX intends to opportunistically expand its network as trans-oceanic and land-based network capacity becomes commercially available and as the need for additional network capacity arises.

    IFX's network includes POPs in the following cities:

    ARGENTINA                   CHILE                       MEXICO
    ---------                   -----                       ------
    Buenos Aires                Antofagasta                 Guadalajara
    Cordoba                     Chillan                     Mexico City
    Mendoza                     Concepcion                  Monterrey
    Rosario                     La Serena                   Toluca
                                Los Angeles
    BOLIVIA                     Rancagua                    NICARAGUA
    -------                     Santiago                    ---------
    Cochabamba                  Talca                       Managua
    La Paz                      Temuco
    Santa Cruz                  Valparaiso                  PANAMA
    Sucre                                                   ------
    Tarija                                                  Panama City


                                COLOMBIA                    UNITED STATES
                                --------                    -------------
    BRAZIL                      Barranquilla                Miami, Florida
    ------                      Bogota
    Belo Horizonte              Cali
    Blumenau                    Medellin                    URUGUAY
    Campo Bom                                               -------
    Canoas                                                  Ciudad de la Costa
    Curtiba                                                 Montevideo
    Florianopolis               EL SALVADOR                 Pando
    Fortaleza                   -----------
    Joinville                   San Salvador
    Novo Hamburgo                                           VENEZUELA
    Pelotas                                                 ---------
    Porto Alegre                GUATEMALA                   Barquisimeto
    Rio de Janeiro              ---------                   Caracas
    Salvador                    Guatemala City              Maracaibo
    Santa Maria                                             Maturin
    Sao Leopoldo                HONDURAS                    Porlamar
    Sao Paulo                   --------                    Puerto La Cruz
                                San Pedro Sula              Puerto Ordaz
                                Tegucigalapa                Punto Fijo
                                                            Valencia
                                                            Valera



    . Network Management. IFX considers world-class network management essential for monitoring its network in multiple countries, maintaining high customer satisfaction and improving network quality. In addition to region-wide network monitoring capability at its headquarters in Miami, Florida, IFX has established network operating systems in multiple Latin American countries that monitor the performance of IFX's network equipment. With these systems, IFX is able to efficiently identify and correct network problems either remotely or by local dispatch.

    . Sales and Customer Service. IFX offers its service through a sales approach that makes use of local technical talent who understand customer applications to help provide bundled Internet solutions consisting of Internet access and other value-added services. This localized approach allows the Company to provide end-to-end customer solutions and ongoing support. IFX's direct sales force offers a core base of technically competent, locally based and experience Internet sales representatives. IFX provides business customers with technical support and customer service through its local customer service representative.

Business Strategy

     IFX's goal is to become a leading provider of IP based network solutions to multinational, ISP's, carriers, and small to medium-sized businesses in Latin America through the delivery of single source Internet solutions.

     IFX believes that many businesses are seeking to increase their use of the Internet as a business tool and are integrating web-based services into their business processes. Many businesses desire economical Internet access for their corporate offices and their employees who travel, thereby creating demand for region-wide dedicated and dial-up Internet access. In addition, IFX's management believes that within the business marketplace there is a significant opportunity to upgrade customers to increasingly higher margin value-added services. IFX anticipates that businesses will continue to seek to outsource certain information technology functions to full-service IP-based network providers, such as IFX, in order to reduce costs and improve results.

Products and Services

Business Products and Services

     IFX offers services in four basic portfolios: IFX Dedicated connectivity, IFX Dial-up, IFX Co-location, and IFX Web hosting to small to medium-sized businesses, multinationals, ISP's and carriers in business in Latin America.

     IFX dedicated connectivity

     . International Private Line ("IPL"): Point-to-Point Time Division Multiplex ("TDM") physical connection for a customer's exclusive use. The customer defines protocol and service. This service can be used for convergence of voice, video, and data for customers who require the highest level of security.

     . Private Asynchronous Transfer Mode ("ATM"): Permanent Virtual Circuit from customer premise to customer premise running ATM protocol. Use includes mission critical data or voice transmission for customers that want high speed fixed bandwidth at a lower price then an IPL.

     . Clear Channel IP: Premium IP service for access to the global Internet with guaranteed bandwidth on IFX's backbone thereby providing network monitoring reports to guarantee quality of service. This product is ideal for ISP's, carriers, multinational companies or small and medium sized businesses that have mission critical data or for the use of voice over IP ("VOIP").

     . Dedicated IP: Basic IP services for access to the global Internet for companies needing basic Internet connectivity.

     IFX dial-up

     . Wholesale Dial-up: Allows customers to utilize the dial-up connectivity resources of the IFX Dial Network on a wholesale basis. This product is ideal for ISP's, carriers, and multinational companies who require local country dial-up access, multi-country dial-up access, global roaming dial-up access or Virtual Internet Service Provider ("VISP").

     . Corporate Dial-up: Unlimited roaming that enables end users to access the Internet or their corporate extranet while traveling.

     IFX co-location

     . Managed Co-location: Outsourcing the management and day-to-day operations at an IFX Data Center. Provides reliable and scalable network management around the clock. Intended for use by carriers, ISP's, and small to medium enterprises and multinational companies.

     . Basic Co-location: Servers are maintained at an IFX POP for bandwidth management and reliable connectivity to the Internet. For customers needing space in Data Centers without remote hands-on support.

     IFX web hosting

         IFX offers web hosting products and services allowing customers to use IFX's web servers to maintain customer's independent web sites. With web hosting, businesses can create a presence on the Internet, furthering their business, marketing and customer service campaigns. IFX's web hosting products and services include web site maintenance and ongoing consulting services by IFX.

     Although the Company's primary focus is to pursue multinational, ISP's, carriers and small to medium-sized businesses in Latin America, the Company continues to provide consumer Internet products and services.

Competition

     The market for Internet access and value-added products and services has become increasingly more competitive, especially in Latin America as Internet usage has grown, and management expects that this trend will continue. While Internet usage is lower in Latin America than in more mature markets such as the United States, many new entrants have been attracted by the large potential market size.

     Though the Company's specific competitors vary from market to market, they include the following types of businesses:

     [] Internet services providers. Depending on the market, IFX's primary competitors may be small, local Internet service providers with limited ranges of service and geographic reach, or large international or regional service providers with broad service offerings, large network capacities and wide geographic presence.

     [] Telecommunications companies. Many of the major international telecommunications companies offer Internet services in the same markets as IFX. Some telecommunications providers are subsidized or government owned. In several markets in which IFX Networks operates, former telecommunications monopolies have been deregulated and privatized, and have also become providers of Internet services. New telecommunication company entrants to these markets, which are beginning to use high-speed wireless technology to bypass overcrowded existing networks, are offering Internet and corporate data services as well. Generally, these network-based companies focus on consumer dial-up Internet access, large corporate accounts and customer bases that can generate high volume data traffic to carry on their networks.

     [] Cable television companies. Cable operators in some of the Company's markets have either introduced or announced that they intend to introduce Internet access services, both by upgrading their networks and using new, cable modem technology. The existing customers of those cable operators are primarily residential and their physical networks are largely limited to residential areas.

     Management believes IFX can compete effectively in the Latin American Internet market. However, any one of the following developments in Latin America could materially and adversely affect IFX's business, financial condition and results of operations:

     . Growth in the number or strength of strategic alliances among IFX's competitors continues to grow;
     .   New platforms for Internet access arising from technological developments;
     .   An increased number of global and local companies enter these markets;
     .   Loss of users;
     .   Reduced Internet advertising;
     .   Loss of market share;
     .   Reduced page views;
     .   Price reductions and lower profit margins; and
     .   Lower advertising rates.

     IFX faces competition on both a country-specific and region-wide level. IFX's competitors may develop products and services that are better than the products and services that the Company offers or that may achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Some of IFX's established competitors and potential new competitors may also have better brand recognition and significantly greater financial, technical and marketing resources than IFX.

Government Regulation

     To date, government regulations have not materially restricted the Company's ability to offer Internet products and services in the Company's core target countries. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws and regulations may be adopted or existing laws may be applied to the Internet and e-commerce. New and existing laws may cover issues like:

     .        Sales and other taxes;
     .        User privacy;
     .        Pricing controls;
     .        Characteristics and quality of products and services;
     .        Consumer protection;
     .        Cross-border restrictions;
     .        Foreign investment restrictions;
     .        Currency controls;
     .        Licensing requirements;
     .        Libel and defamation;
     .        Copyright, trademark and patent infringement;
     .        Pornography; and
     .        Nature and content of Internet materials.

     Legislation in these areas could slow the growth of Internet use and decrease the acceptance of the Internet as a communications and commercial medium. It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could have an adverse effect on IFX's business.

     The growth of the Internet coupled with publicity regarding Internet fraud can also lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on the Company's business.

Employees

     As of June 30, 2001, IFX employed approximately 500 employees. IFX believes that its success is dependent in part upon the Company's ability to attract and retain qualified, experienced employees. IFX considers its relationship with its employees to be good.

     Labor laws in Latin America are generally more protective of employees than in the United States. Unlike in the United States where an employer will often have the right to terminate an employee at will, most countries in Latin America have laws protecting employees from being terminated without paying severance compensation in established statutory amounts. In some Latin American countries, the law establishes a minimum number of vacation days.

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

     The Company uses "IFX" as the primary business name for its operations. The Company uses "IFX Networks" as a brand name for end products and services in Latin America. In Latin America, the Company pursues the registration of trademarks for marks that the Company believes are unique and will be used by IFX over an extended period of time. IFX has initiated its registration of the IFX Networks mark in most countries in Latin America. Where IFX has not registered our marks, competitors with senior rights in marks similar to IFX's may be able to argue successfully that IFX should be barred from continuing to use the IFX Networks mark, or competitors may adopt product or service names similar to IFX's, thereby impending IFX's ability to build brand identity, which could lead to customer confusion. It is also difficult and expensive to defend trademark infringement litigation and to police the unauthorized use of marks.

     IFX Networks starter software and installation programs are key parts of the services the Company provides to dial-up subscribers. IFX's goal is to automatically configure an individual user's Internet access programs after the user's initial entry with this software. IFX has obtained permission and, where necessary, licenses from the companies that manufacture the software that IFX uses.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of September 15, 2001 are as follows:

 Name                        Age       Office
------------------------    -----    ---------------------------------------

Joel M. Eidelstein           35       Chairman of the Board and President
Michael Shalom               31       Chief Executive Officer and Director
Jose Leiman                  41       Chief Financial Officer
Charles Delaney              43       Director
Patrick Delhougne            37       Director
Mark O. Lama                 39       Director
Burton J. Meyer              54       Director
Charles W. Moore             36       Director
George A. Myers              51       Director

     Joel M. Eidelstein has served as a director of the Company since November 1990 and since November 9, 1996 he has served as the President of the Company. Mr. Eidelstein graduated from Brandeis University in May 1988 and was an independent commodity futures trader and a floor manager with Index Futures Group, Inc. from June 1988 until June 1996. Mr. Eidelstein also is a principal shareholder of ePagos, Inc., an Internet communications software development company in which IFX owns an interest.

     Michael Shalom was elected as IFX's Chief Executive Officer on September 8, 1999 and has served as a director of IFX Networks, Ltd., a subsidiary of IFX, since November 1998. Prior to July 1999, Mr. Shalom was a principal of, and was actively involved in the management of the INTCOMEX group of companies, which is a Latin American wholesale distributor of microcomputers, networking products, mass storage products, multimedia products, computer peripheral equipment and computer components. Mr. Shalom is also a principal of International Technology Investments ("ITI").

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

     Charles Delaney is the President and Chief Executive Officer of UBS Capital Americas, which manages $1.5 billion in private equity commitments dedicated to investments in North and South America, including investments in the telecommunications, software, and Internet sectors. In 1992, Mr. Delaney founded UBS AG's private equity businesses in North America and Latin America. In 1999 Mr. Delaney and the partners of UBS Capital Americas raised two direct investment funds totaling $1.5 billion that are managed by the partners of UBS Capital Americas. Upon raising these UBS sponsored funds, Mr. Delaney became the Chief Executive Officer of UBS Capital Americas (and the various related funds management companies). From 1989 to 1992, Mr. Delaney was in charge of the Leveraged Finance Group of UBS AG in North America, which financed private equity transactions. Prior to joining UBS, he worked for the Hong Kong and Shanghai Banking Group in New York, London and Greece. Mr. Delaney is a graduate of Lehigh University. Mr. Delaney is also a director of AMS Holdings Corp., Aurora Foods Inc. and Edison Schools Inc.

     Patrick Delhougne is a partner in Ray & Berndtson's technology practice. Prior to joining Ray & Berndtson, Mr. Delhougne was an equity sales associate and analyst for J.P. Morgan in London and New York. Previously, he was a case team leader with Bain & Co. in Munich, Germany responsible for managing strategy consulting projects. Mr. Delhougne began his career with Siemens PLC in London, working as the assistant to the chief executive officer and chief financial officer. He was subsequently promoted to corporate planner in the regional strategy group, working with the board of directors at Siemens AG in Munich. He also worked for the Siemens Transportation Group in Erlangen as a commercial manager. Mr. Delhougne earned a B.B.A degree from the U.S. International University - Europe (Summa Cum Laude), a postgraduate diploma from the London School of Economics, and an M.B.A. from the Harvard Graduate School of Business Administration, which he attended on the Werner von Siemens Scholarship.

     Mark O. Lama was elected to the board of directors of IFX in June 2000 and Tutopia in August 2000. Mr. Lama is a principal of UBS Capital Americas. Prior to joining UBS Capital Americas in 1998, he worked in the U.S. and Latin America groups of Chase Capital Partners (a private equity firm), the Banking and Corporate Finance Group of Chemical Bank and the Emerging Markets group at Salomon Brothers, Inc. Mr. Lama holds an M.B.A. from Harvard Business School, a B.S. from Columbia University and a B.A. from Colgate University.

     Burton J. Meyer has served as a director of the Company since May 1999. Mr. Meyer previously served as director of the Company from August 1986 until July 1, 1996 and as President of the Company from July 1987 until July 1, 1996. Mr. Meyer served as an Executive Vice President of E.D. & F. Man International, Inc., an international futures and conglomerate brokerage, from July 1996 to June 30, 2000.

     Charles W. Moore was elected to the board of directors of IFX in June 2000 and Tutopia in August 2000. Mr. Moore is partner of UBS Capital Americas. In this role, Mr. Moore has senior responsibility for all telecommunications-related investments of UBS Capital Americas. Prior to joining UBS Capital, Mr. Moore invested for Greenwich Street Capital Partners, LP from November 1994 to March 1997 and prior thereto worked at Morgan Stanley & Co. in their investment banking division. Other boards of directors on which Mr. Moore serves include:
Aduronet, Ltd. (London, UK); WorkNet Communications (St. Louis, MO); Netstream Communications (Roseville, CA); eYak, Inc. (Boston, MA); PF.Net (Reston, VA); Netrail, Inc. (Atlanta, GA); Dynamicsoft, Inc. (East Hanover, NJ); and Tutopia.com, Inc. (Miami, FL), a former subsidiary of the Company. Mr. Moore is a graduate of the University of Michigan and the University of Chicago Graduate School of Business.

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

     In May 2001 the Board of Directors of the Company was increased to eight directors from seven directors. UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, the "UBS Capital Americas") are entitled to select three directors. Further, Lee S. Casty ("Casty") is entitled to appoint one director and International Technology Investments, LLC ("ITI") is entitled to appoint one director. ITI and Casty are entitled to jointly select an additional director. Also, ITI, Casty and UBS Capital Americas are jointly entitled to select two additional directors who qualify as "independent directors" in accordance with NASDAQ rules. Effective with the purchase of the Series B Convertible Preferred Stock by UBS Capital Americas, Charles Delaney and Patrick Delhougne were appointed as directors.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are at 15050 N.W. 79/th/ Court, Suite 200, Miami Lakes, Florida, 33016. Corporate headquarters includes the Company's offices for coordinating and supporting IFX's Latin American operations and is located in approximately 12,500 square feet of office space under a lease that expires in July 2004.

     The Company leases office space in 200 West Adams Street, Suite 1500, Chicago, IL 60606. This space served as the Company's previous corporate headquarters. However, this office space has been sub-leased in its entirety until the end of the lease, and for an amount equal to the lease payments.

     The Company leases office space in 707 Skokie Blvd, Northbrook, IL. This space also served as the Company's previous corporate headquarters.

     The Company also leases offices in 13 Latin America countries that are used for general operations, for sales offices and for equipment co-location.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

Legal proceedings with respect to discontinued operations

     In April 1994, Index, Futures Group, Inc. ("Index") without admitting or denying the allegations, paid $100,000 to the CFTC, settling an administrative action filed on September 29, 1992. In a related action, the equity receiver of a commodity pool operator brought an action to recover losses of approximately $600,000, alleging various theories such as constructive trust, negligence, breach of fiduciary duty and conversion. On May 29, 1996, the district judge dismissed the complaint in its entirety. On December 4, 1997, the Court of Appeals affirmed the district judge's dismissal of all claims against Index. On January 13, 1998, the Court of Appeals denied the Supplemental Plaintiffs' request for a rehearing of its appeal. On October 2, 1998, the attorney for the equity receiver of the commodity pool filed a class-action suit on behalf of a putative class composed of persons who had given money to the commodity pool operator to invest, some of which was deposited in brokerage accounts at Index by the commodity pool operator. (Wesselhoff v. FX Chicago, Inc. et al., Circuit Court of Cook County, Chancery Division, case number 98-CH-13396). The plaintiff seeks damages of $600,000 plus prejudgment interest, punitive damages, and lost investment opportunity. The Company believes that the allegations in the complaint against FX Chicago, Inc. and the Company are without merit and will defend vigorously.

     A German citizen, seeking damages of 6,403,519.19 Deutschmark (approximately $3.0 million given the exchange rate as of August 31, 2001), filed a lawsuit in September 1998, in Germany, against an affiliate of E.D.& F. Man International, Inc. (MINC) which is a unit of E.D.& F. Man Group. The complaint arose out of transactions that occurred in an account introduced by Index Futures Group, AG ("Index AG"), an introducing broker of Index, prior to the asset sale. The Plaintiff alleges that under German law, MINC's affiliate is successor to Index AG, and thus assumed any liabilities of Index AG. Pursuant to the asset sale agreement with E.D.&F Man Group, Index is responsible for any liability "arising out of any state of facts with respect to such Assigned Contract existing on or prior to the Closing Date". MINC has retained counsel in Germany to represent its interests in this matter. As Index AG was an introducing broker of Index and not a former subsidiary of the Company or Index, the Company does not believe that it will ultimately be liable for damages. In April 1999, MINC's German counsel reported that the Dusseldorf District Court dismissed all claims against MINC. However, the plaintiff has filed an appeal with the Dusseldorf Court of Appeals.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ending June 30, 2001.

PART II

ITEM 5.  MARKET FOR IFX's COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     IFX's stock is traded on the NASDAQ SmallCap Market under the symbol "FUTR". Set forth below is the range of high and low trade prices per share of the common stock in the NASDAQ SmallCap Market as reported by NASDAQ for the periods indicated. The quotations do not include retail markups, markdowns, or commissions.

                      Fiscal Year 2001:      High         Low
                      ------------------------------------------
                      First Quarter        $  13.13      $  5.50
                      Second Quarter           7.31         1.78
                      Third Quarter            5.25         2.03
                      Fourth Quarter           2.66         1.49
                      Fiscal Year 2000:      High         Low
                      ------------------------------------------
                      First Quarter        $  24.38      $ 14.88
                      Second Quarter          34.75        16.13
                      Third Quarter           37.94        27.25
                      Fourth Quarter          35.00        11.25
                      Fiscal Year 1999:      High         Low
                      ------------------------------------------
                      First Quarter        $   2.44      $  1.81
                      Second Quarter          12.50         1.25
                      Third Quarter           12.63         5.88
                      Fourth Quarter          21.50         9.38


     As of August 31, 2001, there were 195 holders of record and 1,644 beneficial owners of the Registrant's common stock.

     The Registrant has not paid a cash dividend on its common stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data for the fiscal years presented below is derived from the audited consolidated financial statements of the Company. The following table summarizes selected historical information of the Company and its subsidiaries for each of the last five years. Certain of the amounts presented have been restated as discussed in note 1 of the fiscal 2001 consolidated financial statements. The data should be read in conjunction with the other financial information included herein, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the consolidated financial statements and their related notes.

----------------------------------------------------------------------------------------------------------------------
                                                                        Fiscal Year Ended June 30,
                                                        2001          2000         1999          1998         1997
                                                                    (Restated)
                                                            (in thousands, except share and per share amounts)
----------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Total revenues                                      $     32,122  $    10,689   $       725   $        -  $         -
Loss from continuing operations                          (61,189)     (47,844)       (1,715)        (209)        (428)
Basic and diluted loss from continuing
operations per share                                $      (4.44) $     (4.71)  $     (0.26)  $    (0.03) $     (0.07)
Weighted average common shares outstanding            13,784,897   10,153,565     6,498,204    6,246,545    6,616,893
Balance Sheet Data:
Working capital                                     $    (11,580) $     3,480   $     7,221   $   10,564  $         -
Total assets                                              48,524       61,297        18,862       11,543       10,031
Capital-lease obligations                                 16,068       10,968             -            -            -
Long-term debt (excluding current portion and
capital-lease obligations)                                   296          375           317            -            -
Stockholders' equity                                $     10,421  $    32,543   $    16,097   $   11,335  $     8,204
----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. This discussion and analysis reflects the adjustments made to segregate the discontinued operations ("discontinued operations") that resulted from the sale of the Company's brokerage assets in July 1996 to E.D. & F. Man International, Inc., a unit of E.D. & F. Man Group, PLC, a London based international trading and finance conglomerate; and from divesture in June 1999 of IFX's 50.1% interest in IFX Ltd. Discontinued operations are shown under a separate line item on the Company's consolidated statements of operations for fiscal years 2001, 2000 and 1999; and in the Company's consolidated balance sheet for fiscal years 2001 and 2000 included elsewhere herein.

     In addition, during September 2000, the Company's voting interest in its majority-owned subsidiary Tutopia.com, Inc. ("Tutopia") fell below 50%. As a result, the Company deconsolidated Tutopia and began accounting for its investment under the equity method. Accordingly, the Company restated its fiscal 2000 consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

     In April 2000, Tutopia issued common stock representing approximately a 15% interest in Tutopia to shareholders other than the Company, at a price per common share exceeding the Company's carrying value for the Company's investment in Tutopia's common stock. The restated financial statements reflect an increase in the Company's investment in Tutopia of approximately $4 million as of June 30, 2000, to record the amount in excess of the Company's carrying value as a capital transaction.

     During the past two fiscal years, IFX has become a region-wide provider of Internet access and value-added IP based services focused on offering network solutions to ISP's, multinationals, carriers and small to medium-sized businesses throughout Latin America. Offerings include region-wide wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's Points of Presence or POPs throughout the region, web design, web-hosting and co-location, dial-up local area network, or LAN services as well as virtual private network, or VPN services, and full technical support.

     The IFX network is composed of the following:

     . Over 60 Company-owned POPs. A POP is an interlinked group of modems, routers and other computer equipment, located in a particular city that allows a nearby subscriber to access the Internet through a local telephone call.

     .    Approximately 39,500 Remote Access Servers, or RAS ports.

     .    Network Operating Centers in 13 Latin American countries and the US.

     Among the services offered by IFX Networks is the wholesaling of its IP network infrastructure to parties that wish to offer Internet services in the region, such as Tutopia, a leading provider of free Internet access on a pan-regional level. Tutopia helped pioneer free Internet access on a regional basis starting in January 2000 and currently operates in 9 countries - Argentina, Chile, Colombia, El Salvador, Guatemala, Honduras, Mexico, Panama and Venezuela, with over 2 million registered users in the region. As of September 15, 2001, IFX has an approximate 48% ownership interest (assuming the conversion of all outstanding preferred stock into common stock) in Tutopia.

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company's consolidated statement of operations:

                                                                  Fiscal Year Ended June 30,
                                                              2001          2000          1999
                                                           ------------  -----------  -------------
                                                                         (Restated)
Dial-up                                                           22.3%        77.3%          85.0%
Dedicated line services                                           22.4         12.6            3.9
Web hosting and design services                                    4.0          3.5           11.1
Sales to related party                                            43.1            -              -
Other                                                              8.2          6.6              -
                                                           -----------   ----------      ---------
TOTAL REVENUES                                                   100.0        100.0          100.0

Cost of revenues                                                  64.7         79.4           61.4
                                                           -----------   ----------      ---------
Gross profit                                                      35.3         20.6           38.6

General and administrative                                        84.1        180.6          371.1
Sales and marketing                                               11.0         21.1           34.1
Depreciation and amortization                                     53.2         75.3           32.0
Non-cash stock compensation                                       22.3         59.5            5.4
Impairment of acquired customer base                              34.0            -              -
Contract cancellation costs                                          -         45.9              -
                                                           -----------   ----------      ---------
         Total operating expenses                                204.6        382.4          442.6
                                                           -----------   ----------      ---------

         Operating loss from continuing operations              (169.3)      (361.8)        (404.0)
                                                           -----------   ----------      ---------

OTHER INCOME (EXPENSE):                                          (25.8)      (111.7)          55.8
                                                           -----------   ----------      ---------

Loss from continuing operations before income taxes             (195.1)      (473.5)        (348.2)
Income tax benefit                                                 4.8         25.9          111.8
                                                           -----------   ----------      ---------
Loss from continuing operations                                 (190.3)      (447.6)        (236.4)
Income from discontinued operations, net of taxes                  8.8         18.4          429.8
                                                           -----------   ----------      ---------
      Net (loss) income                                         (181.5)%     (429.2)%        193.4%
                                                           ===========   ==========      =========

CONTINUING OPERATIONS

Revenues

     The companies that IFX has acquired generally had both business and consumer customers at the time of acquisition. Management plans to grow IFX's customer base and revenues primarily by marketing Internet access and value-added services to the ISP's, multinationals, carriers and small to medium -sized businesses in the Company's markets. IFX expects that revenue from the sale of the Company's value-added services (such as dedicated line and web hosting and design services) will increase more rapidly than revenue from the sale of Internet access services. As a result, IFX's current customer and revenue mix is not expected to be indicative of the Company's future customer and revenue mix.

     IFX provides Internet access service to customers under contracts that typically range from one month for dial-up access services to one year or more for dedicated access services.

     IFX also derives revenues by providing wholesale Internet access to businesses that resell such access on a branded or private label basis. Fees for wholesale access are generally billed on a monthly basis after services are rendered. Wholesale access customers are billed on either a per port basis or a per hour basis. Wholesale Internet access service revenues are recognized in the period in which the services are provided.

     Revenues from value-added Internet services come from web hosting, domain name registration and co-location services. These revenues are recognized in the period in which the services are provided.

     Internet access charges and fees for value-added services vary among the countries in which IFX does business, depending on competition, economic and regulatory environments and other market factors. In some markets, the Company has reduced prices, such as for access services, as a result of competitive pressure. The Company expects that price reductions will continue in IFX's markets as the demand for, and supply of, Internet services continue to grow. The period-to-period comparisons of our results of operations set forth below reflect acquisitions that we made during the applicable period. Results of operations from acquisitions effected during a period have been included from the time of the closing of the acquisition.

     For the fiscal year ended June 30, 2001, total revenues increased to $32.1 million from $10.7 million, an increase of $21.4 million or 200.5% in fiscal 2001 from fiscal 2000. Approximately $13.8 million of the increase is attributable to services provided to Tutopia, a related party. Revenues resulting from dedicated line services increased by $5.8 million to $7.2 million for fiscal year 2001 from fiscal year 2000 as a result of management's focus on corporate clients. Web hosting and design services revenues increased to $1.3 million from $0.4 million in fiscal 2001 from fiscal 2000. Revenue relating to dial-up decreased 13.1% in fiscal 2001 to $7.2 million from $8.2 million in fiscal 2000, as the Company continues to pursue its business strategy of focusing on business clients and not individual dial-up consumers. Other revenue increased $1.9 million to $2.6 million in fiscal 2001 from fiscal 2000, of which approximately $1.6 million of the increase is attributable to revenues received from various Latin American telephone companies through revenue sharing arrangements.

     Revenues increased to $10.7 million for the year ended June 30, 2000, from $0.7 million for the year ended June 30, 1999. The increase in revenues was related to the Company's expansion of IFX's user base resulting from acquisitions in Latin America and the growth in value-added services such as dedicated access.

Costs of Revenues

     IFX Network's costs of revenues primarily consist of costs incurred to carry customer traffic to and over the Internet. IFX leases lines that connect the Company's POPs to IFX's national hubs. The Company pays third party network providers for transit that allows IFX Networks to transmit the Company's customers' information to or from the Internet. IFX also has other recurring telecommunications costs, including the cost of local telephone lines that customers use to reach IFX Network's POPs and access the Company's services, and satellite bandwidth costs to connect the national hubs to the Internet backbone via IFX's Miami facilities. Management expects operating costs from providing Internet services to increase as capacity is increased to meet customer demand. The Company expects that costs of revenues will decline as a percentage of revenues as IFX expands the Company's network facilities under long-term leases and as competition drives down the overall price of such services. Management also expects cost of revenues to decrease as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

     Gross profit increased to 35.3% for the fiscal year ended June 30, 2001 as compared to 20.6% for the fiscal year ended June 30, 2000. The increase in gross profit results from management's continued efforts to reduce costs of revenues by increasing efficiencies of the Company's use of its equipment as well as solidifying IFX's network throughout Latin America resulting in the reduction of third party costs.

     Gross profit decreased to 20.6% for the year ended June 30, 2000 as compared to 38.6% for the year ended June 30, 1999. The decrease in gross profit was related to the Company's network expansion in order to accommodate the growth in the user base, especially for Tutopia and for dedicated access.

General and Administrative Expenses

     IFX's general and administrative expenses are comprised primarily of compensation costs. Compensation costs include salaries and related benefits, commissions and bonuses. Other general and administrative expenses include the costs of travel, rent, utilities, telecommunications, insurance and professional fees. Management expects that the Company's general and administrative expenses will increase to support IFX's growth.

     General and administrative expenses increased to $27.0 million for the fiscal year ended June 30, 2001 as compared to the general and administrative expenses of $19.3 million for the fiscal year ended June 30, 2000. The increase is primarily due to costs incurred to support the increase in sales during fiscal 2001. As a percentage of total revenue, general and administrative expenses decreased 96.5 percentage points to 84.1% in fiscal 2001 from 180.6% in fiscal 2000 as a result of management's cost reduction efforts.

     General and administrative expenses increased to $19.3 million for the year ended June 30, 2000 from $2.7 million for the year ended June 30, 1999. General and administrative expenses increased primarily because of the increase in payroll, which was increased to support the Company's revenue; and for legal, accounting and consulting fees related to the Company's continued expansion in Latin America.

Sales and Marketing

     Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses increased $1.3 million to $3.5 million for the fiscal year ended June 30, 2001 as compared to $2.2 million for the fiscal year ended June 30, 2000. The increase is primarily due to costs incurred to support the increase in sales during fiscal 2001. As a percentage of total revenue, sales and marketing expenses decreased 10.1 percentage points to 11.0% in fiscal 2001 from 21.1% in fiscal 2000 as a result of sales growing at a much faster pace than the Company's marketing expenditures.

     Sales and marketing expense increased to $2.2 million for the year ended June 30, 2000 from $0.2 million for the year ended June 30, 1999. The increase in fiscal 2000 from fiscal 1999 is primarily attributable to costs associated with the Company's growth in advertising during fiscal 2000.

Depreciation and Amortization

     A large component of the Company's depreciation and amortization expense is related to the amortization of acquired customer base. The value of acquired customer bases, which is amortized over three years using the straight-line method, was created as a result of the allocation of the price paid to acquire a company that was in excess of the value of its tangible assets. Depreciation expense is primarily related to telecommunications equipment, computers and network infrastructure. Assets are depreciated over their useful lives, generally ranging from three to ten years. Management expects that depreciation expense will increase as the Company's network infrastructure is expanded.

     Depreciation and amortization expense increased $9.0 million to $17.1 million for the year ended June 30, 2001 from $8.1 million for the year ended June 30, 2000. The increase in depreciation and amortization is a direct result of increases in computer equipment and assets under capital leases that primarily consisted of computer and related equipment. Such assets were purchased to support the increased levels of operations and anticipated future growth of the Company.

     Depreciation and amortization expenses increased to $8.1 million for the year ended June 30, 2000 from $0.2 million for the year ended June 30, 1999. The increase in depreciation and amortization expense is attributable to the increase in property and equipment and the acquired customer base due to the acquisitions the Company completed in Latin America during late fiscal 1999 and 2000.

Non-Cash Stock-Based Compensation Expense

     For the fiscal year ended June 30, 2001, the Company recorded $7.2 million as non-cash stock compensation, an increase of $0.8 million from $6.4 million as recorded for the fiscal year ended June 30, 2000. IFX has recorded non-cash stock compensation totaling $6.4 million in connection with the grant of stock options to employees during the year ended June 30, 2000 as compared to $39,000 for the year ended June 30, 1999. The increase in fiscal 2001 is attributable predominantly to the amortization related to the increase of additional employee options in fiscal 2000. Amortization of such amounts in fiscal 2002 is expected to be approximately $4.5 million.

Impairment of Acquired Customer Base

     At June 30, 2001, the Company estimated that the undiscounted cash flows associated with its acquired customer base may not be sufficient to recover the net book value of such assets. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company has recorded an impairment charge of approximately $10.9 million. This non-cash impairment charge was at estimated fair value. The estimates of the fair value of the long-lived assets are based on a valuation of such assets performed by management. The estimated fair values, as required by SFAS 121, did not consider the value of such assets in a forced sale or liquidation and were based primarily on an analysis of the operations' discounted net cash flows.

Contract Cancellation Costs

     During fiscal 2000, IFX recorded $4.9 million relating to the cancellation of certain contracts, which represent one-time charges of a non-recurring nature. The acceleration and settlement of certain consulting agreements were paid in shares of IFX common stock with an approximate value of $4.2 million at the time of issuance.

Other Income/(Expense)

     During fiscal 2001, IFX recorded $8.3 million as other expense as compared to other expense of $11.9 million during fiscal 2000. Other expense in fiscal 2001 is primarily attributable to $3.2 million of the Company's share of the losses of its equity method investee. In addition, the Company incurred costs associated with interest expense of $1.9 million and realized a loss on investments of $2.5 million.

     As a result of the deconsolidation and treatment of Tutopia as an equity investment, the Company expensed approximately $11.8 million related to the results for Tutopia in fiscal 2000. In addition, interest expense increased to $0.6 million for the year ended June 30, 2000, as compared to $0 for the year ended June 30, 1999.

Beneficial Conversion Feature of Preferred Stock

     In May 2001, the Company issued approximately 4.4 million shares of convertible preferred stock for $15.5 million, of which each share is convertible into one share of the IFX common stock. In June and July 2000, the Company issued approximately 2 million shares of preferred stock for $25.0 million that were each convertible into one share of IFX common stock at a conversion price of $12.31 per share. As part of the May 2001 issuance of preferred stock, the conversion ratio of the 2 million shares of preferred stock was automatically adjusted to 3.52 shares of common stock for each preferred share. The change in the conversion ratio resulted in a $25.0 million non-cash beneficial conversion feature that was recognized as a deemed dividend to preferred shareholders in the 2001 statement of operations.

Income tax benefit

     For the year ended June 30, 2001, the Company recorded a tax benefit of approximately $1.5 million from its continuing operations compared to a benefit of $2.8 million for the year ended June 30, 2000. The fiscal 2001 benefit is due to utilization of net operating losses against income from discontinued operations. The effective tax rate for fiscal 2001 and 2000 was approximately 2% and 5%, respectively. Operating losses that could not be utilized to recover prior year tax liabilities have been fully reserved with a valuation allowance at June 30, 2001 and 2000.

     For the year ended June 30, 2000, the Company recorded a tax benefit of approximately $2.8 million from its continuing operations compared to a benefit of $0.8 million for the year ended June 30, 1999. The effective tax rate for fiscal 2000 and 1999 was 5% and 32%, respectively. The benefits consist of tax expense related to discontinued operations and amounts to be received from the utilization of net operating loss carry-backs to periods in which the Company incurred a tax liability. Operating losses that could not be utilized to recover prior year tax liabilities have been fully reserved with a valuation allowance at June 30, 2000 and 1999.

Income from discontinued operations, net

     For the year ended June 30, 2001, the Company had income from discontinued operations of approximately $2.8 million, net of taxes, as compared to $2.0 million earned for the year ended June 30, 2000. The increase results from the $2.4 million sale of a redeemable preference share during fiscal 2001, thereby reducing future earn-out payments.

     For the year ended June 30, 2000, the Company earned net of taxes approximately $2.0 million from its discontinued operations. That compares to $3.1 million earned for the year ended June 30, 1999. The decrease was related to lower profitability of the businesses sold and the lower earn-out percentage the Company receives.

FINANCIAL CONDITION

Liquidity and Capital Resources

     For the year ended June 30, 2001, cash used in operating activities was approximately $15.0 million compared to cash used of $15.8 million for fiscal 2000. The revenues from Internet operations and earn-out payments related to discontinued operations provided the majority of cash in fiscal 2001. The cash used in operations is mainly related to the connectivity expenses of the Company's network, operating leases, payroll and advertising. In addition, IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of June 30, 2001, the Company had approximately $7.6 million of unrestricted cash and equivalents. The Company's receivables and deferred revenues have increased as a result of increased sales, as have prepaid expenses, accounts payable and accrued expenses.

     For the year ended June 30, 2001, cash used in investing activities was approximately $13.0 million compared to cash used in investing activities of $2.5 million for the same period in fiscal 2000. A majority of the cash used in investing activities relates to the acquisition of approximately $7.1 million in property and equipment, a $3.1 million investment in Tutopia and $0.7 million of payments on liabilities related to acquisitions. In addition, as a requirement of certain capital lease obligations which were entered into during fiscal 2001, the Company was obligated to maintain restricted cash of $2.1 million at June 30, 2001.

     For the year ended June 30, 2001, cash provided by financing activities was approximately $22.7 million compared to $27.0 million for fiscal 2000. IFX received a $25.6 million investment by UBS Capital and certain other shareholders during fiscal 2001 through the sale of approximately 5.2 million shares of preferred stock. Cash of approximately $2.9 million was used for payments of capital lease obligations.

     In connection with certain of its capital lease agreements, the Company is required to maintain cash of $2.1 million in restricted interest-bearing accounts. In addition, one capital lease agreement contains covenants that require the Company to maintain certain operating ratios, limitations on debt and a minimum level of total revenues. As of June 30, 2001, IFX did not meet the minimum level of revenue covenant that required the Company to have $38 million in total revenues for fiscal 2001 versus the $32 million actually recognized. As a result, $1.6 million of long-term lease obligations have been reclassified as current liabilities. The Company is in negotiation to obtain a waiver of this requirement during the second quarter of fiscal 2002.

     At June 30, 2001, the Company had a working capital deficit of $11.6 million. The Company has also incurred significant operating losses and operating cash flow deficiencies during the past several fiscal years. As a result, the Company is dependent on funding from outside sources and existing shareholders to meet its ongoing commitments and obligations.

     On October 11, 2001, UBS Capital Americas agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX common stock currently held by UBS Capital Americas in exchange for approximately 3.8 million shares of newly issued IFX Series C Preferred Stock. Each share of Series C Preferred Stock will initially be convertible into one share of IFX common stock. The Series C Preferred Stock carries a liquidation preference of $3.00 per share and will also participate with the IFX common stock after UBS Capital Americas receives its liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C Preferred Stock after taking into account the participation feature is limited to 3-1/2 times the sum of the Series C Preferred Stock liquidation preference and accrued dividends.

     The UBS Capital Americas investment in IFX is expected to close promptly following IFX's annual meeting (which is expected to occur on or before December 10, 2001) and the completion of other customary closing conditions. UBS Capital Americas and certain other shareholders of IFX (together constituting a majority of the outstanding shares) have entered into an agreement obligating them to vote in favor of this transaction. In addition, this transaction has already been approved by the Board of Directors of IFX. This investment will cause the conversion ratio of the approximately 2 million shares of Series A Preferred Stock held by UBS Capital Americas to be adjusted so that each share of Series A Preferred Stock will be convertible into approximately 4.1 shares of IFX common stock, rather than 3.52 share of IFX common stock as currently provided. This investment will also cause the conversion ratio of the approximately 4.4 million shares of Series B Preferred Stock held by UBS Capital Americas to be adjusted so that each share of Series B Preferred Stock will be convertible into approximately 1.167 shares of IFX common stock, rather than 1 share of IFX common stock as originally provided. The terms of both the Series A and B preferred shares will be amended to add the same limited participation feature as in the Series C Preferred Stock. As part of this transaction, IFX will also provide UBS Capital Americas with the ability to exchange its equity investment in Tutopia.com, Inc. (in which IFX holds a minority investment) for additional shares of IFX preferred stock within one year of closing. After the purchase of the Series C Preferred Stock, UBS Capital will own approximately 57% percent of the shares of IFX (assuming conversion of all IFX convertible preferred stock into IFX common stock) and will be entitled to appoint a majority of the IFX Board of Directors.

     After the close of this UBS Capital Americas investment, IFX would have approximately 30 million shares of common stock outstanding if all of IFX's convertible preferred stock were converted into common stock.

     As a result of the transaction discussed above, the Company anticipates increasing the number of common shares authorized from 50 million to 60 million increasing the number of preferred shares from 10 million to 20 million.

     The Company has also received a commitment for a deferral of payment of approximately $4 million of principal on one of its capital lease commitments through approximately November 2002. In consideration for this deferral and extension, the Company will grant to the lessor 500,000 warrants to purchase shares of the Company's common stock at $1 per share. Such warrants are immediately exercisable and expire 10 years from date of grant.

     Management also expects to utilize existing cash and cash-equivalents together with operating cash flows, funds from future earn-out payments, and amounts to be paid by Tutopia to fund operations. In the past, the Company has raised funds through the issuance of debt and equity securities and, as discussed above, IFX has committed to sell additional shares of preferred stock to UBS through the issuance of Series C Preferred Stock. Management is not certain whether the Company will be able to continue raising funds through the issuance of securities or through other means on acceptable terms, or at all. The Company's inability to raise sufficient funds in the future could affect IFX's ability to meet its expansion plans, satisfy capital lease and other obligations and IFX would have to postpone most of the Company's expansion goals and capital expenditures until financing is obtained. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

     The shares of the Company's common stock are currently listed on the NASDAQ Small Cap Market. Due to the decline in the price of the common stock, the common stock could be suspended or delisted from the NASDAQ due to their minimum trading requirements, particularly if the Company's stock price is below $1.00 per share for a prolonged period or certain financial requirements imposed by NASDAQ are not met. However, NASDAQ has announced that it has suspended enforcement of these minimum trading requirements until January 2, 2002. If the shares of the Company's common stock were to be suspended or delisted from the NASDAQ system, it would be much more difficult to dispose of the common stock or obtain accurate quotations as to the price of the securities. This in turn could make it more difficult for the Company to issue to make future debt or equity offerings in the future.

Forward-Looking Statements

The statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "intends," "plans," "continue," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISP's, the revenue and profitability levels of the ISP's in which the Company invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISP's the liquidity accounts of the Company, and other matters contained herein regarding matters that are not historical facts, are only predictions. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considers reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person that these estimates and projections will be realized, and actual results may vary materially.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets "("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     At the July 2001 Emerging Issues Task Force meeting, the SEC staff announced that, among other things, preferred securities that are redeemable upon the occurrence of an event outside the control of the issuer, such as the change in control, are required to be classified outside of equity (EITF D-98 Classification and Measurement of Redeemable Securities). The Company is currently evaluating the impact of this EITF, which may result in the Company reclassifying its preferred stock as mezzanine debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate and Inflation Risk

     The Company's continuing operations are focused primarily in Latin America, subjecting IFX to certain political, economic and commercial risks and uncertainty not typically found in the U.S. The Company's exposure to market risk is directly related to its role as a Latin American Internet services company. The Company's primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's assets, liabilities and/or equity. When the Company operates in a foreign country, the value of the local currency will probably fluctuate. This fluctuation can cause the Company to gain or lose on the translation to U.S. dollars.

Interest Rate Risk

     The Company's short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the Company's investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
IFX Corporation and Subsidiaries

                                                                                         June 30, 2001             June 30, 2000
                                                                                         -------------             -------------
ASSETS                                                                                                               (Restated)
Current assets:
Cash and cash equivalents                                                                $  7,647,700              $ 13,835,500
Restricted cash                                                                               981,400                        --
Receivables, net of allowance for doubtful accounts of $1,955,800 and
  $922,500 at June 30, 2001 and 2000, respectively                                          2,692,400                 1,208,600
Net assets of discontinued operations                                                         138,900                   952,600
Due from related party                                                                        910,500                        --
Prepaid expenses                                                                            1,261,200                   746,000
Income taxes receivable                                                                            --                 1,632,600
                                                                                         ------------              ------------
       Total current assets                                                                13,632,100                18,375,300
                                                                                         ------------              ------------

Property and equipment, net                                                                24,284,500                15,190,300

Other assets:
Restricted cash - non-current                                                               1,131,700                        --
Acquired customer base, net of accumulated amortization of
   $4,493,500 and $5,511,800 at June 30, 2001 and 2000, respectively                        3,953,900                21,220,500
Investments                                                                                 3,009,000                 4,245,100
Foreign taxes recoverable                                                                   1,976,100                 1,422,400
Other                                                                                         536,300                   843,100
                                                                                         ------------              ------------
       Total other assets                                                                  10,607,000                27,731,100
                                                                                         ------------              ------------

                                                                                         $ 48,523,600              $ 61,296,700
                                                                                         ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                         $ 10,926,300              $  6,683,300
Accrued expenses                                                                            5,257,200                 4,346,400
Deferred revenues                                                                           1,102,700                   361,900
Liabilities related to acquisitions                                                                --                 1,568,000
Current portion of capital lease obligations                                                7,926,000                 1,935,300
                                                                                         ------------              ------------
       Total current liabilities                                                           25,212,200                14,894,900

Long-term liabilities:
Notes payable and other long-term liabilities                                                 296,400                   374,700
Deferred gain on sale of investment                                                         4,451,900                 4,451,900
Capital lease obligations, less current portion                                             8,142,100                 9,032,500
                                                                                         ------------              ------------
       Total long-term liabilities                                                         12,890,400                13,859,100

                                                                                         ------------              ------------
       Total liabilities                                                                   38,102,600                28,754,000
                                                                                         ------------              ------------

Stockholders' equity:
Preferred Stock, convertible, $1.00 par value; 10,000,000 shares authorized, 6,449,131
   and 1,210,398 issued and outstanding at June 30, 2001 and 2000, respectively            40,463,900                14,900,000
Common stock, $.02 par value; 50,000,000 shares authorized, 14,276,495 and
   13,295,183 shares issued and outstanding at June 30, 2001 and 2000, respectively           285,500                   265,900
Additional paid-in capital                                                                 77,054,600                70,898,100
Accumulated deficit                                                                       (99,415,000)              (41,059,800)
Accumulated other comprehensive loss                                                       (1,118,500)                 (329,000)
Deferred compensation                                                                      (6,849,500)              (12,132,500)
                                                                                         ------------              ------------
       Total stockholders' equity                                                          10,421,000                32,542,700
                                                                                         ------------              ------------

                                                                                         $ 48,523,600              $ 61,296,700
                                                                                         ============              ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF OPERATIONS
IFX Corporation and Subsidiaries

                                                                Fiscal year ended June 30,
                                                     2001                  2000                  1999
                                               -----------------     -----------------     ----------------
                                                                        (Restated)
  REVENUES:
      Dial-up                                  $       7,172,500     $       8,249,600     $        616,300
      Dedicated line services                          7,188,900             1,351,100               28,200
      Web hosting and design services                  1,283,600               379,000               80,800
      Sales to related party                          13,842,700                    --                   --
      Other                                            2,634,100               709,600                   --
                                               -----------------     -----------------     ----------------
         Total revenues                               32,121,800            10,689,300              725,300

  COSTS AND EXPENSES:
      Cost of revenues                                20,796,900             8,487,000              445,500
      General and administrative                      27,030,000            19,304,300            2,691,800
      Sales and marketing                              3,547,200             2,252,000              247,600
      Depreciation and amortization                   17,093,800             8,053,100              232,400
      Non-cash stock compensation                      7,150,600             6,359,100               39,000
      Impairment of acquired customer base            10,919,100                    --                   --
      Contract cancellation costs                             --             4,906,700                   --
                                               -----------------     -----------------     ----------------
         Total operating expenses                     86,537,600            49,362,200            3,656,300
                                               -----------------     -----------------     ----------------

      Operating loss from continuing
      operations                                     (54,415,800)          (38,672,900)          (2,931,000)

  OTHER INCOME (EXPENSE):
      Interest income                                    614,100               343,300              376,100
      Interest expense                                (1,918,400)             (611,300)                  --
      Loss on investments                             (2,505,700)                   --                   --
      Equity in loss of investees                     (3,181,400)          (11,775,700)            (107,700)
      Other                                           (1,307,300)              101,200              136,200
                                               -----------------     -----------------     ----------------
         Total other (expense) income, net            (8,298,700)          (11,942,500)             404,600

  Loss from continuing operations before
  income taxes                                       (62,714,500)          (50,615,400)          (2,526,400)
  Income tax benefit                                   1,525,800             2,771,400              811,000
                                               -----------------     -----------------     ----------------
  Loss from continuing operations                    (61,188,700)          (47,844,000)          (1,715,400)
  Income from discontinued operations, net of
  taxes                                                2,833,500             1,967,000            3,117,600
                                               -----------------     -----------------     ----------------
         Net (loss) income                           (58,355,200)          (45,877,000)           1,402,200
      Deemed dividend on preferred stock (as
      a result of beneficial conversion
      feature)                                       (25,000,000)                   --                   --
                                               -----------------     -----------------     ----------------
         Net (loss) income available to
         common stockholders                   $     (83,355,200)    $     (45,877,000)    $      1,402,200
                                               =================     =================     ================

  BASIC AND DILUTED (LOSS) INCOME PER SHARE:
      Loss from continuing operations          $           (4.44)    $           (4.71)    $          (0.26)
      Discontinued operations                               0.20                  0.19                 0.48
                                               -----------------     -----------------     ----------------
         Net (loss) income per share                       (4.24)                (4.52)                0.22
      Deemed dividend on preferred stock (as
      a result of beneficial conversion
      feature)                                             (1.81)                   --                   --
                                               -----------------     -----------------     ----------------
         Net (loss) income per share
         available to common stockholders      $           (6.05)    $           (4.52)    $           0.22
                                               =================     =================     ================

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          13,784,897            10,153,565            6,498,204
                                               =================     =================     ================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
IFX Corporation and Subsidiaries

                                                                                                         Accumulated
                                                                               Additional    Retained       Other
                             Preferred        Common Stock        Paid-in       Deferred     Earnings   Comprehensive
                               Stock        Shares     Amount     Capital     Compensation   (Deficit)   Income (loss)     Total
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 1998    $         --   6,155,540 $  123,100 $  7,842,700  $         --  $  3,415,000  $   (45,700) $ 11,335,100
Stock issued for cash                 --     500,000     10,000      990,000                          --           --     1,000,000
Stock and options issued
for acquisitions                      --     174,700      3,500    2,297,900                          --           --     2,301,400
Compensation associated
with grant of stock options
and warrants                          --          --                  39,000                          --           --        39,000
Deferred compensation
associated with grant of
stock options                         --          --         --      129,500      (129,500)           --           --            --
Net income                            --          --         --           --                   1,402,200                  1,402,200
Foreign currency
translation                           --          --         --           --                          --       19,700        19,700
                                                                                                                       -------------
Comprehensive income                              --                                                                      1,421,900
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 1999              --   6,830,240    136,600   11,299,100      (129,500)    4,817,200      (26,000)   16,097,400
Stock issued for cash                 --   5,541,511    110,800   11,020,800            --            --           --    11,131,600
Stock issued for
acquisitions                          --     835,598     16,700   20,938,200            --            --           --    20,954,900
Stock issued for contract
termination                           --     119,314      2,400    4,154,300            --            --           --     4,156,700
Issuance of preferred stock   14,900,000          --         --           --            --            --           --    14,900,000
Compensation expense
associated with variable
stock options                         --          --         --    1,144,400            --            --           --     1,144,400
Deferred compensation
associated with grant of
stock options                         --          --         --   17,217,700   (12,003,000)           --           --     5,214,700
Common stock retired                  --     (31,480)      (600)    (615,200)           --            --           --      (615,800)
Increase in investment in
equity investee as a result
of sale of stock by Tutopia           --          --         --    4,079,800            --            --           --     4,079,800
Compensation expense
associated with warrants
for contract termination              --          --         --    1,659,000            --            --           --     1,659,000
Net loss                              --          --         --           --            --   (45,877,000)          --   (45,877,000)
Foreign currency
translation                           --          --         --           --            --            --     (303,000)     (303,000)
                                                                                                                       -------------
Comprehensive loss                    --          --         --           --            --            --           --   (46,180,000)
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 2000      14,900,000  13,295,183    265,900   70,898,100   (12,132,500)  (41,059,800)    (329,000)   32,542,700
Stock issued for contract
termination                           --       6,000        100       77,600            --            --           --        77,700
Stock issued for
liabilities related to
acquisitions                          --     733,666     14,700    4,293,800            --            --           --     4,308,500
Issuance of preferred
stock                         25,563,900          --         --           --            --            --           --    25,563,900
Compensation associated
with grant of stock                   --     241,646      4,800    2,122,400            --            --           --     2,127,200
Deferred compensation
associated with grant of
stock options                         --          --         --     (337,300)    5,283,000            --           --     4,945,700
Beneficial conversion
feature                       25,000,000          --         --  (25,000,000)           --            --           --            --
Deemed dividend to
preferred shareholders       (25,000,000)         --         --   25,000,000            --            --           --            --
Net loss                              --          --         --           --            --   (58,355,200)          --   (58,355,200)
Foreign currency
translation                           --          --         --           --            --            --     (789,500)     (789,500)
                                                                                                                       -------------
Comprehensive loss                    --          --         --           --            --            --           --   (59,144,700)
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 2001    $ 40,463,900  14,276,495 $  285,500 $ 77,054,600  $ (6,849,500) $(99,415,000) $(1,118,500) $ 10,421,000
                            ========================================================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
IFX Corporation and Subsidiaries

                                                                                For the fiscal year ended June 30,
                                                                           2001                2000               1999
                                                                    ------------------   -----------------   ---------------
                                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                   $      (58,355,200)  $     (45,877,000)  $     1,402,200
Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
      Depreciation                                                           7,239,600           2,696,800            76,900
      Amortization                                                           9,854,200           5,356,300           155,500
      Doubtful account expenses, net of write-offs                           1,033,300             842,400            80,100
      Compensation associated with stock options                             7,150,600           6,359,100            39,000
      Compensation associated with consulting agreements                            --           4,156,700                --
      Loss on investments                                                    2,505,700                  --                --
      Impairment of acquired customer base                                  10,919,100                  --                --
      Loss valuation allowance on investments                                  350,400                  --                --
      Equity in loss of equity investees                                     3,181,400             330,200           107,700
      Effect of deconsolidation of Tutopia.com                              (2,391,900)          4,674,300                --
      Change in net assets of discontinued operations                          813,700           2,774,300         1,307,600
      Changes in operating asset and liabilities:
         Foreign taxes recoverable                                            (553,700)         (1,422,400)               --
         Receivables                                                        (2,426,300)         (1,112,100)         (218,700)
         Other assets                                                          306,900             (24,300)         (129,500)
         Due from related party                                               (910,500)                 --                --
         Income taxes receivable                                             1,632,600          (1,632,600)               --
         Prepaid expenses                                                     (515,200)           (746,000)               --
         Deferred revenues                                                     740,800             361,900                --
         Accounts payable and accrued expenses                               4,419,900           7,464,400           840,100
                                                                    ------------------   -----------------   ---------------
Cash (used in) provided by operating activities                            (15,004,600)        (15,798,000)        3,660,900
                                                                    ------------------   -----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions, primarily customer base                                   (656,600)         (2,443,900)         (443,800)
      Investments                                                           (3,135,000)          4,171,500        (3,342,500)
      Restricted cash                                                       (2,113,100)                 --                --
      (Increase) in notes receivable                                                --              (2,700)           (1,100)
      Purchases of property and equipment                                   (7,140,400)         (4,236,200)         (991,200)
                                                                    ------------------   -----------------   ---------------
Cash used in investing activities                                          (13,045,100)         (2,511,300)       (4,778,600)
                                                                    ------------------   -----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds (payments) of notes payable and other long-term
      liabilities                                                               27,300              34,900           (13,000)
      Repayment of capital lease obligations                                (2,939,800)                 --                --
      Proceeds from short-term vendor financing                                     --             898,500                --
      Issuance of common stock                                                      --          11,131,600         1,000,000
      Issuance of preferred stock                                           25,563,900          14,900,000                --
                                                                    ------------------   -----------------   ---------------
Cash provided by financing activities                                       22,651,400          26,965,000           987,000
                                                                    ------------------   -----------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                  (789,500)           (303,000)          (19,700)
                                                                    ------------------   -----------------   ---------------
Net (decrease) increase in cash and cash equivalents                        (6,187,800)          8,352,700          (150,400)
Cash and cash equivalents, beginning of period                              13,835,500           5,482,800         5,633,200
                                                                    ------------------   -----------------   ---------------
Cash and cash equivalents, end of period                            $        7,647,700   $      13,835,500   $     5,482,800
                                                                    ==================   =================   ===============

Supplemental disclosure of cash flow information
    Cash paid for interest                                          $        1,918,400   $         611,300   $            --
                                                                    ==================   =================   ===============
Supplemental non-cash investing and financing activities
    disclosure:
    Value of stock issued in conjunction with liabilities related
    to acquisitions                                                 $        4,308,500   $      20,954,900   $     2,301,400
                                                                    ==================   =================   ===============
    Acquisition of equipment through capital lease obligations      $        8,186,800   $       1,000,000   $     2,300,000
                                                                    ==================   =================   ===============
    Acquisition of equipment through increase in accounts payable   $          940,700   $              --   $            --
                                                                    ==================   =================   ===============

   See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IFX Corporation and Subsidiaries
June 30, 2001


Note 1    Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as "IFX", "IFX Networks" or the "Company") for which it has a controlling financial interest. All intercompany accounts and transactions are eliminated in consolidation.

     As more fully discussed in Note 15, during September 2000, the Company's voting interest in its majority-owned subsidiary, Tutopia.com, Inc. ("Tutopia") was reduced from approximately 85% to approximately 48%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method. Accordingly, the Company has restated its consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

     In addition, in April 2000, Tutopia issued common stock representing approximately a 15% interest in Tutopia to shareholders other than the Company, at a price per common share exceeding the Company's carrying value for the Company's investment in Tutopia's common stock. The restated financial statements reflect an increase in the Company's investment in Tutopia of approximately $4 million as of June 30, 2000 to record the amount in excess of the Company's carrying value as a capital transaction.

Fiscal Year: The Company's fiscal year end is June 30. References herein to fiscal 2001, 2000 and 1999 refer to the twelve-month periods ended June 30, 2001, 2000 and 1999, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue from customer contracts related to dial-up access, dedicated phone line and web hosting fees are recognized ratably over the term of the underlying contract, which is generally from one month to three years. Cash received in advance of revenues earned is recorded as deferred revenues. Incremental revenues derived from other services are recognized as earned.

Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments and trade accounts receivable.

     The Company's receivables potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited to billings to customers for services. The use of pre-approved charges to customer credit cards and the ability of IFX to terminate Internet access on delinquent accounts, helps limit the risk of these losses. In addition, the large number of customers comprising the Company's customer base helps mitigate the concentration of credit risk.

Sources of Supplies: The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on the Company's operating results.

Cash and Cash Equivalents: The Company considers as cash equivalents all financial instruments with maturity of three months or less when purchased.

Restricted Cash: During fiscal 2001, the Company entered into capital lease agreements relating to computer equipment for expansion of the Company's Network. As part of certain of these capital lease agreements, the Company is required to maintain a minimum amount of cash ($2.1 million at June 30, 2001) in restricted interest-bearing accounts.

Fair Value of Financial Instruments: The carrying amounts of the Company's cash and cash equivalents, restricted cash, receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these items.

Long-Lived Assets: In the event that facts and circumstances indicate that the carrying value of the Company's long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down is required.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, commencing when assets are installed or placed in service. The estimated useful lives generally range between 3 and 10 years.

Acquired Customer Base: Acquired customer base consists of the excess of the purchase price paid over the tangible net assets of acquired companies. The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet Service Providers ("ISP's"). Acquired customer base, net of amortization, at June 30, 2001 was approximately $4.0 million.

     Amortization is provided using the straight-line method over three years commencing when the customer base is acquired. Amortization expense was approximately $9.9 and $5.4 million for the years ended June 30, 2001 and June 30, 2000, respectively. In addition, at June 30, 2001, the Company estimated that the undiscounted cash flows associated with its acquired customer base may not be sufficient to recover the net book value of such assets. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company has recorded an impairment charge of approximately $10.9 million in the fourth quarter of fiscal 2001. This non-cash impairment charge was at estimated fair value. The estimated fair values, as required by SFAS 121, did not consider the value of such assets in a forced sale or liquidation and was based primarily on an analysis of the operations' net cash flows.

Advertising and Marketing Expenses: The Company expenses all advertising and marketing costs as they are incurred. Advertising expense was $3.5 million, $2.3 million, and $0.2 million during fiscal 2001, 2000 and 1999, respectively.

Risks and Uncertainties: The Company's operations are subject to certain risks and uncertainties, including those associated with: a brief history operating in the Internet network business; losses from continuing operations; negative cash flow and fluctuations in operating results and in foreign currency exchange rates; funding expansion and acquisitions; political and economic risks associated with international operations; dependence on key personnel; dependence on suppliers for operation of the network; the need to implement additional management information systems; increasing competition from competitors with lower cost structures, greater recourses, or greater brand recognition; regulatory risks in the countries in which the Company operates; decreased growth in Internet usage; financing arrangement terms that may restrict operations; and pending litigation related to the discontinued operations.

Reclassification: Certain amounts previously reported have been reclassified to conform to the current method of presentation.

Stock-Based Compensation: The Company grants stock options generally for a fixed number of shares with an exercise price equal to or below the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes compensation expense only if the market value of the underlying shares on the date of the grant is above the exercise price of the options.

Computation of Earnings or Loss per Common Share: The Company calculates earnings or loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Computation of Earnings Per Share". Accordingly, basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities consisting of stock options and common shares issuable upon the conversion of the Preferred Stock. Potentially dilutive securities have been excluded from the calculation of diluted loss per common share since their effect would have been anti-dilutive. Approximately 3.0 million such potentially dilutive securities were excluded from the fiscal 2001 earnings per share calculation.

New Pronouncements: In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective July 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. The Company does not believe that either of these pronouncements will have a significant impact on the Company's financial condition or results of operations.

     At the July 2001 Emerging Issues Task Force meeting, the SEC staff announced that, among other things, preferred securities that are redeemable upon the occurrence of an event outside the control of the issuer, such as a change in control, are required to be classified outside of equity (EIFT D-98 Classification and Measurement of Redeemable Securities). The Company is currently evaluating the potential impact of this EITF, which may result in the Company reclassifying its preferred stock as mezzanine debt.

Cost of Computer Software: Effective July 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. For the year ended June 30, 2001 and 2000, the Company capitalized $1.5 million and $2.1 million, respectively.

Investments: At June 30, 2000, the Company had investments for which it did not have the ability to exercise influence over the investees; therefore, the Company accounts for these investments under the cost method. Approximately $2.5 million of the Company's investments were written off during the fourth quarter of fiscal 2001 based on management's estimation that the value of such investments had been impaired.

Foreign Currency Translation: The functional currency of the Company's active subsidiaries is the local currency. Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain Intercompany transactions that are of a long-term investment nature are excluded from results of operations and accumulated in accumulated other comprehensive income (loss), a separate component of consolidated stockholders' equity. Gains and losses attributable to other Intercompany transactions are included in results of operations.

Liquidity Assessment: At June 30, 2001, the Company had a working capital deficit of $11.6 million. In addition, the Company has incurred significant operating losses and operating cash flow deficiencies during the past several fiscal years. As a result, the Company is dependent on funding from outside sources and existing shareholders to meet its ongoing commitments and obligations.

     On October 11, 2001, UBS Capital Americas agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX common stock currently held by UBS Capital Americas in exchange for approximately 3.8 million shares of newly issued IFX Series C Preferred Stock. Each share of Series C Preferred Stock will initially be convertible into one share of IFX common stock. The Series C Preferred Stock carries a liquidation preference of $3.00 per share and will also participate with the IFX common stock after UBS Capital Americas receives its liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C Preferred Stock after taking into account the participation feature is limited to 3-1/2 times the sum of the Series C Preferred Stock liquidation preference and accrued dividends.

     The UBS Capital Americas investment in IFX is expected to close promptly following IFX's annual meeting (which is expected to occur on or before December 10, 2001) and the completion of other customary closing conditions. UBS Capital Americas and certain other shareholders of IFX (together constituting a majority of the outstanding shares) have entered into an agreement obligating them to vote in favor of this transaction. In addition, this transaction has already been approved by the Board of Directors of IFX. This investment will cause the conversion ratio of the approximately 2 million shares of Series A Preferred Stock held by UBS Capital Americas to be adjusted so that each share of Series A Preferred Stock will be convertible into approximately 4.1 shares of IFX common stock, rather than 3.52 share of IFX common stock as currently provided. This investment will also cause the conversion ratio of the approximately 4.4 million shares of Series B Preferred Stock held by UBS Capital Americas to be adjusted so that each share of Series B Preferred Stock will be convertible into approximately 1.167 shares of IFX common stock, rather than 1 share of IFX common stock as originally provided. The terms of both the Series A and B preferred shares will be amended to add the same limited participation feature as in the Series C Preferred Stock. As part of this transaction, IFX will also provide UBS Capital Americas with the ability to exchange its equity investment in Tutopia.com, Inc. (in which IFX holds a minority investment) for additional shares of IFX preferred stock within one year of closing. After the purchase of the Series C Preferred Stock, UBS Capital will own approximately 57% percent of the shares of IFX (assuming conversion of all IFX convertible preferred stock into IFX common stock) and will be entitled to appoint a majority of the IFX Board of Directors.

     After the close of this UBS Capital Americas investment, IFX would have approximately 30 million shares of common stock outstanding if all of IFX's convertible preferred stock were converted into common stock.

     As a result of the transaction discussed above, the Company anticipates increasing the number of common shares authorized from 50 million to 60 million increasing the number of preferred shares from 10 million to 20 million.

     Subsequent to June 30, 2001, the Company also received a commitment for a deferral of payment of approximately $4 million of principal on one of its capital lease commitments through approximately November 2002. In consideration for this waiver and extension, the Company will issue to the lessor 500,000 warrants to purchase shares of the Company's common stock for $1 per share. Such warrants are immediately exercisable and expire 10 years from date of grant. In addition, management expects to utilize existing cash and cash-equivalents together with operating cash flows, funds from earn-out payments, and amounts to be paid by Tutopia to fund the Company's operations. As a result of slower than anticipated reductions in general and administrative expenses and slower dedicated-line revenue growth than anticipated, IFX raised additional equity capital during the quarter ended June 30, 2001. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may be required to obtain additional capital during fiscal 2002. Management is not certain whether the Company in the future will be able to continue raising funds through the issuance of securities or through other means on acceptable terms, or at all. The Company's inability to raise sufficient funds in the future could materially adversely affect IFX's operating results and financial condition, as well as its ability to meet its expansion plans and to satisfy capital lease and other obligations. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

Note 2    Discontinued Operations

     In June 1999, IFX divested its 50.1% interest in IFX Ltd. in exchange for approximately $2.45 million and a redeemable preference share entitling IFX to quarterly payments equal to approximately 30% of the net profits, as specifically defined, of IFX Ltd. through June 30, 2002. Following the sale of its U.K. subsidiary, IFX decided not to invest the sales proceeds in the trading business and, instead, decided to continue to develop businesses in the Internet industry. Accordingly, the Company has accounted for this disposal, and the disposal of operations related to the same business segment made in prior years, as noted below, as discontinued operations. In September 2000, IFX sold its IFX Ltd. redeemable preference share to the other shareholders of IFX Ltd. for $2.4 million, thus terminating IFX's right to future earn-out payments from IFX Ltd.

     The following table summarizes financial information related to the Company's discontinued operations:

                                                                      Fiscal year ended June 30,
                                                           -----------------------------------------------
                                                                 2001           2000             1999
                                                           -----------------------------------------------
Income from discontinued operations before income taxes      $ 4,359,300     $ 3,026,100     $ 4,785,500
Income tax provision on discontinued operation                (1,525,800)     (1,059,100)     (1,667,900)
                                                           -----------------------------------------------
Income from discontinued operations, net of taxes            $ 2,833,500     $ 1,967,000     $ 3,117,600
                                                           ===============================================

     The information set forth in the remaining notes to consolidated financial statements relates to continuing operations unless otherwise specified.

Note 3    Acquisitions

     A majority of IFX's acquisitions have been structured such that the Company pays an agreed upon percentage of the purchase price at closing ("first payment") with the remainder of the purchase price paid 60 to 360 days after closing ("second payment"). The amounts owed by IFX to the Internet Service Providers ("ISP's") it has acquired are classified as liabilities related to acquisitions. During fiscal 2001, the Company settled such liabilities through the issuance of 733,666 shares of common stock with a fair market value of $4.3 million and cash of $0.7 million.

     The Company accounts for acquisitions under the purchase method of accounting and the results of operations of the acquired entities have been included in the financial statements of the Company from the respective dates of acquisition.

     During fiscal 2000, the Company acquired 18 companies for a total purchase price of approximately $26.0 million, of which approximately $2.4 million was paid in cash, approximately $20.9 million was paid by issuing 835,598 shares of the Company's common stock, approximately $1.6 million was recorded as a liability related to acquisitions and the Company assumed approximately $0.7 million in accounts payable and accrued expenses. No material acquisitions were made during fiscal 2001.

     The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisitions, which were made during fiscal 2000, had been completed on July 1, 1999, the beginning of fiscal 2000. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1999 or that may be obtained in the future. The pro forma data does not give effect to acquisitions completed subsequent to June 30, 2000 since such amounts are immaterial.


                                                                       Year Ended June 30, 2000
                                                                       ------------------------
                                                                               (Unaudited)
            Total revenues...................................                 $  14,306,500
            Net loss.........................................                   (54,978,400)
            Basic and diluted net loss per common share......                 $       (5.41)

Note 4    Property and Equipment

     Property and equipment consists of the following:

                                                                                   June 30,
                                                                  -------------------------------------
                                                                             2001               2000
                                                                  -------------------------------------
            Computer equipment                                         $   7,647,800      $   3,817,600
            Furniture and fixtures                                         1,445,900            671,800
            Leasehold improvements                                         1,172,500            728,600
            Assets under capital lease agreements                         19,062,500         10,918,700
            Software                                                       3,638,900          2,102,400
            Other                                                          1,701,900            162,400
                                                                  -------------------------------------
                                                                          34,669,500         18,401,500
            Less accumulated depreciation and amortization               (10,385,000)        (3,211,200)
                                                                  -------------------------------------
            Property and equipment, net                                $  24,284,500      $  15,190,300
                                                                  =====================================

     Accumulated amortization of assets under capital lease agreements was approximately $5.4 million at June 30, 2001. Amortization expense related to capital leases is included in depreciation and amortization in the consolidated statement of operation.

Note 5    Accrued Expenses

     Accrued expenses consist of the following:

                                                                   June 30,
                                                     ---------------------------------
                                                            2001              2000
        ------------------------------------------------------------------------------
         Salaries and employee benefits                $  1,078,800      $   599,200
         Legal and professional fees                      1,271,800        1,680,800
         Telecommunications                               2,192,500          763,900
         Foreign and local taxes                            146,400          915,900
         All other                                          567,700          386,600
        ------------------------------------------------------------------------------
                Total                                  $  5,257,200      $ 4,346,400
        ==============================================================================

Note 6    Commitments

Operating and Capital Leases
     The Company maintains facilities and offices at various locations throughout the United States and Latin America for general corporate purposes, including technology centers, customer call centers, office space and headquarters. The Company also leases office space in Chicago, Illinois, but subsequent to August 28, 1998, this space was subleased through the end of the lease term for an amount equal to the lease payments. In addition to office leases, the Company is entering into lease agreements for satellite bandwidth. Lease expense related to continuing operations amounted to $1.5 million, $2.0 million and $0.1 million in fiscal 2001, 2000 and 1999, respectively. Operating lease commitments at June 30, 2001 were approximately $3.5 million through the year 2006 of which $0.6 million is related to satellite bandwidth.

     At June 30, 2001, the Company had capital lease obligations of approximately $16.1 million. All the capital leases entered into by the Company were to finance equipment and software for the Company's network.

     Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at June 30, 2001:

                                           Operating                  Net Operating
                                             Lease         Sublease       Lease       Capital Lease      Total
        Fiscal Year                       Obligations      Rentals     Obligations     Obligations    Obligations
        ----------------------------------------------------------------------------------------------------------
        2002                              $ 2,209,000   $ (397,500)    $ 1,811,500    $  7,997,700   $  9,809,200
        2003                                  871,200      (66,600)        804,600       7,480,900      8,285,500
        2004                                  354,900            -         354,900       3,165,600      3,520,500
        2005                                   57,700            -          57,700          88,300        146,000
        2006                                   44,800            -          44,800               -         44,800
        ----------------------------------------------------------------------------------------------------------
        Total lease obligations           $ 3,537,600   $ (464,100)    $ 3,073,500      18,732,500   $ 21,806,000
                                          ===========   ==========     ===========                   ============
        Amount representing interest                                                     2,664,400
                                                                                     --------------
        Present value of net minimum lease payments                                   $ 16,068,100
                                                                                     ==============

     In connection with certain of its capital lease agreements, the Company is required to maintain cash of $2.1 million in restricted interest-bearing accounts. In addition, one capital lease agreement contains covenants that require the Company to maintain certain operating ratios, limitations on debt and a minimum level of total revenues. As of June 30, 2001, IFX did not meet a revenue covenant that required the Company to have $38 million in total revenues for fiscal 2001 versus the $32 million actually recognized. As a result, $1.6 million of long-term lease obligations have been reclassified to current liabilities. The Company is in negotiation to obtain a waiver of this requirement during the second quarter of fiscal 2002.

Other
     A limited indemnification agreement was issued to a buyer of the Company's brokerage assets. This agreement covers potential customer claims arising from activity prior to the sale.

Employment agreements
     The Company has employment agreements with several of its officers. The agreements generally require continuation of salary and provide other benefits subsequent to termination or change of control in the Company.

Note 7    Notes payable and other long-term liabilities

     In connection with certain acquisitions, the Company assumed notes payable aggregating to a principal amount of approximately $0.3 million as of June 30, 2001.

Note 8    Litigation Contingencies

     The Company may be threatened with legal proceedings arising from its regular business activities. In addition, certain of the Company's discontinued operations are involved in litigation that may impact the Company in the event of an unfavorable outcome. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

Note 9    Stockholders' Equity

Common Stock
     At June 30, 2001, there were 14,276,495 outstanding shares of common stock, approximately 4,631,790 shares of the Company's common stock reserved for stock options and warrants, and 210,000 warrants which were granted in fiscal 1999 and remain outstanding.

     During fiscal 2001, IFX issued 6,000, 733,666 and 241,646 shares of common stock for contract termination liabilities related to acquisitions and shares of stock granted to employees for compensation, respectively.

Preferred Stock
     The Company is authorized to issue shares of preferred stock in series with such preferences and designations as the Company's Board of Directors may determine. The Board can, without shareholder approval, issue preferred stock with voting, dividend, liquidation, and conversion rights. This could dilute the voting strength of the holders of the common stock and may help IFX's management impede a takeover or attempted change in control. As of June 30, 2001, the Company has 6,449,131 preferred shares outstanding.

     As reported on the Company's Reports on Forms 8-K dated March 16, 2001 and May 10, 2001, the Company received approximately $15.5 million in funding from UBS Capital Americas to be used for working capital purposes. Pursuant to the Stock Purchase Agreement dated as of March 13, 2001, by and among the Company and UBS Capital Americas, as amended by Amendment No. 1 to the Stock Purchase Agreement dated as of March 13, 2001, UBS Capital Americas purchased 3,994,127 shares of IFX's Class I Series B Convertible Preferred Stock and 424,135 shares of IFX's Class II Series B Convertible Preferred Stock on May 7, 2001. All of the shares were purchased at $3.50 per share. The Class I Series B Convertible Preferred Stock has full voting rights and each preferred share is convertible into one share of IFX's common stock. The Class II Series B Convertible Preferred Stock has the same rights as the Class I Series B Convertible Preferred Stock except that it may not vote for the Board of Directors. At the election of UBS Capital Americas, each share of the Class II Series B Convertible Preferred Stock is convertible after one year into one share of Class I Convertible Preferred Stock.

     Under the terms of the Series A Preferred Stock previously issued by IFX, this investment caused the conversion ratio of the approximately 2 million shares of Series A Preferred Stock held by UBS Capital Americas to be adjusted so that each share of Series A Preferred Stock will be convertible into approximately 3.52 shares of the Company's common stock, rather than one share of the Company's common stock as originally provided. The Series A conversion ratio adjustment resulted in a beneficial conversion feature of approximately $25 million. Such amount has been recognized as a deemed dividend to preferred shareholder in May 2001.

     In 2000, IFX has issued 2,030,869 shares of IFX Class I Series A Preferred Stock and IFX Class II Series A Preferred Stock to UBS Capital Americas III in exchange for $25 million, of which $14.9 million was received by the Company on June 16, 2000 and $10.1 million was received on July 17, 2000. Each share is exchangeable for 3.52 share of common stock, subject to adjustment if IFX issues shares of common stock (or certain common stock equivalents as discussed above) at less than $3.50 per share. Each share of preferred stock has a liquidation preference equal to the sum of: a) $12.31 per share and b) $1.231 for each year that the preferred share is outstanding. The liquidation preference is payable in the event of a liquidation of IFX as well as a merger, recapitalization, reorganization, sale of voting control to a single buyer or a group of related buyers in one or a series of related transactions, or other business combination transaction involving IFX in which the shareholders of IFX immediately prior to the consummation of such transaction do not own at least a majority of the outstanding shares of the surviving corporation or IFX (as applicable) immediately following the consummation of such transaction or sale of all or substantially all of the assets of IFX. Dividends accrue on the shares at the same rate that dividends accrue on shares of IFX common stock in and when declared by the Company's Board of Directors.

     At June 30, 2001, the Company's Series A and Series B Preferred Stock had a liquidation preference of approximately $44 million (10% per annum liquidation preference return).

     Investment in Tutopia. On the closing of the sale of the IFX Series B Preferred Stock to UBS Capital Americas, UBS Capital Americas and IFX invested approximately $1.8 million and $3.1 million, respectively, in Series A Convertible Preferred Stock of Tutopia. After the investment, the Company's voting interest in Tutopia remained less than 50%.

     On August 31, 2000, UBS Capital Americas and certain other shareholders of the Company invested a total of $20 million in Tutopia in exchange for Series A Preferred Stock of Tutopia. Following these investments, assuming the exchange of all of the Series A Preferred Stock for Tutopia common stock, IFX will indirectly own approximately 48% of the outstanding stock of Tutopia. Also, the majority of the owners of the Series A Convertible Preferred Stock receive the right to appoint a majority of the directors of Tutopia.

Note 10   Stock-Based Compensation Plans

Directors Stock Option Plan
     During November 1999, the Company's shareholders approved the IFX Corporation Directors Stock Option Plan (the "Directors Plan"). In general, the Directors Plan provides that each non-employee eligible director automatically will receive an option to purchase (i) 450 shares of common stock upon such director's initial election to the Board of Directors of the Company, provided such director is elected after the effective date of the Directors Plan, and
(ii) for each year thereafter and on the date of each annual meeting of the stockholders of the Company, 450 shares of common stock for service as a director and 75 shares of common stock for each Committee of the Board of Directors upon which such director serves.

Employee Stock Option Plan
     During November 1999, the Company approved an amendment to the IFX Corporation 1998 Stock Option and Incentive Plan (the "Option Plan") to increase the number of shares of common stock available for issuance under the Option Plan from 900,000 to 1,800,000. In June 2000, the Company's shareholders voted to increase the size of the Option Plan by an additional 600,000 shares and an additional 600,000 shares were reserved for issuance pursuant to the 1998 Stock Option Plan.

     In connection with the granting of stock options to employees in fiscal 2000, the Company recorded deferred compensation of approximately $17.2 million. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during fiscal 2001, 2000 and 1999 amounted to approximately $4.9 million, $5.2 million and $39,000, respectively. No options were granted during fiscal 2001 for which compensation expense was recorded.

     In connection with the sale of the Series B Preferred Stock in May 2001, the Company has agreed to (i) amended the Option Plan to, among other things, increase the number of shares of common stock available for issuance under the Option Plan to 4,631,790 shares of common stock and (ii) adopted the IFX Corporation 2001 Stock Option Plan (the "2001 Plan"). Options under the 2001 Plan will vest thirty four percent (34%) one year after the date granted, and eight and one quarter percent (8.25%) on the last day of each of the following quarters.

     The following table summarizes the Company's stock option activity:

                                                                       Weighted Average
                                                       Shares           Exercise Price
               -------------------------------------------------------------------------
               Outstanding at June 30, 1999             442,500          $    5.97
               Granted                                1,896,167              12.54
               Cancelled                                (34,750)             18.21
               Exercised                                 (9,033)              9.71
               -------------------------------------------------------------------------
               Outstanding at June 30, 2000           2,294,884              10.05
               Granted                                  826,450               4.68
               Cancelled                               (165,518)             17.98
               -------------------------------------------------------------------------
               Outstanding at June 30, 2001           2,955,816          $    9.28
               =========================================================================

     The following table summarizes information concerning outstanding options at June 30, 2001:

                                                      Weighted Average
                                       Weighted          Remaining
  Exercise Price       Number of       Average        Contractual Life        Number       Weighted Average
      Range              Shares     Exercise Price       (in years)         Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------
 $ 3.00 to  5.00          951,825       $ 3.34               9.1              225,333           $ 3.00
   5.01 to 10.00        1,178,134         8.75               8.9               94,141             7.85
  10.01 to 15.00          398,166        14.04               8.1              142,500            13.47
  15.01 to 20.00          407,691        19.20               8.4              153,857            18.94
  20.01 to 30.00           20,000        26.25               8.2               20,000            26.25
                     ------------                                       -------------
                        2,955,816       $ 9.28               8.8              635,831           $10.65
                     ============                                       =============

Statement of Financial Accounting Standards No. 123
     The Company has elected to account for its stock-based compensation plans under APB No. 25, however, the Company has computed for pro forma disclosure purposes the fair value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted-average assumptions.

                                                          Year Ended June 30,
                                              ---------------------------------------------
                                                   2001            2000           1999
                                              ---------------------------------------------
             Risk-Free Interest Rate              5.65%           6.00%          5.50%
             Expected Dividend Yield              0.00%           0.00%          0.00%
             Expected Lives                     5.0 years       5.0 years      5.0 years
             Expected Volatility                   1.01            0.96           1.25

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The per share weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $9.28, $10.05 and $5.97, respectively.

     The Company's pro forma information is as follows:

                                                                       Fiscal year ended June 30,
                                                         -----------------------------------------------------
                                                               2001              2000                1999
                                                         -----------------------------------------------------
               Net(loss) income             As reported    $ (58,355,200)     $ (45,877,000)     $  1,402,200

                                            Pro forma      $ (68,950,700)     $ (55,119,000)     $  1,288,600

               Basic and diluted earnings
               (loss) per share             As reported    $       (4.24)     $       (4.52)     $       0.22

                                            Pro forma      $       (5.01)     $       (5.43)     $       0.20

Note 11   Segment Reporting

     The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Bolivia, Brazil, Chile, Colombia, Mexico, Venezuela, Central America and the United States and all other. All of the segments provide Internet related services.

     Selected financial information for the years ended June 30, 2001 and 2000 by segment is presented below:

                                           2001                                                2000
                   ---------------------------------------------------------------------------------------------------------
                                     Loss from continuing                               Loss from continuing
                                      operations before                                   operations before
                         Revenues        income taxes      Total assets     Revenues         income taxes     Total assets
                   ---------------------------------------------------------------------------------------------------------
Argentina            $   3,766,700    $   (1,909,600)    $   2,615,100   $     70,300    $   (3,226,800)     $     988,200
Bolivia                  1,513,400          (759,100)        1,102,100        660,100          (816,200)         1,238,700
Brazil                   5,725,100        (7,720,400)       14,073,800      3,767,300        (4,813,800)        17,107,300
Chile                    3,842,600          (787,300)        2,339,400      1,974,300        (1,965,400)         6,211,100
Colombia                 1,945,200        (1,047,000)        1,554,300        119,800        (1,127,900)           884,000
Mexico                   3,999,400        (2,563,900)        4,575,000      1,461,900        (2,804,900)         7,513,300
Venezuela                2,730,400        (1,311,800)        2,111,200      1,633,300          (573,800)         2,711,200
Central America          2,170,400        (2,341,300)        1,497,600        550,900        (1,289,600)         2,961,300
United States
and all other            6,428,600       (44,274,100)       18,655,100        451,400       (33,997,000)        21,681,600
----------------------------------------------------------------------------------------------------------------------------
Total                $  32,121,800    $  (62,714,500)    $  48,523,600   $ 10,689,300    $  (50,615,400)     $  61,296,700
============================================================================================================================

     Included in the above table are sales to Tutopia of approximately $13.8 million and $0 for fiscal 2001 and 2000, respectively. Sales to Tutopia represented approximately 43.1% of IFX's total revenues for the fiscal year ended June 30, 2001.

Note 12   Foreign Taxes Recoverable

     In general, IFX's foreign subsidiaries pay a Foreign Value Added Tax ("VAT") on their purchases. The foreign taxes recoverable is the difference between what IFX has paid in VAT Taxes and what it has collected in VAT from the Company's customers. At June 30, 2001, IFX had a net difference of approximately $2.0 million that is classified as Foreign Taxes Recoverable in the accompanying consolidated balance sheet.

Note 13   Income Taxes

     The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The benefit relating to income taxes for each of the years ended June 30, is as follows:

                                                 Year ended June 30,
                                 -----------------------------------------------
                                           2001           2000            1999
                                 -----------------------------------------------
           Current                    $ 1,525,800     $ 2,771,400      $ 811,000
           Deferred                             -               -              -
                                 -----------------------------------------------
           Total Benefit              $ 1,525,800     $ 2,771,400      $ 811,000
                                 ===============================================

     The benefit reflected is due primarily to the utilization of net operating losses against income from discontinued operations.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                        Fiscal Year End
                                              ----------------------------------
                                                   2001                 2000
                                              ----------------------------------
              DEFERRED TAX ASSETS:
              Bad debt reserve                $    684,600        $     347,100
              Depreciation                          73,700               59,600
              Other accruals                        98,400               56,100
              Amortization                       4,357,300            1,390,500
              Deferred gain on investment        1,674,500            1,674,500
              Writeoff of investments              965,400                   --
              Impairment of customer base        3,614,400                   --
              Tax credits                          761,400              761,400
              NOL carry-forward                 19,298,200            9,639,100
                                              ---------------------------------
              Deferred tax assets               31,527,900           13,928,300
              Less valuation allowance         (31,325,900)         (13,702,900)
                                              ---------------------------------
              Total deferred tax assets            202,000              225,400

              Deferred tax liabilities:
              Other liabilities                   (202,000)            (225,400)
                                              ---------------------------------
              Total deferred tax liabilities      (202,000)            (225,400)
                                              ---------------------------------

              Total net deferred taxes        $         --        $          --
                                              =================================

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $31.3 million valuation allowance is necessary to reduce the net deferred tax asset to an amount that will more likely than not be realized. The change in the valuation allowance for the current year is $17.6 million. At June 30, 2001, the Company has available net operating loss carry forwards as follows:

           Losses expiring in fiscal 2002-2003
           -----------------------------------
           El Salvador                               $   (719,300)
           Guatemala                                     (678,700)
           Costa Rica                                    (480,200)
           Honduras                                      (701,000)
           Uruguay                                       (263,800)
           Venezuela                                   (1,885,600)

           Losses expiring in fiscal 2004-2005
           -----------------------------------
           Nicaragua                                 $   (286,500)
           Argentina                                   (5,136,400)
           Colombia                                    (2,260,900)
           Panama                                        (765,100)

           Losses expiring after 2010
           --------------------------
           Mexico                                      (4,826,800)
           United States                              (51,284,100)

           Losses with indefinite life:
           ---------------------------
           Bolivia                                     (1,469,400)
           Brazil                                     (12,534,100)
           Chile                                       (2,318,500)




     The United States and foreign components of loss from continuing operations before income taxes are as follows:

                                         For the Year Ending June 30,
                             ------------------------------------------------
                                   2001            2000              1999
                             ------------------------------------------------
           United States       $(43,970,000)   $(24,775,900)   $ (1,458,500)
           Foreign              (18,744,500)    (25,839,500)     (1,067,900)
                             ------------------------------------------------
           Total               $(62,714,500)   $(50,615,400)   $ (2,526,400)
                             ================================================

     Reconciliation of the total provision for income taxes to the Federal statutory rate for the years ended June 30, is as follows:

                                                  Years ended June 30,
                                         ---------------------------------------
                                          2001           2000             1999
                                         ---------------------------------------
         Tax at U.S. statutory rate        (34)%         (34)%            (34)%
         State taxes, net of federal
         benefit                            (3)           (2)              --
         Stock option expense                3             3               --
         Warrant expense                    --             1               --
         Other                               1            --                2
         Change in valuation allowance      30            27               --
                                         ---------------------------------------
                                            (3)%          (5)%            (32)%
                                         =======================================

During fiscal year 2001, IFX received a refund of approximately $1.6 million related to the carry back of net operating losses to fiscal 1999 and 2000.

Note 14  Related Party Transactions

     The Company believes that all transactions disclosed below and in Note 15 have been, and the Company's Board of Directors intends that any future transactions with its officers, directors, affiliates or principal stockholders will be, on terms that are no less favorable to the Company than those that are obtainable in arm's length transactions with unaffiliated third parties.

UBS Capital Americas: On an as converted basis, UBS Capital owns approximately 50% of the Company and approximately 34% of the Company's investee, Tutopia. During fiscal 2001 and 2000, UBS Capital made significant investments in both the Company and Tutopia as more fully discussed in Note 9. Sales to Tutopia accounted for approximately 43.1% of the Company's total sales for fiscal 2001. Tutopia was a consolidated subsidiary of the Company during fiscal 2000 as more fully discussed in Note 1, and was deconsolidated from the operations of the Company in September 2000. Tutopia had only nominal revenues in fiscal 2000 and revenues of approximately $2.1 million in fiscal 2001. To date, Tutopia has been dependent upon funding from UBS and the Company to pay for the services provided by IFX. Should UBS or the Company be unwilling or unable to make additional investments, or should Tutopia be unable to pay the Company through its operations, the financial condition and operating results of the Company may be seriously impacted.

     Mr. Moore is a director and Mr. Lama a principal of UBS Capital Americas, LLC, an affiliate of UBS Capital Americas, which purchased $25 million of IFX Preferred Stock in June and July 2000 and $15 million of preferred stock in Tutopia, a former subsidiary of IFX, in August 2000. Mr. Moore and Mr. Lama have an investment interest in UBS and thus may benefit from transactions between UBS on the one hand and IFX and its subsidiaries on the other.

     UBS Capital Investment In IFX: As reported on the Company's Reports on Forms 8-K dated March 16, 2001 and May 10, 2001, the Company received approximately $15.5 million in funding from UBS Capital Americas to be used for working capital purposes. Pursuant to the Stock Purchase Agreement dated as of March 13, 2001, by and among the Company and UBS Capital Americas, as amended by Amendment No. 1 to the Stock Purchase Agreement dated as of May 7, 2001, UBS Capital Americas purchased 3,994,127 shares of IFX's Class I Series B Convertible Preferred Stock and 424,135 shares of IFX's Class II Series B Convertible Preferred Stock. All of the shares were purchased at $3.50 per share. The Class I Series B Convertible Preferred Stock has full voting rights and each preferred share is convertible into one share of the IFX's common stock. The Class II Series B Convertible Preferred Stock has the same rights as the Class I Series B Convertible Preferred Stock except that it may not vote for the Board of Directors. At the election of UBS Capital Americas, each share of the Class II Series B Convertible Preferred Stock is convertible after one year into one share of Class I Convertible Preferred Stock. Under the terms of the Series A Preferred Stock previously issued by IFX, this investment caused the conversion ratio of the approximately 2 million shares of Series A Preferred Stock held by the Purchasers to be adjusted so that each share of Series A Preferred Stock will be convertible into approximately 3.52 shares of the Company's common stock, rather than one share of the Company's common stock as originally provided. The Series B conversion ratio adjustment results in a beneficial conversion feature of approximately $25 million. Such amount was recognized as a dividend to preferred shareholder in May 2001.

Yupi Shares: Pursuant to an Amended and Restated Stock Purchase Agreement, dated as of June 12, 2000 between IFX Online, a subsidiary of the Company, and Lee Casty, a significant stockholder of IFX, IFX Online sold a part of its shares of Yupi Preferred Stock to Mr. Casty for a total purchase price of approximately $5.0 million. The proceeds were used for the Company's working capital.

     As a result of Yupi abandoning its IPO plans the Agreement noted above was amended to provide Casty with a minimum return on his investment in the event IFX entered into an agreement to sell its investment in Yupi. This contingency kept IFX from recognizing a gain on the sale until any potential payments to Casty were resolved or otherwise settled. Accordingly, the $1.9 million gain previously recognized was reversed in the fourth quarter of fiscal 2000. In August 2001 Yupi entered into a merger agreement with T1MSN Corp. The Company received proceeds of approximately $46,000 with respect to such merger, of which approximately $16,000 is payable to Casty.

Note 15 Tutopia.com, Inc.

     During September 2000, the Company's voting interest in its majority-owned subsidiary, Tutopia was reduced from approximately 85% to approximately 48%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method. For the fiscal year ended June 30, 2001, IFX derived approximately 43.1% of its total revenues from Tutopia. At June 30, 2001, IFX has accounts receivable from Tutopia in the amount of approximately $0.9 million, of which approximately $0.6 million is related to services provided to Tutopia's Brazilian operations. Tutopia ceased Brazilian operations during fiscal 2001. IFX and Tutopia entered into an agreement whereby Tutopia will pay the portion related to Tutopia's Brazilian operations by June 2002, consequently, IFX has elected to defer recognition of revenue on the $0.6 million until payment has been received from Tutopia.

     The unaudited operating results of Tutopia are as follows:

                                        Fiscal year ended June 30,
                                         2001               2000
                                      (Unaudited)        (Unaudited)
                                    ----------------  -----------------
             Revenues               $     2,113,100   $        58,300
             Operating expenses          25,328,700        13,937,600
                                    ----------------  -----------------
             Operating loss             (23,215,600)      (13,879,300)

             Net loss               $   (22,918,800)   $  (13,457,300)
                                    ================  =================

     During the first quarter of fiscal 2001, the Company's investment in Tutopia was reduced to $0 under the equity method of accounting. In May 2001, IFX invested an additional $3.1 million in Tutopia as a result of the UBS investment in IFX. As a result of this investment, the Company expensed
0.2 million of losses related to its proportionate share of Tutopia's losses.

     Selected financial information from Tutopia's Balance Sheet:

                                                     June 30, 2001
                                                      (Unaudited)
                                                    ----------------
                        Current assets              $      4,825,900
                        Non-current assets                   431,400
                        Total assets                       6,286,100
                        Current liabilities                1,288,600
                        Long-term liabilities                     --
                        Total liabilities                  1,288,600
                        Stockholder's equity               4,994,500

Note 16  Quarterly Financial Data (Unaudited)

                                                                               Quarter ended
------------------------------------------------------------------------------------------------------------------------------
                                                  9/30/00         12/31/00         3/31/01         6/30/01           Total
------------------------------------------------------------------------------------------------------------------------------
Revenue                                      $    7,490,500    $   8,328,100   $  8,787,800    $  7,515,400   $   32,121,800
Cost of revenues                                  4,927,300        5,386,400      5,213,900       5,269,300       20,796,900
Income from discontinued operations, net          1,911,700          395,800        406,300         119,700        2,833,500
Net loss                                        (11,308,700)     (10,385,700)    (9,388,300)    (27,272,500)     (58,355,200)
  Deemed dividend on preferred stock (as
  a result of beneficial conversion feature)              -                -              -     (25,000,000)     (25,000,000)
------------------------------------------------------------------------------------------------------------------------------
Net loss available to common
stockholders                                 $  (11,308,700)   $ (10,385,700)  $ (9,388,300)   $(52,272,500)  $  (83,355,200)
==============================================================================================================================

Per share - basic and diluted:
  Continuing operations                      $        (0.99)   $       (0.79)  $      (0.70)   $      (1.96)  $        (4.44)
  Discontinued operations                              0.14             0.03           0.03            0.00             0.20
                                             ---------------------------------------------------------------------------------
Net loss                                              (0.85)           (0.76)         (0.67)          (1.96)           (4.24)
  Deemed dividend on preferred stock (as a
  result of beneficial conversion feature)                -                -              -           (1.81)           (1.81)
------------------------------------------------------------------------------------------------------------------------------
Net loss available to common stockholders    $        (0.85)   $       (0.76)  $      (0.67)   $      (3.77)  $        (6.05)
==============================================================================================================================


                                                                               Quarter ended
------------------------------------------------------------------------------------------------------------------------------
                                                  9/30/99         12/31/99         3/31/00           6/30/00          Total
------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Restated)      (Restated)
  Revenue                                    $    1,218,600    $   2,598,000   $  3,269,200    $  3,603,500   $   10,689,300
  Cost of revenues                                1,076,600        1,471,300      2,385,600       3,553,500        8,487,000
  Income from discontinued operations, net          442,300          497,700        494,600         532,400        1,967,000
  Net loss                                   $   (3,689,200)   $  (5,898,700)  $(10,966,700)   $(25,322,400)  $  (45,877,000)

Per share - basic and diluted:
   Continuing operations                     $        (0.56)   $       (0.74)  $      (1.01)   $      (2.40)  $        (4.71)
   Discontinued operations                             0.06             0.06           0.04            0.03             0.19
------------------------------------------------------------------------------------------------------------------------------
Net loss                                     $        (0.50)   $       (0.68)  $      (0.97)   $      (2.37)  $        (4.52)
==============================================================================================================================

     As discussed in Note 1, the Company determined that the undiscounted cash flows associated with acquired customer base would not be sufficient to recover the net book value of such assets resulting in the Company recording an impairment charge of approximately $10.9 million during the fourth quarter of fiscal 2001.

     In May 2001, the Company completed the issuance of approximately 4.4 million shares of convertible preferred stock for $15.5 million, of which each share is convertible into one share of the IFX common stock. Prior to May 2001, the Company had issued approximately 2 million shares of preferred stock for $25.0 million in June and July 2000 that were each convertible into one share of IFX common stock at a conversion price of $12.31 per share. As part of the May 2001 sale of preferred stock, the conversion ratio of the 2 million shares of preferred stock was automatically adjusted to 3.52 shares of common stock for each preferred share. The change in the conversion ratio resulted in a $25.0 million non-cash beneficial conversion feature that was recognized as a deemed dividend to preferred shareholders in the 2001 statement of operations.

     In June 2001, IFX recognized a loss on its Yupi investment in the amount of approximately $2.5 million based on management's determination that the value of such investment had been impaired.

     In addition, during September 2000, the Company's voting interest in its majority-owned subsidiary Tutopia fell below 50%. As a result, the Company deconsolidated Tutopia and began accounting for its investment under the equity method. Accordingly, the Company restated its fiscal 2000 consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
IFX Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of IFX Corporation and subsidiaries as of June 30, 2001 and June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFX Corporation and subsidiaries at June 30, 2001, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1, the consolidated financial statements for the year ended June 30, 2000 have been restated.

                                                           /s/ ERNST & YOUNG LLP

Miami, Florida,
September 10, 2001, except for the
29th through 33rd paragraphs of Note 1,
as to which the date is October 11, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None

PART III
--------------------------------------------------------------------------------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 2001 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Transactions" of the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" of the Definitive Proxy Statement.

PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a.)

1.   Financial Statements

     The following financial statements are attached to this Form 10-K.

                                                                                 Form 10-K Page
                                                                                     Number
                                                                                -----------------
        Report of Independent Certified Public Accountants                            40
        Consolidated Balance Sheets as of June 30, 2001 and 2000                      21
        Consolidated Statements of Operations for the years ended June 30, 2001,
        2000 and 1999                                                                 22
        Consolidated Statements of Changes in Stockholders' Equity for the years
        ended June 30, 2001, 2000 and 1999                                            23
        Consolidated Statements of Cash Flows for the years ended June 30, 2001,
        2000 and 1999                                                                 24
        Notes to Consolidated Financial Statements                                    25




2.   Financial Statement Schedules

SCHEDULE II

IFX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(For Continuing Operations)

                                                                 Additions
                                                    -------------------------------
                                                      Charged to
                                      Balance at       (Benefits       Charged to
                                      Beginning of   Against) Costs  Other Accounts    Deductions   Balance at
        Description                      Period       and Expenses      (Describe)    (Describe)   End of Period
---------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
For the year ended June 30, 2001       $  922,500     $ 1,033,300        $  --         $  --      $ 1,955,800
For the year ended June 30, 2000           80,100         842,400           --            --          922,500
For the year ended June 30, 1999/1/            --          80,100           --            --           80,100
---------------------------------------------------------------------------------------------------------------

/1/ Reclassified to net assets of discontinued operations

                                                                 Additions
                                                    ---------------------------------
                                                       Charged to
                                        Balance at     (Benefits         Charged to
                                       Beginning of  Against) Costs    Other Accounts     Deductions       Balance at End
        Description                      Period       and Expenses       (Describe)       (Describe)         of Period
--------------------------------------------------------------------------------------------------------------------------
Deferred Tax Valuation Account
For the year ended June 30, 2001       $ 13,702,900        $       --  $  17,623,000/1/      $       --    $  31,325,900
For the year ended June 30, 2000                 --                --     13,702,900/1/              --       13,702,900
For the year ended June 30, 1999                 --                --             --                 --               --
--------------------------------------------------------------------------------------------------------------------------

/1/ Record a valuation allowance for deferred tax assets.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

                                                                    Exhibit 21.1

                         SUBSIDIARIES OF THE REGISTRANT

Level                    Name of Subsidiary                            Jurisdiction             Relationship to Parent
-----                    ------------------                            ------------             ----------------------
             IFX CORP.                                              State of Delaware                     N/A
1            IFX/Communications Ventures, Inc.                      State of Delaware            100% owned subsidiary
2            FX Chicago, Inc.                                       State of Delaware            100% owned subsidiary
3            IFX/Telecom, Inc.                                      State of Delaware            100% owned subsidiary
4            IFX/EN, Inc.                                           State of Delaware            100% owned subsidiary
4a           (a) IFX Networks, Ltd.                                 British Virgin Islands       100% owned subsidiary
4a-1         (i) IFX Online, Inc.                                   State of Delaware            100% owned subsidiary
4a-2         (ii) IFX/ENI-SPC I, Inc.                               British Virgin Islands       100% owned subsidiary
4a-2-1       (A) Unete.com, SRL/1/                                  Venezuela                    100% owned subsidiary
4a-3         (iii) IFX/ENI-SPC II, Inc.                             British Virgin Islands       100% owned subsidiary
4a-3-1       (A) IFX Networks Costa Rica, SRL                       Costa Rica                   100% owned subsidiary
4a-4         (iv) IFX/ENI-SPC III, Inc.                             British Virgin Islands       100% owned subsidiary
4a-4-1       (A) IFX Networks Colombia, Ltda.                       Colombia                     100% owned subsidiary
4a-5         (v) IFX/ENI-SPC IV, Inc.                               British Virgin Islands       100% owned subsidiary
4a-5-1       (A) Servicios de Internet ENI Chile, Ltda.             Chile                        100% owned subsidiary
4a-5-1-1     (1) IFX Networks Chile, S.A.                           Chile                        100% owned subsidiary
4a-5-1-2     (2) IFX Chile Larga Distancia, S.A.                    Chile                        100% owned subsidiary
4a-6         (vi) IFX/ENI-SPC V, Inc.                               British Virgin Islands       100% owned subsidiary
4a-6-1       (A) IFX Networks Argentina, SRL                        Argentina                    100% owned subsidiary
4a-7         (vii) IFX/ENI-SPC VI, Inc.                             British Virgin Islands       100% owned subsidiary
4a-8         (viii) IFXENI-SPC VII, Inc.                            British Virgin Islands       100% owned subsidiary
4a-8-1       (A) Unete.com Uruguay, S.A./2/                         Uruguay                      100% owned subsidiary
4a-9         (ix) IFX/ENI-SPC VIII, Inc.                            British Virgin Islands       100% owned subsidiary
4a-9-1       (A) IFX Networks Bolivia, Ltda.                        Bolivia                      100% owned subsidiary
4a-10        (x) IFX/ENI-SPC IX, Inc.                               British Virgin Islands       100% owned subsidiary
4a-11        (xi) IFX/ENI-SPC X, Inc.                               British Virgin Islands       100% owned subsidiary
4a-12        (xii) ENI/SPC Mexican Holdings, Inc.                   State of Delaware            100% owned subsidiary
4a-12-1      (A) IFX Networks Mexico, S. de R.L. de C.V.            Mexico                       100% owned subsidiary
4a-13        (xiii) IFX/ENI-SPC Ecuador, Inc.                       British Virgin Islands       100% owned subsidiary
4a-13-1      (A) Unete.com C. Ltda.                                 Ecuador                      100% owned subsidiary
4a-14        (xiv) IFX/ENI-SPC El Salvador, Inc.                    British Virgin Islands       100% owned subsidiary
4a-14-1      (A) IFX Networks El Salvador, Ltda. de CV              El Salvador                  100% owned subsidiary
4a-15        (xv) IFX/ENI-SPC Guatemala, Inc.                       British Virgin Islands       100% owned subsidiary
4a-15-1      (A) IFX Networks Guatemala Ltda.                       Guatemala                    100% owned subsidiary
4a-16        (xvi) IFX Networks Nicaragua, Inc.                     British Virgin Islands       100% owned subsidiary
4a-16-1      IFX Networks Nicaragua, Inc., and Compania Ltda        Nicaragua                    100% owned subsidiary
4a-17        (xvii) IFX/ENI-SPC Honduras, Inc.                      British Virgin Islands       100% owned subsidiary
4a-17-1      (A) Unete.com de Honduras S de RL./3/                  Honduras                     100% owned subsidiary
4a-18        (xviii) IFX/ENI-SPC Panama, Inc.                       British Virgin Islands       100% owned subsidiary
4a-18-1      (A) IFX Networks Panama, SA                            Panama                       100% owned subsidiary
4a-19        (xix) IFX/ENI-SPC Uruguay, Inc.                        British Virgin Islands       100% owned subsidiary
4a-20        (xx) Minority Stock Holding Corp.                      British Virgin Islands       100% owned subsidiary
4a-21        (xxi) ENI Brazilian Holdings, LLC.                     State of Delaware            100% owned subsidiary
4a-21-1      (A) IFX do Brasil, Ltda.                               Brazil                       100% owned subsidiary
4a-21-2      (B) IFX Telecomunicacoes do Brasil Ltda                Brazil                       100% owned subsidiary
4a-22        (xxii) CELC/IFX, LLC                                   State of Delaware            100% owned subsidiary
4a-22-1      (A) Communications Equipment Leasing Corp.             British Virgin Islands       100% owned subsidiary
4a-23        (xxiii) IFX/CELC II, Inc.                              State of Delaware            100% owned subsidiary
5            IFX Facilito, Inc.                                     State of Delaware            100% owned subsidiary
6            Latin Guide, Inc.                                      State of Delaware            100% owned subsidiary

________________________________________
/1/ In the process of changing its legal name to IFX Networks Venezuela, S.R.L. /2/ In the process of changing its legal name to IFX Networks Uruguay, Ltda. /3/ In the process of changing its legal name to IFX Networks Honduras, S. de
    R.L.

PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a.)

1.   Financial Statements

     The following financial statements are attached to this Form 10-K.

                                                                                 Form 10-K Page
                                                                                     Number
                                                                                -----------------
        Report of Independent Certified Public Accountants                            40
        Consolidated Balance Sheets as of June 30, 2001 and 2000                      21
        Consolidated Statements of Operations for the years ended June 30, 2001,
        2000 and 1999                                                                 22
        Consolidated Statements of Changes in Stockholders' Equity for the years
        ended June 30, 2001, 2000 and 1999                                            23
        Consolidated Statements of Cash Flows for the years ended June 30, 2001,
        2000 and 1999                                                                 24
        Notes to Consolidated Financial Statements                                    25




2.   Financial Statement Schedules

SCHEDULE II

IFX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(For Continuing Operations)

                                                                 Additions
                                                    -------------------------------
                                                      Charged to
                                      Balance at       (Benefits       Charged to
                                      Beginning of   Against) Costs  Other Accounts    Deductions   Balance at
        Description                      Period       and Expenses      (Describe)    (Describe)   End of Period
---------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
For the year ended June 30, 2001       $  922,500     $ 1,033,300        $  --         $  --      $ 1,955,800
For the year ended June 30, 2000           80,100         842,400           --            --          922,500
For the year ended June 30, 1999/1/            --          80,100           --            --           80,100
---------------------------------------------------------------------------------------------------------------

/1/ Reclassified to net assets of discontinued operations

                                                                 Additions
                                                    ---------------------------------
                                                       Charged to
                                        Balance at     (Benefits         Charged to
                                       Beginning of  Against) Costs    Other Accounts     Deductions       Balance at End
        Description                      Period       and Expenses       (Describe)       (Describe)         of Period
--------------------------------------------------------------------------------------------------------------------------
Deferred Tax Valuation Account
For the year ended June 30, 2001       $ 13,702,900        $       --  $  17,623,000/1/      $       --    $  31,325,900
For the year ended June 30, 2000                 --                --     13,702,900/1/              --       13,702,900
For the year ended June 30, 1999                 --                --             --                 --               --
--------------------------------------------------------------------------------------------------------------------------

/1/ Record a valuation allowance for deferred tax assets.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

3   Exhibits

The exhibits listed on the Exhibit Index on page 44 of this Form 10-K are filed herewith or are incorporated herein by reference.
The Company filed reports on Form 8-K on May 10, 2001.

       Exhibit Number                     Description of Exhibit
       --------------                     ----------------------

           3.1/1/           Restated Certificate of Incorporation of the
                            Registrant

           3.2/2/ Certificate of Amendment of Restated Certificate of Incorporation of the Registrant

           3.3/1/           By-laws, effective June 15, 2000

           4.1/3/ Amended Certificate of Designation, Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant

           4.2/3/ Certificate of Designation, Powers, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant

           4.3/3/ Amended and Restated Registration Rights Agreement dated as of May 7, 2001 among the Registrant, UBS Capital Americas III, L.P., UBS Capital LLC, International Technology Investments, LC and Casty Grantor Subtrust

           10.1/3/ Second Amended and Restated Stockholders Agreement dated as of May 7, 2001 among Registrant, UBS Capital Americas III, L.P., UBS Capital LLC, International Technology Investments, LC, Joel Eidelstein, Michael Shalom and Casty Grantor Subtrust

           10.2/4/ Series B Convertible Stock Purchase Agreement dated as of March 13, 2001 among the Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

           10.3/3/ Amendment No. 1 to Purchase Agreement dated as of May 7, 2001 among the Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

           10.4/1/ Form of Non-Qualified Stock Option Agreement (1998 Stock Option Plan) between the Registrant and employee with attached schedule describing actual option grants

           10.5/4/ Form of Stock Option Agreement (2001 Option Plan) between the Registrant and employee with attached schedule describing actual option grants

           10.6 Employment Agreement dated as of May 7, 2001 between Joel Eidelstein and the Registrant

           10.8 Employment Agreement dated as of May 7, 2001 between Michael Shalom and the Registrant

           10.9 Payment and Release Agreement dated June 15, 2001, between Zalman Lekach and the Registrant

           10.11 Employment Agreement dated as of May 7, 2001 between Jose Leiman and the Registrant

           10.12/1/ Amended and Restated Stock Purchase Agreement dated as of June 12, 2000 between the Registrant and Lee
                            S. Casty

           10.13 Agreement between Registrant and Lee S. Casty dated August 28, 2001

           10.14/4/ Form of Directors Stock Option Agreement with attached schedule describing actual option grants

           10.15/6/ Dial Access Agreement dated as of August 30, 2000 between Tutopia.com, Inc. and the Registrant

           10.16/5/ Revenue Sharing Agreement dated as of August 31, 2000 between Tutopia.com, Inc. and the Registrant

           10.17/2/ Inter-Company Services Agreement dated as of August 31, 2000 between Tutopia.com, Inc. and the Registrant

           10.18/2/ Share Sale Agreement, dated August 24, 2000, between Duncan Lawrie Offshore Services Limited in its capacity as trustee for The IFX Group Trust and the Registrant

           10.19/6/         Lucent Technologies Agreement

           21.1/5/          List of subsidiaries of the Company

           23.1/5/          Consent of Ernst & Young LLP

____________________________________

/1/ Incorporated by reference to Registrant's Report on Form 8-K filed on July
    5, 2000
/2/ Incorporated by reference to Registrant's Report on Form 10-Q filed on
    February 14, 2001
/3/ Incorporated by reference to Registrant's Report on Form 8-K filed on May
    10, 2001
/4/ Incorporated by reference to Registrant's Report on Form 8-K filed on March
    16, 2001
/5/ Incorporated by reference to Registrant's Annual Report on Form 10-K filed on September 28, 2000
/6/ Incorporated by reference to Registrant's Report on Form 10-Q filed on November 15, 1999

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on October 12, 2001.

                                 IFX CORPORATION

                                            By: /s/ Michael Shalom
                                                --------------------------------
                                                Michael Shalom,
                                                Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Shalom, and each of them, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign, execute and file with the Securities and Exchange Commission (or any other governmental or regulatory authority), for us and in our names in the capacities indicated below, this registration statement on Form 10-K (including all amendments thereto) with all exhibits and any and all documents required to be filed with respect thereto, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and to perform each and every act and thing necessary and/or desirable to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself/she herself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                            Date
---------                                      -----                                            ----
/s/ Joel M. Eidelstein                         Chairman of the Board and President              October 12, 2001
------------------------------                                                                  ----------------------
Joel M. Eidelstein

/s/ Michael Shalom                             Chief Executive Officer                          October 12, 2001
------------------------------                                                                  ----------------------
Michael Shalom                                 (Principal Executive Officer)

/s/ Jose Leiman                                Chief Financial Officer                          October 12, 2001
------------------------------                                                                  ----------------------
                                               (Principal Financial and Accounting
Jose Leiman                                      Officer)

/s/ Charles Delaney                            Director                                         October 12, 2001
------------------------------                                                                  ----------------------
Charles Delaney

/s/ Patrick Delhougne                          Director                                         October 12, 2001
------------------------------                                                                  ----------------------
Patrick Delhougne

/s/ Mark O. Lama                               Director                                         October 12, 2001
------------------------------                                                                  ----------------------
Mark O. Lama

/s/ Burton J. Meyer                            Director                                         October 12, 2001
------------------------------                                                                  ----------------------
Burton J. Meyer

/s/ Charles W. Moore                           Director                                         October 12, 2001
------------------------------                                                                  ----------------------
Charles W. Moore

/s/ George A. Myers                            Director                                         October 12, 2001
------------------------------                                                                  ----------------------
George A. Myers