Form 10-K/A
period 2001-06-30
IFX CORP
filed 2001-11-13
CIK 792861

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

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

                          15050 NW 79th Court, Ste. 200
                           Miami Lakes, Florida 33016
               (Address of principal executive offices) (Zip code)

                                 (305) 512-1100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

     IFX Corporation, a Delaware corporation (the "Company"), hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on October 15, 2001, pursuant to Instruction G (3) to Form 10-K by completing Items 10 through 13 of Part III thereof.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 regarding directors and executive officers of the Company is included in the "Directors and Executive Officers of the Company" section of Part I, except that information regarding compliance with Section 16(a) of the Exchange Act is set forth below.

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership and to provide copies of such reports to the Company and to the Nasdaq Stock Market. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that all officers, directors and 10% beneficial owners complied with all Section 16(a) filing requirements during fiscal year 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table presents the total compensation paid or accrued during fiscal years 2001, 2000 and 1999 to each of our executive officers.

                           Summary Compensation Table

                                                   Annual             Long Term
                                                Compensation         Compensation
                                                ------------         ------------
                                Year Ended                             Securities
Name and Principal Position       June 30     Salary      Bonus    Underlying Options
---------------------------       -------      ($)        ($)            (#)
                                              ------      ------         ----

Michael F. Shalom, CEO             2001      $237,500   $ 50,000        299,800
                                   2000      $162,500   $ 50,000         30,000
                                   1999         --         --              --

Joel M. Eidelstein, President      2001      $253,125   $ 61,827         28,500
                                   2000      $150,000   $ 50,000        300,000
                                   1999       $50,000       --          300,000

Jose Leiman, CFO                   2001      $225,792   $275,000        275,000
                                   2000      $225,000   $ 25,000        227,500
                                   1999         --         --              --

Zalman Lekach, COO/1/              2001      $222,981      --           192,500
                                   2000      $151,200   $225,000        374,167
                                   1999       $24,600                      --

-------------------------


/1/   Mr. Lekach resigned as the Chief Operating Officer of the Company on June
15, 2001 and his options granted during 2001 were forfeited on that date.

     The following table sets forth information with respect to options that were granted in fiscal year 2001 to our executive officers. No stock appreciation rights ("SARs") were granted to any of the persons listed in the table below during fiscal year 2001.

                        Option Grants in Fiscal Year 2001

               Number of     Percent of
              Securities   Total Options                                Potential Realizable Value at
              Underlying    Granted To      Exercise                        Assumed Annual Rates
                Options     Employees In      Price       Expiration     Of Stock Price Appreciation
   Name         Granted      Fiscal Year    ($/Share)        Date            for Option Term (1)
   ----         -------      -----------   ------------      ----            -------------------
                                                                             5%                 10%
                                                                             --                 ---
Michael F.       74,800        6.05%          3.50        05/07/2011         --                $73,841
Shalom          225,000       18.21%          3.50        05/07/2011         --               $222,114

Joel M.           8,500         .68%          3.50        05/07/2011         --                 $8,391
Eidelstein       20,000        1.62%          3.50        05/07/2011         --                $19,743

Jose Leiman      75,000        6.07%          3.50        05/07/2011         --                $74,038
                 50,000        4.05%          3.50        05/07/2011         --                $49,359
                150,000       12.14%          3.50        05/07/2011         --               $148,076

Zalman           42,500        3.44%          3.50        05/07/2001*        --                $41,955
Lekach          150,000       12.14%          3.50        05/07/2001*        --               $148,076

* These options were forfeited by Mr. Lekach when he resigned on June 15, 2001.

(1) The amounts shown in these columns are the result of calculations at assumed annual rates required by the SEC and are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

     The following table sets forth information with respect to the values at fiscal year-end of unexercised options to purchase shares of the Company's Common Stock held by each of the executive officers named in the Summary Compensation Table above. No stock options were exercised by any of our directors or executive officers during fiscal year 2001.

                          Fiscal Year-End Option Values

                                                     Number of Securities
                                                    Underlying Unexercised         Value of unexercised
                                                        Options/SARs at         in-the-money options/SARs
                                                          June 30, 2001               at June 30, 2001
Name                 Shares      Value Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
----              Acquired on    --------------    -------------------------    -------------------------
                    Exercise         ($)                                                    ($)
                   ----------        ---                                                    ---
Michael F. Shalom     0               0                 14,802 / 314,998                  0 / 0
Joel M. Eidelstein    0               0                448,021 / 160,479                  0 / 0
Jose Leiman           0               0                105,997 / 358,420                  0 / 0
Zalman Lekach         0               0                      0 / 0                        0 / 0

Compensation of Directors

     Directors do not receive cash compensation in connection with their duties as directors, but may be reimbursed for expenses incurred by them in connection with their services as directors.

     The Company grants stock options under our Directors Stock Option Plan to each director who is not an IFX employee and who is not a beneficial owner of 5% or more of the Company's Common Stock (as determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934). Under this plan, we grant each non-employee director an option to buy 450 shares of our Common Stock when the director is first elected and an option to buy an additional 450 shares of Common Stock at each annual meeting until he or she is no longer a director. If a director serves on a committee of the board, he or she is granted an additional option to buy 75 shares for each year of service. The exercise price for the options is equal to 100% of the fair market value of our Common Stock on the date of grant. The options cannot be exercised until six months after the date of grant. Each option terminates on the earlier of a director's termination for cause, one year after a director's death, or ten years from the date of grant. Mr. Myers and Mr. Meyer have each been granted options to purchase 1,200 shares of Company Common Stock for their services as directors since November 9, 1999. Mr. Delhougne was granted 450 shares upon his election to the Board on May 2, 2001. Mr. Eidelstein and Mr. Shalom, as employees, and Mr. Delaney, Mr. Moore and Mr. Lama, as 5% or more beneficial owners, did not receive any options under the plan.

Employment and Change of Control Agreements

     Mr. Eidelstein serves as the President of the Company for a three-year term which began January 1, 2000 pursuant to an employment agreement dated as of May 7, 2001. The term of the employment agreement is subject to automatic extensions unless notified otherwise by either the Company or Mr. Eidelstein. Mr. Eidelstein's base salary is $250,000. He is eligible to receive a $50,000 bonus per year if certain performance criteria are met. If Mr. Eidelstein is involuntarily terminated during the term of the employment agreement (except for cause) he receives a lump sum amount of accrued but unpaid salary and a pro-rata bonus and all of his options immediately vest. He also receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by his annualized current salary plus bonus for the prior year. If Mr. Eidelstein is terminated within two years after a "Change of Control", he receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by three times his annualized current salary and highest previous annual bonus. The agreement prohibits Mr. Eidelstein from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter, being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

     Mr. Shalom serves as the Chief Executive Officer of the Company for a three-year term which began January 1, 2000 pursuant to an employment agreement dated as of May 7, 2001. The term of the employment agreement is subject to automatic extensions unless notified otherwise by either the Company or Mr. Shalom. Mr. Shalom's base salary is $250,000. He is eligible to receive a $50,000 bonus per year if certain performance criteria are met. If Mr. Shalom is involuntarily terminated during the term of the employment agreement (except for cause) he receives a lump sum amount of accrued but unpaid salary and a pro-rata bonus and all of his options immediately vest. He also receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by his annualized current salary plus bonus for the prior year. If Mr. Shalom is terminated within two years after a "Change of Control", he receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by three times his annualized current salary and highest previous annual bonus. The agreement prohibits Mr. Shalom from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

     Jose Leiman serves as the Chief Financial Officer of the Company pursuant to a two-year employment agreement which commenced on May 7, 2001. The term of the employment agreement is subject to automatic extension unless notified otherwise by either the Company or Mr. Leiman. Mr. Leiman's base salary is $235,000 per year for the first year of the agreement and $260,000 per year thereafter. He received a performance bonus of $250,000 for his service during the past two years and will receive a minimum bonus of $50,000 per fiscal year up to a maximum of $125,000 per year. If Mr. Leiman is involuntarily terminated during the term of the employment agreement (except for "cause"), he receives a lump sum amount of accrued but unpaid salary and a pro-rata bonus and all of his options under the 1998 Stock Option Plan immediately vest. He also receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by his annualized current salary plus bonus for the prior year. If Mr. Leiman is terminated within two years after a "Change of Control" (as defined in the employment agreement), he receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by three times his annualized current salary and highest previous annual bonus. The agreement prohibits Mr. Leiman from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter from being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

     Under the agreements of Messrs. Eidelstein, Shalom and Leiman, a "Change in Control" means the occurrence of any one of the following events: (a) any consolidation, merger or other similar transaction involving IFX, if following which the stockholders of IFX immediately prior to such transaction fail to hold more than 50% of the outstanding voting securities of the continuing or succeeding corporation in substantially the same proportions, or which contemplates that all or substantially all of the business and/or assets of IFX will be controlled by another corporation; (b) any sale, lease, exchange or transfer (in one transaction or series of related transactions) of all or substantially all of the assets of IFX; (c) approval by the stockholders of IFX of any plan or proposal for the liquidation or dissolution of IFX, unless such plan or proposal is abandoned within 60 days following such approval; (d) the acquisition by any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of the outstanding shares of voting stock of IFX; provided, however, that for purposes of the foregoing, "person" excludes UBS Capital Americas III, L.P., UBS Capital, LLC, Lee S. Casty, the Casty Grantor Subtrust, International Technology Investments, LC or any of their Affiliates, any underwriter purchasing shares of IFX with the intent of reselling them, or (e) if, during any period of 24 consecutive calendar months commencing on the date of this Agreement, those individuals (the "Continuing Directors") who either (i) were directors of IFX on the first day of each such period, or (ii) subsequently became directors of IFX and whose actual election or initial nomination for election subsequent to that date was approved by a majority of the Continuing Directors then on the board of directors of IFX, cease to constitute a majority of the board of directors of IFX.

     On June 15, 2001, IFX entered into a Payment and Release Agreement with Zalman Lekach, the Company's Chief Operating Officer, who voluntarily resigned from IFX. Under the terms of this Payment and Release Agreement, Mr. Lekach received a severance payment of $41,236.21 and the right to exercise vested options in the amount of 263,030 at exercise prices ranging from $8.75 to $20.00 was extended until June 30, 2003. Mr. Lekach released IFX from any claims he may have against IFX.

Compensation Committee Interlocks and Insider Participation

     The current members of the compensation committee are George Myers, Burton
J. Meyer and Charles W. Moore. Mr. Meyer previously served as an officer of IFX from 1987 to June 1996. On July 1, 1996, IFX sold assets to E.D.& F. Man International, Inc. Burton J. Meyer, served as Executive Vice President of E.D.&
F. Man International, Inc. from July 1996 to June 30, 2000.

     Mr. Delaney is the Chief Executive Officer, Mr. Moore is a director and Mr. Lama a principal, of UBS Capital Americas, LLC, an affiliate of UBS Capital Americas III, L.P. and UBS Capital LLC, which together purchased $25 million of IFX Preferred Stock in June and July 2000 (UBS received a $750,000 private equity fee in connection with this transaction), $15.4 million of IFX Preferred Stock in May 2001 (UBS received a $462,000 private equity fee in connection with this transaction), $15 million of preferred stock in Tutopia.com, Inc. in August 2000 and $1.83 million of Tutopia Preferred stock in May, 2001. If approved at the Annual Meeting, UBS will purchase IFX Preferred Stock in exchange for $7 million and 1.5 million shares of Common Stock currently owned by UBS. UBS will have the right to put its interest in Tutopia to IFX in exchange for additional IFX Preferred Stock Mr. Delaney, Mr. Moore and Mr. Lama have an investment interest in UBS and thus may benefit from transactions between UBS on the one hand and IFX and its subsidiaries on the other.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the outstanding common stock of the Company as of November 1, 2001 by (a) each of our directors and executive officers, (b) all of our directors and executive officers as a group and (c) each person known by the Company to own more than five percent of the Common Stock of the Company.

                                                  Amount and Nature of       Approximate Percent of
                   Name / Address (1)             Beneficial Ownership               Class
Michael Shalom                                        4,510,201 (2)                  31.57%
Joel Eidelstein                                         383,245 (3)                   2.62%
Jose Leiman                                             105,997 (4)                    *
Burton J. Meyer                                         366,012 (5)                   2.56%
George A. Myers                                           7,933 (6)                     *
Lee S. Casty(7)                                       2,961,410                      20.74%
International Technology Investments LC (8)           4,500,000                      31.52%
Mark Lama(9)                                         12,636,984 (11)                 49.71%
Charles Moore(9)                                     12,636,984 (11)                 49.71%
Charles Delaney(9)                                   12,636,984 (11)                 49.71%
UBS Capital Americas III(9)                          12,636,984 (11)                 49.71%
Patrick Delhougne                                           450 (10)                    *
-----------------------------------------------------------------------------------------------------

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP           18,010,822                  69.57%

* Less than one percent.

(1) The business address for Joel Eidelstein, Michael Shalom, Burton Meyer, and George Myers is in care of IFX, 15050 N.W. 79 Court, Suite 200, Miami Lakes, Florida 33016.
(2) Includes 10,201 shares subject to an option which is currently exercisable and 4,500,000 shares of Common Stock held by International Technology. Mr. Shalom may be deemed to be an affiliate of International Technology and, accordingly, Mr. Shalom may be deemed to beneficially own the shares of Common Stock held by such entity.
(3) Includes 351,750 shares of Common Stock subject to an option granted to Mr. Eidelstein pursuant to the IFX 1998 Stock Option and Incentive Plan, which option currently is exercisable.
(4) Consists of 105,997 shares of Common Stock that Mr. Leiman may acquire upon exercise of currently exercisable options granted to him pursuant to our Option Plan.
(5) Includes 1,200 shares of Common Stock that Mr. Meyer may acquire upon exercise of options granted to him by the Company, which options are currently exercisable. Also includes 237,812 shares of Common Stock that Mr. Meyer owns jointly with his spouse and 27,000 shares of Common Stock owned by Mr. Meyer's Individual Retirement Account.

(6) Consists of 6,733 shares of Common Stock held on behalf of Mr. Myers' minor children under the Uniform Gifts to Minors Act, and 1,200 shares of Common Stock that Mr. Myers may acquire upon exercise of an option granted to him by the Company, which option is currently exercisable.

(7)  Lee S. Casty's address is 707 Skokie Blvd., 5th Floor, Northbrook, IL
     60062.
(8) ITI's address is in care of Adorno & Zeder, 2801 S. Bayshore Drive, Suite 1600, Miami, Florida 33133.

(9) The address of Mark Lama, Charles Moore, Charles Delaney and UBS Capital Americas III is 299 Park Avenue, New York, New York 10171.

(10) Consists of 450 shares of Common Stock that Mr. Delhougne may acquire upon exercise of an option granted to him by the company. The address of Patrick Delhougne is 245 Park Avenue, 33rd Floor, New York, New York 10167.

(11) 2,030,869 of these shares are shares of Series A Preferred Stock, each share of which is convertible into approximately 3.52 shares of Common Stock; 3,994,127 of these shares are shares of Class I Series B Preferred Stock which are convertible on a one-for-one basis into Common Stock. This includes 176,544 shares of Series A Preferred Stock and 199,706 shares of Class I Series B Preferred Stock owned by UBS Capital LLC, an affiliate of UBS Capital Americas III. Mark Lama, Charles Delaney and Charles Moore, as principals of an affiliate of UBS Capital Americas, may be deemed to beneficially own the shares held by UBS. Charles Delaney, Mark Lama and Charles Moore disclaim such ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Facilito.com. IFX owns approximately a 49.9% interest in Facilito, a company which provides e-commerce solutions. The remaining 50.1% interest in Facilito is held by The Intcomex Group. The Intcomex Group is owned by family members of Michael Shalom, IFX's Chief Executive Officer. Facilito is currently in the process of redeeming the interest held by IFX for aggregate payments equaling $75,000.

     Yupi Shares. Pursuant to an Amended and Restated Stock Purchase Agreement, dated as of June 12, 2000, between IFX Online, Inc., a subsidiary of the Company, and Lee Casty, a significant stockholder of IFX, IFX Online sold a part of its shares of Yupi Preferred Stock to Mr. Casty for a total purchase price of $5 million. The proceeds were used for the Company's working capital. During August 2001, a subsidiary of Microsoft Corporation acquired Yupi. IFX has received approximately $46,000 with respect to this acquisition, of which approximately $16,000 is payable to Casty.

     UBS Capital Americas. Mr. Delaney is the President, Mr. Moore is a Partner and Mr. Lama a principal, of UBS Capital Americas, LLC, an affiliate of UBS Capital Americas III, L.P. and UBS Capital LLC, which together purchased $25 million of IFX Preferred Stock in June and July 2000 (UBS received a $750,000 private equity fee in connection with this transaction), $15.4 million of IFX Preferred Stock in May 2001 (UBS received a $462,000 private equity fee in connection with this transaction) $15 million of preferred stock in Tutopia.com, Inc. in August 2000 and $1.83 million of Tutopia stock in May 2001. If approved at the Annual Meeting, UBS will purchase IFX Preferred Stock in exchange for $7 million and 1.5 million shares of Common Stock currently owned by UBS. UBS will have the right to put its interest in Tutopia to IFX in exchange for additional IFX Preferred Stock. Mr. Delaney, Mr. Moore and Mr. Lama have an investment interest in UBS and thus may benefit from transactions between UBS on the one hand and IFX and its subsidiaries on the other.

     Other Tutopia Share Purchases. On August 31, 2000, James Casty, a brother of Lee S. Casty, a significant stockholder of the Company purchased 53,591 shares of preferred stock of Tutopia. On August 31, 2000, an entity controlled by Lee Casty, purchased approximately 2,317,500 preferred shares of Tutopia.com, Inc. in exchange for $4.9 million. The purchase was made pursuant to a private placement of $20,000,000 of preferred stock of Tutopia.

     Patrick A. Delhougne. In April 2001, the Company engaged Ray & Berndtson to conduct an executive search for candidates for the Board of Directors of IFX. The fees for this engagement were $50,000, plus expenses. Mr. Delhougne is a partner in Ray & Berndtson.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on November 12, 2001.

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


Signature                                  Title                                            Date
---------                                  -----                                            ----

    *                                      Chairman of the Board and President              November 12, 2001
------------------------------                                                              ----------------------
Joel M. Eidelstein

    *                                      Chief Executive Officer                          November 12, 2001
------------------------------              (Principal Executive Officer)                   ----------------------
Michael Shalom

    *                                      Chief Financial Officer                          November 12, 2001
------------------------------              (Principal Financial and Accounting             ----------------------
Jose Leiman                                 Officer)

    *                                      Director                                         November 12, 2001
------------------------------                                                              ----------------------
Charles Delaney

    *                                      Director                                         November 12, 2001
------------------------------                                                              ----------------------
Patrick Delhougne

    *                                      Director                                         November 12, 2001
------------------------------                                                              ----------------------
Mark O. Lama

    *                                      Director                                         November 12, 2001
------------------------------                                                              ----------------------
Burton J. Meyer

    *                                      Director                                         November 12, 2001
------------------------------                                                              ----------------------
Charles W. Moore

    *                                      Director                                         November 12, 2001
------------------------------                                                              ----------------------
George A. Myers

                    * By:/s/ Michael Shalom
                         --------------------------------
                         Michael Shalom,
                         Attorney in Fact