Form 10-Q
period 2001-09-30
IFX CORP
filed 2001-11-14
CIK 792861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ------- -------.


                         Commission file number 0-15187
                                 IFX CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                    36-3399452
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          15050 NW 79th Court, Ste. 200
                           Miami Lakes, Florida 33016
              (Address of principal executive officers) (Zip code)
        ---------------------------------------------------------------

                                 (305) 512-1100
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: $.02 Par Value, 14,276,495 shares outstanding as of September 30, 2001.

IFX CORPORATION AND SUBSIDIARIES


PART 1            FINANCIAL INFORMATION                                                                       PAGE
Item 1            Financial Statements

                     Condensed consolidated balance sheets as of September 30, 2001 (unaudited) and June
                     30, 2001                                                                                  3

                     Condensed consolidated statements of operations (unaudited) for the three months
                     ended September 30, 2001 and 2000                                                         4

                     Condensed consolidated statements of cash flows (unaudited) for the three months
                     ended September 30, 2001 and 2000                                                         5

                     Notes to condensed consolidated financial statements (unaudited)                          6

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operations        11

Item 3            Quantitative and Qualitative Disclosures about Market Risk                                   18

PART II           OTHER INFORMATION

Item 4            Submission of matters to a vote of shareholders                                              19

Item 6            Exhibits and reports on Form 8-K                                                             19

                     (a)    Exhibits

                     (b)    Reports on Form 8-K

SIGNTAURES                                                                                                     20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,       June 30,
                                                                                       2001              2001
                                                                                   -------------     ------------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                   $    608,200      $  7,647,700
       Restricted cash                                                                1,174,100           981,400
       Receivables, net of allowance for doubtful accounts of $1,769,100 and
           $1,955,800 at September 30, 2001 and June 30, 2001, respectively           3,070,700         2,692,400
       Due from related party                                                         1,099,200           910,500
       Net assets of discontinued operations                                            267,500           138,900
       Prepaid expenses                                                               1,197,700         1,261,200
                                                                                   ------------      ------------
           Total current assets                                                       7,417,400        13,632,100

PROPERTY AND EQUIPMENT, NET                                                          21,665,500        24,284,500

OTHER ASSETS
       Restricted cash - non-current                                                    941,100         1,131,700
       Acquired customer base, net of accumulated amortization of $5,208,800
           and $4,493,500, at September 30, 2001 and June 30, 2001, respectively      3,238,600         3,953,900
       Investments                                                                    2,768,500         3,009,000
       Foreign taxes recoverable                                                      2,302,600         1,976,100
       Other assets                                                                     495,700           536,300
                                                                                   ------------      ------------
           Total other assets                                                         9,746,500        10,607,000
                                                                                   ------------      ------------
TOTAL ASSETS                                                                       $ 38,829,400      $ 48,523,600
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                            $ 10,645,900      $ 10,926,300
       Accrued expenses                                                               4,178,900         5,257,200
       Deferred revenues                                                              1,374,200         1,102,700
       Capital lease obligations - current portion                                    7,263,900         7,926,000
                                                                                   ------------      ------------
           Total current liabilities                                                 23,462,900        25,212,200

LONG-TERM LIABILITIES
       Notes payable and other long-term liabilities                                    278,700           296,400
       Deferred gain on sale of investment                                                   --         4,451,900
       Capital lease obligations, less current portion                                7,983,000         8,142,100
                                                                                   ------------      ------------
           Total long-term liabilities                                                8,261,700        12,890,400
                                                                                   ------------      ------------
TOTAL LIABILITIES                                                                    31,724,600        38,102,600
                                                                                   ------------      ------------
STOCKHOLDERS' EQUITY
       Preferred stock, convertible, $1.00 par value; 10,000,000 shares authorized, 6,449,131 issued and outstanding at both
           September 30, 2001 and June 30, 2001.                                     40,463,900        40,463,900
       Common stock, $.02 par value; 50,000,000 shares authorized, 14,276,495 shares issued and outstanding at both September 30, 2001 and
           June 30, 2001                                                                285,500           285,500
       Additional paid-in capital                                                    76,515,800        77,054,600
       Accumulated deficit                                                         (103,385,600)      (99,415,000)
       Accumulated other comprehensive loss                                          (1,522,900)       (1,118,500)
       Deferred compensation                                                         (5,251,900)       (6,849,500)
                                                                                   ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                            7,104,800        10,421,000
                                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 38,829,400      $ 48,523,600
                                                                                   ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                      September 30,
                                                                 2001               2000
                                                             --------------     -------------
REVENUES
      Dial-up                                               $    1,180,000     $   2,317,200
      Dedicated line services                                    3,162,600           792,300
      Sales to related party                                     1,994,800         3,265,700
      Web hosting and design services                              289,400           301,300
      Other                                                        403,000           814,000
                                                             --------------     -------------
          Total revenues                                         7,029,800         7,490,500

COSTS AND EXPENSES
      Cost of revenues                                           3,923,600         4,927,300
      General and administrative                                 5,859,300         6,776,900
      Sales and marketing                                          486,500           292,300
      Depreciation and amortization                              3,608,300         3,476,800
      Non-cash stock compensation                                1,058,800         2,680,100
                                                             --------------     -------------
          Total operating expenses                              14,936,500        18,153,400
                                                             --------------     -------------
          Operating loss from continuing operations             (7,906,700)      (10,662,900)

OTHER INCOME (EXPENSE)
      Interest income                                               61,900           276,500
      Interest expense                                            (598,100)          (94,600)
      Equity in loss of investee                                  (239,500)       (3,721,400)
      Deferred gain on sale of investment                        4,451,900                --
      Other                                                        (47,200)          (47,300)
                                                             --------------     -------------
          Total other income (expense)                           3,629,000       (3,586,800)

                                                             --------------     -------------
Loss from continuing operations before income taxes             (4,277,700)      (14,249,700)
Income tax benefit                                                 107,500         1,029,300
                                                             --------------     -------------
Loss from continuing operations                                 (4,170,200)      (13,220,400)
Income from discontinued operations, net of taxes                  199,600         1,911,700
                                                             --------------     -------------

      NET LOSS                                               $  (3,970,600)     $(11,308,700)
                                                             ==============     =============

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
      Continuing operations                                  $       (0.29)     $      (0.99)
      Discontinued operations                                         0.01              0.14
                                                             --------------     -------------
          Net loss                                           $       (0.28)     $      (0.85)
                                                             ==============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic and diluted                                         14,276,495        13,319,066
                                                             ==============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements

                        IFX CORPORATION AND SUBSIDIARIES
               CONDENDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                September 30,
                                                                           2001             2000
                                                                       ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (3,970,600)    $ (11,308,700)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation                                                            2,893,000         1,066,300
  Amortization                                                              715,300         2,410,500
  Deferred gain on sale of investment                                    (4,451,900)               --
  Bad debt expense, net of write-offs                                       (43,800)          340,200
  Non-cash stock compensation                                             1,058,800         2,680,100
  Equity in loss of investees                                               239,500         3,721,400
  Effect of deconsolidation of Tutopia.com, Inc.                                 --        (2,391,700)
  Change in net assets of discontinued operations                          (128,600)          389,100
  Changes in operating assets and liabilities:
    Foreign taxes recoverable                                              (368,800)         (120,900)
    Receivables                                                            (563,400)       (1,138,300)
    Due from related party                                                 (214,600)               --
    Income tax receivable                                                        --           636,600
    Prepaid expenses                                                        (10,900)         (480,400)
    Other assets                                                             30,900           451,300
    Deferred revenues                                                       294,200           (52,300)
    Liabilities related to acquisitions                                          --           356,600
    Accounts payable and accrued expenses                                  (904,700)        1,119,100
                                                                       ------------     -------------
Cash used by operating activities                                        (5,425,600)       (2,321,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                                              (2,100)               --
Purchases of property and equipment                                        (760,200)       (2,163,100)
                                                                       ------------     -------------
Cash used by investing activities                                          (762,300)       (2,163,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                 159,600            30,800
Payments of capital lease obligations                                    (1,014,900)          (34,900)
Issuance of preferred shares                                                     --        10,100,000

                                                                       ------------     -------------
Cash (used) provided by financing activities                               (855,300)       10,095,900

Effect of exchange rate changes on cash and cash equivalents                  3,700           356,500
                                                                       ------------     -------------
(Decrease) increase in cash and cash equivalents                         (7,039,500)        5,968,200
Cash and cash equivalents, beginning of period                            7,647,700        13,835,500
                                                                       ------------     -------------
Cash and cash equivalents, end of period                               $    608,200     $  19,803,700
                                                                       ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                               $    598,100     $      94,600
                                                                       ============     =============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES DISCLOSURE:

  Value of stock issued in conjunction with acquisitions               $         --     $     523,000
                                                                       ============     =============

  Acquisition of equipment through assumption of capital lease
  obligations                                                          $    617,500     $     634,300
                                                                       ============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Operating results for the interim reporting periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The condensed consolidated financial statements include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX", "IFX Networks" or the "Company"). Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2001 presentation.

All significant intercompany transactions have been eliminated in consolidation.

IFX is a region-wide provider of Internet access and value-added IP based services focused on offering network solutions including region-wide wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's POPs throughout the Latin American region, web design, web-hosting and co-location, dial-up local area network, or LAN services as well as virtual private network, or VPN services, and full technical support. IFX's network operations are based in Miami, Florida with the IFX network currently spanning over 63 cities in 14 countries: Argentina, Bolivia, Brazil, Chile, Colombia, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States.

Restricted Cash

During fiscal 2001, IFX entered into capital lease agreements for the purchase of computer equipment. In connection with certain of these capital lease agreements, the Company is required to maintain a minimum amount of cash (approximately $2.1 million at September 30, 2001) in restricted interest-bearing accounts for the terms of the respective leases.

Long-Lived Assets

In the event that facts and circumstances indicate that the costs of assets may be impaired, an evaluation of the recoverability is performed. If in the Company's view an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to estimated market value is required. The Company evaluates the possible impairment of long-lived assets by reviewing cash flows generated on a country-by-country basis, which is consistent with the way the Company's segments are reported. The Company does not believe that any significant impairment has occurred for the three months ended September 30, 2001.

Yupi Investment

During fiscal 2000, the Company sold a portion of its investment in Yupi Internet, Inc. ("Yupi") to Lee S. Casty for $5.0 million. The sale resulted in a gain to the Company of approximately $4.5 million which was deferred since the terms of the sale included certain provisions that guaranteed Mr. Casty a minimum return under certain circumstances on the Yupi shares and thus prevented immediate recognition of the gain. In August 2001, Yupi entered into a merger agreement with T1MSN which did not require that Mr. Casty receive the benefits of the minimum return provisions of the original terms of the sale. Accordingly, the Company recognized the deferred gain on the original sale of Yupi shares in the first quarter of fiscal 2002. The sale of Yupi to T1MSN resulted in net proceeds to the Company of approximately $30,000.

Computation of Earnings or Loss per Common Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of Preferred Stock. Approximately 14.8 million and 4.3 million of potentially dilutive securities have been excluded from the calculation of diluted loss per share for the three-month periods ended September 30, 2001 and 2000, respectively, since their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations," ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is currently evaluating what, if any, impact these Statements will have on its financial statements.

At the July 2001 Emerging Issues Task Force meeting the SEC staff announced that, among other things, preferred securities that are redeemable upon the occurrence of an event outside the control of the issuer, such as a change in control, are required to be classified outside of equity (EITF D-98 Classification and Measurement of Redeemable Securities). The Company is currently evaluating the impact of this EITF, which may result in the Company reclassifying its preferred stock as mezzanine debt.

Liquidity Assessment

The Company expects to utilize existing cash and cash-equivalents together with operating cash flows, funds from earn-out payments, additional funding from UBS Capital Americas as discussed below, and amounts to be paid by Tutopia.com, Inc. ("Tutopia"), to fund the Company's operations. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future could affect IFX's ability to meet its working capital, or satisfy capitalized lease obligations and other obligations. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

As discussed in a Form 8-K filed on October 22, 2001, pursuant to a Stock Purchase Agreement dated as of October 11, 2001, UBS Capital Americas III, L.P. and UBS Capital LLC (referred to herein collectively as UBS) agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX's common stock currently held by UBS in exchange for approximately 3.8 million shares of newly issued IFX Series C preferred stock. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after UBS receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference.

UBS's investment in IFX is expected to close promptly following the Company's annual meeting (which is expected to take place on December 7, 2001) and the completion of other customary closing conditions. UBS and certain other shareholders of the Company (together constituting holders of a majority of the outstanding voting shares) have entered into a voting agreement obligating them to vote in favor of this transaction. This investment will cause the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock will be convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as currently provided. This investment will also cause the conversion ratio of the approximately 4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock will be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio will not result in a beneficial conversion feature since the conversion price will remain greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature will be recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock will be amended to add the same limited participation feature as in the Series C preferred stock. As part of this transaction, IFX will also provide to UBS and the other Tutopia preferred and common shareholders the ability to exchange their equity investment in Tutopia (in which IFX holds a minority investment) for additional shares of IFX's preferred stock at a price of $3.00 per share and common stock, respectively within one year of closing. After the purchase of the Series C preferred stock, UBS will own approximately 57% of the common shares of IFX (assuming conversion of all the Company's convertible preferred stock into common stock) and will be entitled to appoint a majority of the Company's Board of Directors. After the close of this investment, IFX would have approximately 30 million shares of Common Stock outstanding if all of the Company's outstanding convertible preferred stock were converted into common stock.

In connection with the transaction described above, the Company anticipates increasing the number of shares of common stock authorized from 50 million to 60 million and increasing the number of shares of preferred stock authorized from 10 million to 20 million.

UBS has advanced $2.0 million of the $7 million previously discussed herein to IFX through November 12, 2001 and may, but is not required to, make additional advances prior to closing. The advance accrues interest at 10% per annum. At closing, the outstanding principal and accrued interest of the advances will be repaid with shares of Series C preferred stock at a price of $3.00 per share.

The Company has also received a commitment letter for a deferral of approximately $4.0 million of principal on certain of its capital lease commitments through next year. In consideration for this deferral and extension, the Company will grant to the lessor 500,000 warrants to purchase shares of the Company's common stock at $1 per share. Such warrants will be immediately exercisable and expire 10 years from date of grant.

2.   DISCONTINUED OPERATIONS

Income from discontinued operations primarily consists of amounts earned, net of related expenses, based on the financial performance of entities divested prior to July 1, 2000. Such amounts are expected to continue, depending upon the financial performance of the divested entities, through the Company's fiscal year ending June 30, 2002. In September 2000, the Company sold for $2.4 million a preference share that entitled the Company to future earn-out payments from one of the divested entities. Such amount was recognized in discontinued operations in the accompanying condensed consolidated statements of operations.

The information set forth in the remaining Notes to Condensed Consolidated Financial Statements relates to continuing operations unless otherwise specified.

3.   CAPITAL LEASE OBLIGATIONS

As of June 30, 2001, the Company did not meet a revenue covenant that required IFX to have $38 million in total revenues for fiscal 2001 versus the $32 million actually recognized during fiscal 2001. As a result, $1.6 million of long-term lease obligations were reclassified as current liabilities at June 30, 2001. As of September 30, 2001, the Company is in negotiation to attempt to obtain a waiver of this requirement. Until such waiver is obtained the Company will continue to recognize the lease obligations as current ($1.4 million at September 30, 2001).

4. INCOME TAX PROVISION

Income tax benefits consist of the utilization of net operating losses against income from discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2001 and September 30, 2001.

5. LITIGATION

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

6. SEGMENT REPORTING

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

Selected unaudited financial information for the three months ended September 30, 2001 and 2000 by segment is presented below:

                              Three months ended September 30, 2001                Three months ended September 30, 2000
                      ----------------------------------------------------------------------------------------------------------
                                           Income (Loss)                                         Loss from
                                          from continuing                                       continuing
                                         operations before                                   operations before
                            Revenues        income taxes       Total assets      Revenues       income taxes       Total assets
                      ----------------------------------------------------------------------------------------------------------
Argentina                $ 1,568,400          $    93,900      $  2,863,000   $   101,400       $    (935,700)      $ 1,419,300
Bolivia                      237,400             (246,600)          941,800       325,700            (137,500)        1,640,800
Brazil                     1,647,700             (672,600)       12,951,400     1,395,800          (1,647,500)       18,424,900
Chile                        877,600              (11,700)        2,249,800       792,400            (194,700)        4,841,900
Colombia                     274,600             (382,400)        1,367,800        39,800            (594,300)        1,135,100
Mexico                       628,700             (262,100)        4,311,500       461,300          (1,128,900)        6,970,500
Venezuela                    537,000             (219,300)        2,036,400       498,800            (314,700)        3,005,000
Central America              710,500             (501,300)        1,425,600       406,200            (585,700)        2,849,900
United States and
all other                    547,900           (2,075,600)       10,682,100     3,469,100          (8,710,700)       26,429,200
--------------------------------------------------------------------------------------------------------------------------------
Total                    $ 7,029,800          $(4,277,700)     $ 38,829,400   $ 7,490,500       $ (14,249,700)      $66,716,600
================================================================================================================================

Included in the above table are revenues from services provided to Tutopia of approximately $2.0 million and $3.3 million for the three months ended September 30, 2001 and 2000, respectively or approximately 28.4% and 43.6% of IFX's total revenues for the three months ended September 30, 2001 and 2000, respectively.

7. TUTOPIA OPERATING RESULTS

During September 2000, the Company's voting interest in Tutopia was reduced from approximately 85% to approximately 48%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method. Accordingly, the Company restated its consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

During the three-month periods ended September 30, 2001 and 2000, IFX derived approximately 28.4% and 43.6%, respectively, of its revenue from Tutopia. As of September 30, 2001, IFX has a net accounts receivable from Tutopia in the amount of approximately $1.1 million.

The unaudited operating results of Tutopia.com are as follows:

                                        Three months ended September 30,
                                          2001                   2000
                                    ----------------      ----------------
                                       (unaudited)           (unaudited)
   Revenues                         $      2,517,500      $         91,200
   Cost of Revenues                        2,747,000             4,333,200
                                    ----------------      ----------------
   Gross loss                               (229,500)           (4,242,000)

   Net loss                         $     (1,916,000)     $     (6,943,900)
                                    ================      ================

During the first quarter of fiscal 2001, the Company's investment in Tutopia was reduced to $0 under the equity method of accounting. In May 2001, IFX invested an additional $3.1 million in Tutopia. For the three-month period ended September 30, 2001, IFX expensed $0.2 million of losses related to its proportionate share of Tutopia's losses.

Selected financial information from Tutopia's unaudited balance sheet:

                                        September 30, 2001
                                       ----------------------
                                            (unaudited)
      Current assets                   $           3,709,800
      Total assets                                 5,007,000
      Current liabilities                          2,015,800
      Total liabilities                            2,015,800
      Stockholder's equity             $           2,991,200

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's statement of position and results of operations include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX," "IFX Networks" or the "Company").

In addition, during September 2000, the Company's voting interest in Tutopia fell below 50%. As a result, the Company deconsolidated Tutopia and began accounting for its investment under the equity method. Accordingly, the Company restated its fiscal 2000 consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended June 30, 2001. The information provided below should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

The following table sets forth the percentage of revenues represented by certain items in the Company's condensed consolidated statement of operations, for the following periods:


                                                             Three Months Ended
                                                                September 30,
                                                             2001           2000
                                                         ------------    ----------

Dial-up                                                         16.8%          30.9%
Dedicated line services                                         45.0           10.6
Web hosting and design services                                  4.1            4.0
Sales to related party                                          28.4           43.6
Other                                                            5.7           10.9
                                                         -----------     ----------
TOTAL REVENUES                                                 100.0          100.0

Cost of revenues                                                55.8           65.8
                                                         -----------     ----------
Gross profit                                                    44.2           34.2

General and administrative                                      83.3           90.5
Sales and marketing                                              6.9            3.9
Depreciation and amortization                                   51.3           46.4
Non-cash stock compensation                                     15.1           35.8
                                                         -----------     ----------
                                                               156.6          176.6
                                                         -----------     ----------

         Operating loss from continuing operations            (112.4)        (142.4)
                                                         -----------     ----------

OTHER INCOME (EXPENSE):                                        (51.6)         (47.9)
                                                         -----------     ----------

Loss from continuing operations before income taxes            (60.8)        (190.3)
Income tax benefit                                               1.5           13.7
                                                         -----------     ----------
Loss from continuing operations                                (59.3)        (176.6)
Income from discontinued operations, net of taxes                2.8           25.5
                                                         -----------     ----------
      Net loss                                                 (56.5)%       (151.1)%
                                                         ===========     ===========

CONTINUING OPERATIONS

Revenues


IFX provides Internet access service to customers under contracts that typically range from one month for dial-up access services to one year or more for dedicated access services. IFX also derives revenues by providing wholesale Internet access to businesses that resell such access on a branded or private label basis. Fees for wholesale access are generally billed on a monthly basis after services are rendered and such fees are calculated on a per port basis or a per hour basis. Wholesale Internet access service revenues are recognized in the period in which the services are provided.

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

For the three-months ended September 30, 2001, total revenues decreased to $7.0 million from $7.5 million, a decrease of $0.5 million or 6.2% from the same period in fiscal 2000. Revenue relating to dial-up services decreased to $1.2 million for the first quarter of fiscal 2002 as compared to $2.3 million for the same period during fiscal 2001, a decrease resulting from the Company's pursuit of its business strategy of focusing on business clients and not individual dial-up consumers. Revenues from dedicated line services increased by $2.4 million to $3.2 million for the three-month period ended September 30, 2001 as compared to the same period for the preceding fiscal year. Web hosting and design services revenue for the first quarter of fiscal 2002 and fiscal 2001 was approximately $0.3 million. Services provided to Tutopia, a related party, resulted in approximately $2.0 million in revenues, or a decrease of $1.3 million during the first quarter of fiscal 2002 as compared to the same period of fiscal 2001, a decrease attributable to reduced rates per hour of usage. In addition, the Company is currently in the process of renegotiating its network services agreement with Tutopia to include, among other changes, a decrease in the monthly minimum connectivity charge from $1 million to $650,000. The revised agreement is expected to be effective as of July 1, 2001. Other revenues decreased to $0.4 million for the quarter ended September 30, 2001 as compared to $0.8 million for the quarter ended September 30, 2000.

Costs of Revenues

     IFX Network's costs of revenues primarily consist of costs incurred to carry customer traffic to and over the Internet. IFX leases lines that connect the Company's POPs to IFX's national hubs. The Company pays third party network providers for transit that allows IFX Networks to transmit the Company's customers' information to or from the Internet. IFX also has other recurring telecommunications costs, including the cost of local telephone lines that customers use to reach IFX Network's POPs and access the Company's services, and satellite bandwidth costs to connect the national hubs to the Internet backbone. Management expects operating costs from providing Internet services to increase as capacity is increased to meet customer demand. The Company expects that costs of revenues will decline as a percentage of revenues as IFX expands the Company's network facilities under long-term leases.

As a percentage of total revenues, cost of revenues decreased to 55.8% for the three-month period ended September 30, 2001 as compared to 65.8% for the three-month period ended September 30, 2000. The decrease in cost of revenues results from management's continued efforts to increase efficiencies of the Company's use of its equipment as well as solidifying IFX's network throughout Latin America resulting in the reduction of third party costs.

General and Administrative Expenses

IFX's general and administrative expenses are comprised primarily of compensation costs. Compensation costs include salaries, related benefits and bonuses. Other general and administrative expenses include the costs of travel, rent, utilities, telecommunications, insurance and professional fees.

General and administrative expenses decreased to $5.9 million for the quarter ended September 30, 2001 as compared to $6.8 million for the quarter ended September 30, 2000. The decrease is primarily due to increased efficiencies and cost reduction efforts. As a percentage of total revenues, general and administrative expenses decreased to 83.3% for the three-month period ended September 30, 2001 from 90.5% for the three-month period ended September 30, 2000.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, advertising costs, distribution costs and related production costs. Sales and marketing expenses were $0.5 million and $0.3 million for the three-month periods ended September 30, 2001 and 2000, respectively. Sales commissions increased primarily as a result of the Company's increased dedicated sales.

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

     Depreciation and amortization expense increased to $3.6 million from $3.5 million for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000. The increase is a direct result of additional depreciation expense related to the acquisition of fixed assets offset by decreased amortization of acquired customer base due to the Company recognizing a $10.9 million impairment charge of acquired customer base during the fourth quarter of fiscal year 2001.

Non-Cash Stock Compensation Expense

For the three-months ended September 30, 2001, the Company recorded non-cash stock compensation of $1.1 million as compared to the $2.7 million expensed during the three-month period ended September 30, 2000. This decrease resulted from non-cash stock compensation related to acquisitions of $1.2 million recorded in September 2000. In addition, the amortization of deferred compensation expense decreased by $0.3 million as a result of employee separations.

Other Income/(Expense)

During the three-month period ended September 30, 2001, IFX had other income of $3.6 million as compared to other expense of $3.6 million for the three-month period ended September 30, 2000. Other income for the quarter ended September 30, 2001 is primarily attributable to recognition of $4.5 million deferred gain on sale of the Company's investment in Yupi Internet, Inc. In addition, the Company incurred interest expense of $0.6 million and realized a loss on equity investees of $0.2 million during the quarter ended September 30, 2001. The $3.6 million in other expense during the three-month period ended September 30, 2000 is primarily attributable to the treatment of Tutopia as an equity investee rather than as a consolidated subsidiary.

Income tax benefit

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2001 and September 30, 2001.

Income from discontinued operations, net

For the three-month period ended September 30, 2001, the Company had income from discontinued operations of approximately $0.2 million, net of taxes, as compared to $1.9 million earned for the three-month period ended September 30, 2000. The decrease in 2001 from 2000 was related to the September 2000 sale for $2.4 million of the Company's preference share of a divested entity, thereby reducing future earn-out payments.

FINANCIAL CONDITION

Liquidity and Capital Resources

For the three-month period ended September 30, 2001, cash used by operating activities was approximately $5.4 million compared to $2.3 million for the three-month period ended September 30, 2000. Cash used by operating activities is mainly related to the connectivity expenses of the Company's network, operating leases, payroll and advertising. IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of September 30, 2001, the Company had approximately $0.6 million in unrestricted cash and equivalents.


For the three month period ended September 30, 2001, cash used by investing activities was approximately $0.8 million compared to cash used in investing activities of $2.2 million for the same period in fiscal 2001. A majority of the cash used in investing activities relates to approximately $0.8 million of acquisitions in property and equipment.

For the three-month period ended September 30, 2001, cash used by financing activities was approximately $0.9 million compared to $10.1 million of cash provided by financing activities during the three-month period ended September 30, 2000. Cash of approximately $1.0 million was used for payments of capital lease obligations and $0.2 million was increased in notes payable. Cash provided by financing activities in the prior year included the $10.1 million sale of preferred stock.

In connection with certain of its capital lease agreements, the Company is required to maintain cash of $2.1 million in restricted interest-bearing accounts. In addition, certain capital lease agreements contain covenants that require the Company to maintain operating ratios, limitations on debt and a minimum level of total revenues. At June 30, 2001, IFX did not meet a revenue covenant that required the Company to have $38 million in total revenues for fiscal 2001 versus the $32 million actually recognized. As a result, $1.4 million of long-term lease obligations have been reclassified as current liabilities. The Company is negotiating to attempt to obtain a waiver of this requirement at September 30, 2001.

At September 30, 2001, the Company had a working capital deficit of $16.0 million. The Company has also incurred significant operating losses and operating cash flow deficiencies during the past several fiscal years. As a result, the Company is dependent on funding from outside sources and existing shareholders to meet its ongoing commitments and obligations. As discussed in a Form 8-K filed on October 22, 2001, pursuant to a Stock Purchase Agreement dated as of October 11, 2001, UBS agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX's common stock currently held by UBS in exchange for approximately 3.8 million shares of newly issued IFX Series C preferred stock. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after UBS receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference.

UBS's investment in IFX is expected to close promptly following the Company's annual meeting (which is expected to take place on or before December 7, 2001) and the completion of other customary closing conditions. UBS and certain other shareholders of the Company (together constituting holders of a majority of the outstanding voting shares) have entered into a voting agreement obligating them to vote in favor of this transaction. This investment will cause the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock will be convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as currently provided. This investment will also cause the conversion ratio of the approximately 4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock will be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio of the Series B preferred stock will not result in a beneficial conversion feature since the conversion price will remain greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature will be recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock will be amended to add the same limited participation feature as in the Series C preferred stock. As part of this transaction, IFX will also provide to UBS and the other Tutopia preferred and common shareholders the ability to exchange their equity investment in Tutopia.com, Inc. (in which IFX holds a minority investment) for additional shares of IFX's preferred stock within one year of closing. After the purchase of the Series C preferred stock, at a price of $3.00 per share and common stock, respectively UBS will own approximately 57% of the shares of IFX (assuming conversion of all the Company's convertible preferred stock into common stock) and will be entitled to appoint a majority of the Company's Board of Directors. After the close of this investment, IFX would have approximately 30 million shares of Common Stock outstanding if all of the Company's outstanding convertible preferred stock were converted into common stock.

In connection with the transaction described above, the Company anticipates increasing the number of shares of common stock authorized from 50 million to 60 million and increasing the number of shares of preferred stock authorized from 10 million to 20 million.

UBS has advanced $2.0 million of the $7 million discussed above to IFX through November 12, 2001 and may, but is not required to, make additional advances prior to closing. The advance accrues interest at 10% per annum. At closing, the outstanding principal and accrued interest of the advances will be repaid with shares of Series C preferred stock at a price of $3.00 per share.

The Company has also received a commitment letter for a deferral of approximately $4.0 million of principal on certain of its capital lease commitments through November 2002. In consideration for this deferral and extension, the Company will grant to the lessor 500,000 warrants to purchase shares of the company's common stock at $1 per share. Such warrants will be immediately exercisable and expire ten years from date of grant. As of September 30, 2001, such warrants have not been granted to the lessor.

In the past, the Company has raised funds through the issuance of debt and equity securities. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future could affect IFX's ability to meet its working capital requirements, or satisfy capitalized lease and other obligations. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

Shares of the Company's common stock are currently listed on the NASDAQ SmallCap Market. Due to the decline in the price of the Company's common stock, trading of such shares could be suspended or the Company's shares could be delisted from the NASDAQ due to their minimum trading requirements, particularly if the Company's stock price is below $1.00 per share for a prolonged period or certain financial requirements imposed by NASDAQ are not met. However, NASDAQ has announced that it has suspended enforcement of these minimum-trading requirements until January 2, 2002. If trading of the Company's common stock were to be suspended or the Company's shares were delisted from the NASDAQ system, it would be much more difficult to dispose of common stock or obtain accurate quotations as to the price of the securities. This in turn could make it more difficult to make future convertible debt or equity offerings.

Forward-Looking Statements

The statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "intends," "plans," "continue," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISP's, the revenue and profitability levels of the ISP's in which the Company invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISP's, the liquidity accounts of the Company, and other matters contained herein regarding matters that are not historical facts, are only predictions. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considers reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person that these estimates and projections will be realized, and actual results may vary materially.

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

Interest Rate Risk

The Company's short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in market interest rates should not significantly affect the value of the Company's investments.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Annual Meeting of Stockholders of IFX Corporation will be held at the offices of the Company, 15050 N.W. 79 Court, Suite 200, Miami Lakes, Florida 33016 at 10:00 a.m. local time on December 7, 2001 for the following purposes:

     1. To approve the amendment of the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock and preferred stock of the Company;

     2. To approve the issuance of additional shares of stock of the Company, the "New Stock";

     3. To approve amendments to the Certificates of Designation of the Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock;

     4.  To elect eight directors to the Board of Directors;

     5. To ratify the appointment of Ernst & Young LLP as independent auditors for the Company's fiscal year ending June 30, 2002; and

     6. To transact such other business as may properly come before the meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K

The Company filed a report on Form 8-K on October 22, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IFX CORPORATION
--------------------------------------
     (Registrant)



  Dated:  November 14, 2001            By: /S/   MICHAEL SHALOM
                                                -------------------------------
                                                 Michael Shalom
                                                 Chief Executive Officer

  Dated:  November 14, 2001            By: /S/   JOSE LEIMAN
                                                 ------------------------------
                                                 Jose Leiman
                                                 Chief Financial Officer