Form 10-Q
period 2001-12-31
IFX CORP
filed 2002-02-19
CIK 792861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

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

                         15050 NW 79th Court, Ste. 200
                          Miami Lakes, Florida 33016
             (Address of principal executive officers) (Zip code)
          ----------------------------------------------------------

                                (305) 512-1100
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: $.02 Par Value, 14,276,495 shares outstanding as of February 7, 2002.

IFX CORPORATION AND SUBSIDIARIES


PART 1    FINANCIAL INFORMATION                                             PAGE

Item 1    Financial Statements
            Condensed consolidated balance sheets as of December 31,
            2001 (unaudited) and June 30, 2001                                3

            Condensed consolidated statements of operations (unaudited)
            for the three and six months ended December 31, 2001 and 2000     4

            Condensed consolidated statements of cash flows (unaudited)
            for the six months ended December 31, 2001 and 2000               5

            Notes to condensed consolidated financial statements (unaudited)  6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3    Quantitative and Qualitative Disclosures about Market Risk         20

PART II   OTHER INFORMATION

Item 6    Exhibits and reports on Form 8-K                                   20

            (a) Exhibits

            (b) Reports on Form 8-K

SIGNATURES                                                                   21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,          June 30,
                                                                        2001                 2001
                                                                   ---------------       -------------
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $     510,300       $    7,647,700
  Restricted cash                                                       1,302,700              981,400
  Receivables, net of allowance for doubtful
    accounts of $1,721,200 and $1,955,800 at December 31, 2001
    and June 30, 2001, respectively                                     2,731,600            2,692,400
  Due from related party                                                1,396,700              910,500
  Net assets of discontinued operations                                 1,879,000              138,900
  Prepaid expenses                                                        848,800            1,261,200
                                                                    -------------       --------------
     Total current assets                                               8,669,100           13,632,100

PROPERTY AND EQUIPMENT, NET                                            27,920,600           24,284,500

OTHER ASSETS
  Restricted cash - non-current                                           814,100            1,131,700
  Acquired customer base, net of accumulated amortization of
    $4,391,400 and $4,493,500, at December 31, 2001 and
    June 30, 2001, respectively                                         1,853,000            3,953,900
  Investments                                                           2,492,500            3,009,000
  Foreign taxes recoverable                                             1,621,400            1,976,100
  Other assets                                                            526,600              536,300
                                                                    -------------       --------------
     Total other assets                                                 7,307,600           10,607,000
                                                                    -------------       --------------
TOTAL ASSETS                                                        $  43,897,300       $   48,523,600
                                                                    =============       ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $  11,773,100       $   10,926,300
  Accrued expenses                                                      4,618,600            5,257,200
  Convertible notes payable                                             4,600,000                  --
  Deferred revenues                                                     1,744,500            1,102,700
  Capital lease obligations - current portion                          10,010,000            7,926,000
                                                                    -------------       --------------
     Total current liabilities                                         32,746,200           25,212,200

LONG-TERM LIABILITIES
  Other long-term liabilities                                             259,900              296,400
  Deferred gain on sale of investment                                         --             4,451,900
  Capital lease obligations, less current portion                      10,615,600            8,142,100
                                                                    -------------       --------------
     Total long-term liabilities                                       10,875,500           12,890,400
                                                                    -------------       --------------
TOTAL LIABILITIES                                                      43,621,700           38,102,600
                                                                    -------------       --------------


REDEEMABLE PREFERRED STOCK
  Preferred stock, convertible, $1.00 par value;
    10,000,000 shares authorized, 6,449,131 issued
    and outstanding at both December 31, 2001 and June 30, 2001        40,463,900           40,463,900

STOCKHOLDERS' EQUITY
  Common stock, $.02 par value; 50,000,000 shares authorized,
     14,276,495 shares issued and outstanding at both
     December 31, 2001 and June 30, 2001                                  285,500              285,500
  Additional paid-in capital                                           76,476,700           77,054,600
  Accumulated deficit                                                (110,762,200)         (99,415,000)
  Accumulated other comprehensive loss                                 (2,015,800)          (1,118,500)
  Deferred compensation                                                (4,172,500)          (6,849,500)
                                                                    -------------       --------------
 TOTAL STOCKHOLDERS' EQUITY                                           (40,188,300)         (30,042,900)
                                                                    -------------       --------------


TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY                                              $  43,897,300       $   48,523,600
                                                                    =============       ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                               2001               2000                2001               2000
                                           -------------     --------------     ---------------     --------------
REVENUES
   Dial-up                               $    1,123,600   $     1,470,800   $      2,303,600   $     3,788,000
   Dedicated line services                    3,467,400         1,493,100          6,630,000         2,285,400
   Sales to related party                     1,994,600         4,551,000          3,989,400         7,816,700
   Web hosting and design services              276,300           330,800            565,700           632,100
   Other                                        556,200           482,400            959,200         1,296,400
                                         --------------   ---------------   ----------------   ---------------
        Total revenues                        7,418,100         8,328,100         14,447,900        15,818,600

   Cost of revenues                           3,799,200         5,386,400          7,722,800        10,313,700
                                         --------------   ---------------   ----------------   ---------------
   Gross profit                               3,618,900         2,941,700          6,725,100         5,504,900

   General and administrative                 6,521,000         7,407,300         12,380,300        14,184,200
   Sales and marketing                          345,300         1,536,000            831,800         1,828,300
   Depreciation and amortization              3,311,000         3,953,400          6,919,300         7,430,200
   Non-cash stock compensation                1,040,200         1,109,800          2,099,000         3,789,900
   Impairment of acquired customer base         670,200                --            670,200                --
                                         --------------   ---------------   ----------------   ---------------
        Total operating expenses             11,887,700        14,006,500         22,900,600        27,232,600
                                         --------------   ---------------   ----------------   ---------------
        Operating loss from continuing
          operations                         (8,268,800)      (11,064,800)       (16,175,500)      (21,727,700)

OTHER INCOME (EXPENSE)
   Interest income                               20,000           183,200             81,900           459,700
   Interest expense                            (633,300)         (223,000)        (1,231,400)         (317,600)
   Loss in equity of investee                  (276,000)               --           (515,500)       (3,721,400)
   Gain on sale of investment                        --                --          4,451,900                --
   Other                                        (76,500)          109,900           (123,700)           62,600
                                         --------------   ---------------   ----------------   ---------------
        Total other income (expense)           (965,800)           70,100          2,663,200        (3,516,700)
                                         --------------   ---------------   ----------------   ---------------
Loss from continuing operations before
 income taxes                                (9,234,600)      (10,994,700)       (13,512,300)      (25,244,400)
Income tax benefit                              650,300           213,200            757,800         1,242,500
                                         --------------   ---------------   ----------------   ---------------
Loss from continuing operations              (8,584,300)      (10,781,500)       (12,754,500)      (24,001,900)
Income from discontinued operations,
 net of taxes                                 1,207,700           395,800          1,407,300         2,307,500
                                         --------------   ---------------   ----------------   ---------------
   NET LOSS                              $   (7,376,600)  $   (10,385,700)  $    (11,347,200)  $   (21,694,400)
                                         ==============   ===============   ================   ===============

BASIC AND DILUTED LOSS PER SHARE
   Continuing operations                 $        (0.60)  $         (0.79)  $          (0.89)  $         (1.78)
   Discontinued operations                         0.08              0.03               0.10              0.17
                                         --------------   ---------------   ----------------   ---------------
        Net loss                         $        (0.52)  $         (0.76)  $          (0.79)  $         (1.61)
                                         ==============   ===============   ================   ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
   Basic and diluted                         14,276,495        13,628,972         14,276,495        13,473,444
                                         ==============   ===============   ================   ===============




The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                2001                          2000
                                                                           ---------------              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $    (11,347,200)           $     (21,694,400)

Adjustments to reconcile net loss to net cash used by
 operating activities:
   Depreciation                                                                 5,488,600                    2,617,500
   Amortization                                                                 1,430,700                    4,812,700
   Deferred gain on sale of investment                                         (4,451,900)                          --
   Bad debt expense, net of write-offs                                           (175,000)                     789,400
   Non-cash stock compensation                                                  2,099,000                    3,789,900
   Impairment of acquired customer base                                           670,200                           --
   Equity in loss of investees                                                    515,500                    3,721,400
   Effect of deconsolidation of Tutopia.com, Inc.                                      --                   (2,391,700)
   Change in net assets of discontinued operations                             (1,740,100)                     141,700
   Changes in operating assets and liabilities:
      Foreign taxes recoverable                                                  (331,200)                     (61,500)
      Receivables                                                                (753,400)                  (1,717,400)
      Due from related party                                                     (499,100)                          --
      Income tax receivable                                                            --                      636,600
      Prepaid expenses                                                            383,400                     (130,300)
      Other assets                                                                (42,200)                     424,200
      Deferred revenues                                                           649,000                      296,500
      Accounts payable and accrued expenses                                       377,100                      987,000
                                                                         ----------------            -----------------
Cash used by operating activities                                              (7,726,600)                  (7,778,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                                                    (3,700)                    (850,000)
Acquisitions, primarily customer base                                                  --                     (456,600)
Purchases of property and equipment                                            (2,076,600)                  (5,329,600)
                                                                         ----------------            -----------------
Cash used by investing activities                                              (2,080,300)                  (6,636,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                4,600,000                      123,700
Payments of capital lease obligations                                          (1,875,900)                    (623,900)
Issuance of preferred shares                                                           --                   10,100,000
                                                                         ----------------            -----------------
Cash provided by financing activities                                           2,724,100                    9,599,800

Effect of exchange rate changes on cash and cash equivalents                      (54,600)                     428,900
                                                                         ----------------            -----------------
Decrease in cash and cash equivalents                                          (7,137,400)                  (4,385,900)
Cash and cash equivalents, beginning of period                                  7,647,700                   13,835,500
                                                                         ----------------            -----------------
Cash and cash equivalents, end of period                                 $        510,300            $       9,449,600
                                                                         ================            =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                $      1,231,400            $         317,600
                                                                         ================            =================

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES DISCLOSURE:

   Acquisition of equipment through assumption of capital
   lease obligations                                                     $      7,760,000            $       2,753,900
                                                                         ================            =================

   Value of stock issued in conjunction with acquisitions                $             --            $       2,042,000
                                                                         ================            =================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
                                  (Unaudited)


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

The condensed consolidated financial statements include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX", "IFX Networks" or the "Company"). Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2001 presentation. All significant intercompany transactions have been eliminated in consolidation.

IFX is a region-wide provider of Internet access and value-added IP based services focused on offering network solutions including region-wide, wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's POPs throughout the Latin American region, web design, web-hosting and co-location, dial-up local area network, or LAN services as well as virtual private network, or VPN services, and full technical support. IFX's network operations are based in Miami, Florida with the IFX network currently spanning over 60 cities in 13 countries: Argentina, Brazil, Chile, Colombia, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States.

Restricted Cash

During fiscal 2001, IFX entered into capital lease agreements for the purchase of computer equipment. In connection with certain of these capital lease agreements, the Company is required to maintain a minimum amount of cash ($2.1 million at December 31, 2001) in restricted interest-bearing accounts for the terms of the respective leases.

Long-Lived Assets

In the event that facts and circumstances indicate that the costs of assets may be impaired, an evaluation of the recoverability of such assets is performed. If in the Company's view an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to estimated market value is required. The Company evaluates the possible impairment of long-lived assets by reviewing cash flows generated on a country-by-country basis, which is consistent with the way the Company's segments are reported.

In accordance with SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed of" the Company recorded an impairment charge of approximately $0.7 million during the three-month period ended December 31, 2001. The impairment charge was related to the partial sale of the Company's dial-up customers in Brazil and is more fully discussed in Note 8.

Yupi Investment

During fiscal 2000, the Company sold a portion of its investment in Yupi Internet, Inc. ("Yupi") to Lee S. Casty (a shareholder of the Company) for $5.0 million. The sale resulted in a gain to the Company of approximately $4.5 million which was deferred for reporting purposes since the terms of the sale included certain provisions that potentially guaranteed Mr. Casty a minimum return on the Yupi shares under certain circumstances and thus prevented immediate recognition of the gain. In August 2001, Yupi entered into a merger agreement with T1MSN Corp. that resulted in net proceeds to the Company of approximately $30,000 and negated the minimum return provisions of the original terms of the sale to Mr. Casty. Accordingly, during the first quarter of fiscal 2002, the Company recognized the deferred gain on the sale of the Yupi shares to Mr. Casty.

Comprehensive Income

During the three month period ended December 31, 2001 and 2000, the Company's comprehensive loss was $7.9 and $10.3 million, respectively compared with net loss of $7.4 million and $10.4 million, respectively. During the six-month period ended December 31, 2001 and 2000, the Company's comprehensive loss was $12.2 and $21.3 million, respectively compared with net loss of $11.3 million and $21.7 million, respectively. The primary difference between comprehensive and net loss was due to foreign currency translation adjustments.

Computation of Earnings or Loss per Common Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of Preferred Stock. Approximately 14.8 million and 4.3 million shares of potentially dilutive securities have been excluded from the calculation of diluted loss per share for the six-month periods ended December 31, 2001 and 2000, respectively, since their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is currently evaluating what, if any, impact these statements will have on its financial statements.

Preferred Stock

At the July 2001 Emerging Issues Task Force meeting, the SEC staff announced that, among other things, preferred securities that are redeemable upon the occurrence of an event outside the control of the issuer, such as a change in control, are required to be classified outside of equity (EITT D-98 Classification and Measurement of Redeemable Securities). The Company has determined that its preferred stock would be redeemable under certain circumstances that are beyond its control. As a result, the Company, reclassified its preferred stock from Stockholders' Equity to Redeemable Preferred Stock for both periods ending December 31, 2001 and 2000.

Liquidity Assessment

The Company expects to utilize existing cash and cash-equivalents together with operating cash flows, funds from earn-out payments, additional funding from UBS Capital Americas as discussed below, and amounts to be paid by Tutopia.com, Inc. ("Tutopia"), to fund the Company's operations. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future would affect IFX's ability to meet its working capital needs, or satisfy capitalized lease and other obligations. In addition, cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

As discussed in a Form 8-K filed on October 22, 2001, pursuant to a Stock Purchase Agreement dated as of October 11, 2001, UBS Capital Americas III, L.P. and UBS Capital LLC (referred to herein collectively as "UBS") agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX's common stock currently held by UBS in exchange for approximately 3.8 million shares of newly issued IFX Series C preferred stock. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after UBS receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference.

Pending the closing of the Series C preferred round, UBS advanced funds to the Company in exchange for 10 percent convertible notes which will be automatically converted to Series C preferred shares on closing. UBS has funded $4.6 million as of December 31, 2001 ($5.5 million through February 10, 2002). Certain of the 10% convertible notes were due on December 11, 2001. The Company has received a deferral of payment until March 31, 2002. The Series C round is expected to close during the Company's quarter ending March 31, 2002. This investment will cause the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock will be convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as currently provided. This investment will also cause the conversion ratio of the approximately 4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock would be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio will not result in a beneficial conversion feature since the conversion price will remain greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature will be recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock will be amended to add the same limited participation feature as in the Series C preferred stock. As part of this transaction, IFX will also provide to UBS and the other Tutopia preferred and common shareholders the ability to exchange their equity investment in Tutopia (in which IFX holds a minority investment) for additional shares of IFX's preferred stock at a price of $3.00 per share within one year of closing. After the purchase of the Series C preferred stock, UBS will own approximately 57% of the common shares of IFX (assuming conversion of all the Company's convertible preferred stock into common stock) and therefore UBS will be entitled to appoint a majority of the Company's Board of Directors. After the close of this investment, IFX would have approximately 30 million shares of Common Stock outstanding if all of the Company's outstanding convertible preferred stock were converted into common stock.

In connection with the transaction described above, the Company anticipates increasing the number of shares of authorized common stock from 50 million to 60 million and increasing the number of shares of authorized preferred stock from 10 million to 20 million. Such increase has already been approved by the Company's shareholders.

The Company is currently negotiating with UBS, International Technology Investments ("ITI") and Lee Casty (all current shareholders of the Company) to increase their investments in the Company. The parties intend that these investors will invest a total of $5 million and surrender IFX stock in exchange for IFX convertible Series D participating preferred stock priced at $1.20 per share and convertible to two shares of IFX common stock for each share of Series D preferred stock. It is anticipated that each share of preferred stock will have a liquidation preference of $6.00 per share and will also participate with the holders of common stock after the Series D holder receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D preferred stock after taking into account the participation feature is limited to 3-1/2 times the stated preference. As part of this transaction, the parties intend that in addition to the cash investment of approximately $3.3 million, UBS will surrender 750,000 share of its Series C preferred stock in exchange for 1,875,000 shares of newly issued Series D preferred stock. In addition, ITI and Mr. Casty will each invest approximately $0.8 million and surrender approximately 340,000 IFX common shares in exchange for approximately 170,000 of newly issued shares of Series D preferred stock.

At December 31, 2001, the Company had received a commitment letter from a lessor for a deferral of approximately $4.0 million of principal on certain of its capital lease commitments. As an alternative to the deferral, the Company is negotiating with the lessor to purchase the leased equipment for a reduced amount and a complete retirement of lease obligations owed to the lessor. In consideration of the extinguishment of approximately $9 million in capital lease obligations, the Company is negotiating to pay the Lessor approximately $2 million in addition to granting the lessor 500,000 warrants allowing the lessor to purchase shares of the Company's common stock at $1 per share that will be immediately exercisable and expire 10 years from date of grant.

2. DISCONTINUED OPERATIONS

Income from discontinued operations primarily consists of amounts earned, net of related expenses, based on the financial performance of entities divested prior to July 1, 2000. During the quarter ended December 31, 2001, the Company earned its final payment under the Company's earn-out agreement with EDF & Man International, Inc. The Company will not receive future income from discontinued operations. Such amounts have been recognized in discontinued operations in the accompanying condensed consolidated statements of operations.

The information set forth in the remaining Notes to Condensed Consolidated Financial Statements relates to continuing operations unless otherwise specified.

3. LEASE OBLIGATIONS

As of June 30, 2001, the Company did not meet an equipment lease revenue covenant that required IFX to have $38 million in total revenues for fiscal 2001 versus the $32 million actually recognized, resulting in the lessor asserting a default under the lease agreement. As of December 31, 2001, the Company was negotiating to attempt to obtain a waiver of this requirement and a restructuring of lease payments. Until such waiver and restructuring is obtained, the Company will continue to recognize all the lease obligations as current ($2.4 million at June 30 and December 31, 2001).

On October 1, 2001, the Company entered into a capital lease agreement to lease network capacity infrastructure through a 15 year indefeasible right of use
(IRU) with payments due over 36 months. As of December 31, 2001, the Company had activated two of the three available STM-1s under this agreement. The STM-1s are being amortized on a straight-line basis over ten years.

4. INCOME TAX PROVISION

Income tax benefits consist of the utilization of net operating losses against income from discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2001 and December 31, 2001.

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

6. SEGMENT REPORTING

The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Brazil, Chile, Colombia, Mexico, Venezuela, Central America and the United States and all other. All of the segments provide Internet-related network services. The Company evaluates performance based on results of operations before income taxes excluding interest income and expense, income (loss) from investees accounted for under the equity method, and gains or losses from securities and other investments.

Selected unaudited financial information for the three months ended December 31, 2001 and 2000 by segment is presented below:

                           Three Months Ended December 31, 2001                Three Months Ended December 31, 2000
                    ------------------------------------------------      ------------------------------------------------
                                    Income (Loss) from
                                        continuing                                     Loss from continuing
                                     operations before                                   operations before
                      Revenues         income taxes      Total assets      Revenues        income taxes       Total assets
                    -----------    -------------------   ------------     -----------  --------------------   ------------
Argentina            $1,557,800       $    91,300        $ 1,301,600       $1,191,800      $   (223,800)       $ 2,248,800
Brazil                1,661,700          (779,000)        12,446,700        1,219,900        (1,595,100)        18,044,500
Chile                   939,700            79,400          2,239,200        1,029,900          (142,100)         5,694,500
Colombia                796,100           (12,600)         1,544,900          809,800           (84,800)         1,879,000
Mexico                  664,700          (465,200)         3,521,700        1,157,700          (749,700)         6,909,900
Venezuela               598,000          (326,700)         1,976,600          678,900          (671,900)         2,839,100
Central America         728,400          (392,600)         1,423,400          509,400          (718,700)         2,943,200
United States and
 all other              471,700        (7,429,200)        19,443,200        1,730,700        (6,808,600)        19,162,400
                     ----------       -----------        -----------       ----------      ------------        -----------
Total                $7,418,100       $(9,234,600)       $43,897,300       $8,328,100      $(10,994,700)       $59,721,400
                     ==========       ===========        ===========       ==========      ============        ===========

Included in the above table are revenues from services provided to Tutopia of approximately $2.0 million and $4.6 million for the three months ended December 31, 2001 and 2000, respectively or approximately 26.9% and 54.6% of IFX's total revenues for the three months ended December 31, 2001 and 2000, respectively.

Selected unaudited financial information for the six months ended December 31, 2001 and 2000 by segment is presented below:

                           Six Months Ended December 31, 2001                  Six Months Ended December 31, 2000
                    ------------------------------------------------      ------------------------------------------------
                                    Income (Loss) from
                                        continuing                                     Loss from continuing
                                     operations before                                   operations before
                      Revenues         income taxes      Total assets      Revenues        income taxes       Total assets
                    -----------    -------------------   ------------     -----------  --------------------   ------------
Argentina            $ 3,126,200      $    185,200       $ 1,301,600       $ 1,293,200     $ (1,159,500)       $ 2,248,800
Brazil                 3,309,400        (1,451,600)       12,446,700         2,615,700       (3,242,600)        18,044,500
Chile                  1,817,300            67,700         2,239,200         1,822,300         (336,800)         5,694,500
Colombia               1,070,700          (395,000)        1,544,900           849,600         (679,100)         1,879,000
Mexico                 1,293,400          (727,300)        3,521,700         1,619,000       (1,878,600)         6,909,900
Venezuela              1,135,000          (546,000)        1,976,600         1,177,700         (986,600)         2,839,100
Central America        1,438,900          (893,900)        1,423,400           915,600       (1,304,400)         2,943,200
United States and
 all other             1,257,000        (9,751,400)       19,443,200         5,525,500      (15,656,800)        19,162,400
                     -----------      ------------       -----------       -----------     ------------        -----------
Total                $14,447,900      $(13,512,300)      $43,897,300       $15,818,600     $(25,244,400)       $59,721,400
                     ===========      ============       ===========       ===========     ============        ===========

Included in the above table are revenues from services provided to Tutopia of approximately $4.0 million and $7.8 million for the six months ended December 31, 2001 and 2000, respectively or approximately 27.6% and 49.4% of IFX's total revenues for the six months ended December 31, 2001 and 2000, respectively.

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

The unaudited operating results of Tutopia are as follows:

                                     Three Months Ended                             Six Months Ended
                                         December 31,                                  December 31,
                                    2001            2000                        2001                2000
                                ------------     -----------                ------------        ------------
                                 (unaudited)     (unaudited)                 (unaudited)        (unaudited)
Revenues                        $ 2,966,000      $   169,200                 $ 5,483,500        $    260,100
Cost of Revenues                  3,210,400        5,295,900                   5,957,400           9,622,000
                                -----------      -----------                 -----------        ------------
Gross loss                         (244,400)      (5,126,700)                   (473,900)         (9,361,900)

Net loss                        $(2,208,000)     $(7,116,200)                $(4,124,000)       $(14,067,000)
                                ===========      ===========                 ===========        ============

During the first quarter of fiscal 2001, the Company's carrying value of its investment in Tutopia was reduced to $0 under the equity method of accounting. In May 2001, IFX invested an additional $3.1 million in Tutopia. For the three and six month periods ended December 31, 2001, IFX recognized $0.3 and $0.5 million, respectively, of losses related to its proportionate share of Tutopia's losses.

Selected unaudited financial information from Tutopia's balance sheet is as follows:

                                                     December 31, 2001
                                                     -----------------
                                                         (unaudited)
               Current assets                             $1,795,500
               Total assets                                2,866,800
               Current liabilities                         1,983,300
               Total liabilities                           1,983,300
               Stockholders' equity                       $  883,500

8. SUBSEQUENT EVENTS

IFX entered into an agreement to sell the stock of its Bolivian subsidiary as of January 1, 2002 to the original shareholders of this subsidiary. Per the terms of the agreement, IFX received two promissory notes for a total amount of $275,000 to be paid in 24 equal monthly installments and the original shareholders agreed to return 200,000 shares of IFX common stock held by the former shareholders. Until all amounts due under this agreement have been received by IFX, shares of the Bolivian entity will reside in an escrow account maintained by an agent.

On February 6, 2002, the IFX Board of Directors approved the partial sale of the Company's Brazilian dial-up subscribers to an unrelated third party. Under the terms of agreement, the amount of sales proceeds to be received by the Company will be dependent on the number of dial-up subscribers that successfully migrate to the system of the purchaser. Total dial-up revenues in Brazil accounted for approximately $0.5 million, or 7%, of the Company's total revenues for the three-month period ended December 31, 2001. The Company recorded a $0.7 million impairment to its acquired customer base related to its Brazilian dial-up customers as a result of this sale. Such write-off was recognized during the quarter ended December 31, 2001.

The Company intends to implement an employee retention program under which all employees will be given the opportunity to cancel one or more Company stock options previously granted to them in exchange for a certain number of new stock options. The new options will be granted six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The number of new options granted to employees is subject to the discretion of the stock option committee of the Company's Board of Directors. The exercise price of the new options will be the fair market value of IFX Common Stock on the date they are granted. It is anticipated that the new options will have the same vesting schedule as the old options and will be immediately exercisable as to vested shares when granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's statement of position and results of operations include the accounts of IFX Corporation, its wholly-owned subsidiaries, and investments in which the Company has a controlling financial interest (collectively referred to herein as "IFX," "IFX Networks" or the "Company").

In addition, during September 2000, the Company's voting interest in Tutopia fell below 50%. As a result, the Company deconsolidated Tutopia and began accounting for this investment under the equity method. Accordingly, the Company restated its consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended June 30, 2001. The information provided below should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

The following table sets forth the percentage of revenues represented by certain items in the Company's condensed consolidated statement of operations for the following periods:


                                                            Three Months Ended                 Six Months Ended
                                                               December 31,                       December 31,
                                                         2001               2000            2001            2000
                                                         ----               ----            ----            ----
Dial-up                                                  15.1%              17.7%           15.9%           24.0%
Dedicated line services                                  46.8               17.9            46.0            14.4
Sales to related party                                   26.9               54.6            27.6            49.4
Web hosting and design services                           3.7                4.0             3.9             4.0
Other                                                     7.5                5.8             6.6             8.2
                                                       ------             ------          ------          ------
TOTAL REVENUES                                          100.0              100.0           100.0           100.0

Cost of revenues                                         51.2               64.7            53.5            65.2
                                                       ------             ------          ------          ------
Gross profit                                             48.8               35.3            46.5            34.8

General and administrative                               87.9               88.9            85.7            89.7
Sales and marketing                                       4.7               18.4             5.8            11.6
Depreciation and amortization                            44.6               47.5            47.9            47.0
Non-cash stock compensation                              14.0               13.3            14.5            24.0
Impairment of acquired customer base                      9.0                 --             4.6              --
                                                       ------             ------          ------          ------
                                                        160.2              168.1           158.5           172.3
                                                       ------             ------          ------          ------

Operating loss from continuing operations              -111.4             -132.8          -112.0          -137.5
                                                       ------             ------          ------          ------

OTHER INCOME (EXPENSE):                                 -13.0                0.8            18.4           -22.6
                                                       ------             ------          ------          ------

Loss from continuing operations before income taxes    -124.4             -132.0           -93.6          -160.1
Income tax benefit                                        8.8                2.6             5.2             7.9
                                                       ------             ------          ------          ------
Loss from continuing operations                        -115.6             -129.4           -88.4          -152.2

Income from discontinued operations, net of taxes        16.3                4.8             9.7            14.6
                                                       ------             ------          ------          ------
      Net loss                                          -99.3%            -124.6%          -78.7%         -137.6%
                                                       ======             ======           =====          ======

CONTINUING OPERATIONS

Quarters ended December 31, 2001 and 2000

Total revenues for the second quarter of fiscal 2002, ended December 31, 2001, decreased $0.9 million to $7.4 million from $8.3 million during the same period in fiscal 2001. Revenue relating to dial-up services decreased to $1.1 million for the three month period ended December 31, 2001 as compared to $1.5 million for the same period during fiscal 2001. Revenues from dedicated line services increased by $2.0 million to $3.5 million for the second quarter of fiscal 2002 as compared to $1.5 million for the same period of fiscal 2001. The decrease in dial-up related revenue and the increase in revenue relating to dedicated line service results from the Company's pursuit of its business strategy of focusing on business clients and not individual dial-up consumers.

Services provided to Tutopia, a related party, resulted in approximately $2.0 million of revenues, or a decrease of $2.6 million during the second quarter of fiscal 2002 as compared to revenue of $4.6 million for the same period of fiscal 2001. The decrease is attributable to a reduction of rates per hour of usage during fiscal 2002 and the Company's renegotiation of its network services agreement with Tutopia to include, among other changes, a decrease in the monthly minimum connectivity charge from approximately $1.0 million to approximately $0.65 million. The revised agreement with Tutopia was effective as of July 1, 2001. Web hosting and design services revenue for the three-month period ended December 31, 2001 and 2000 was approximately $0.3 million. Other revenues increased to $0.6 million for the quarter ended December 31, 2001 as compared to $0.5 million for the quarter ended December 31, 2000.

Subsequent to December 31, 2001, the Company sold its Bolivian operations which accounted for $0.2 million in revenues, or 3% of the Company's total revenues for the three-month period ended December 31, 2001. In addition to the sale of the Bolivian operation, IFX sold part of its dial-up customer base in its Brazilian operations. Revenues of approximately $0.5 million, or 7% of the Company's total revenues, were recognized for the three-month period ended December 31, 2001 related to all of the Company's dial-up customers in Brazil.

Cost of revenues as a percentage of revenues in the second quarter of fiscal 2002 decreased 13.5 percentage points to 51.2% from 64.7% in the comparable period of fiscal 2001. The decrease in costs of revenues is attributable to management's continued efforts to increase efficiencies in the Company's use of its equipment as well as solidifying IFX's network throughout Latin America resulting in the reduction of third party costs.

General and administrative expenses decreased to $6.5 million for the three-months ended December 31, 2001 as compared to $7.4 million for the comparable period ended December 30, 2000. The decrease is primarily due to increased efficiencies and cost reduction efforts including, but not limited, to a decrease in the number of staff throughout the Company's operations. As a percentage of total revenues, general and administrative expenses decreased to 87.9% for the second quarter of fiscal 2002 as compared to 88.9% for the second quarter of fiscal 2001.

During the three-month period ended December 31, 2001, sales and marketing expenses decreased $1.2 million to $0.3 million as compared to $1.5 million for the three-month period ended December 31, 2000. The decrease is a result of management's decision to reduce advertising costs throughout the Company's operations.

Depreciation and amortization expense decreased to $3.3 million from $4.0 million for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000. The decrease results from decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by increase in depreciation expense related to the acquisition of fixed assets.

For the three-months ended December 31, 2001, the Company recorded non-cash stock compensation of $1.0 million as compared to the $1.1 million expensed during the three-month period ended December 31, 2000. Non-cash stock compensation is derived from the amortization of deferred compensation primarily resulting from the issuance of stock options in previous periods.

During the second quarter of fiscal 2002, IFX recorded other expense of $1.0 million as compared to other income of $0.1 million for the second quarter of fiscal 2001. The expense of $1.0 million for the three-month period ended December 31, 2001 consists of interest expense of $0.6 million and a $0.3 million expense recorded to realize a loss in equity of investee. The increase in interest expense is primarily due to the increase in capital lease obligations.

Six Months ended December 31, 2001 and 2000

Total revenues for the six months ended December 31, 2001 decreased $1.4 million or 8.7% to $14.4 million from $15.8 million during the same period in fiscal 2001. Revenue relating to dial-up services decreased $1.5 million to $2.3 million for the six month period ended December 31, 2001 as compared to $3.8 million for the comparable period during fiscal 2001. Revenues from dedicated line services increased by $4.3 million to $6.6 million for the six-months ended December 31, 2001 as compared to $2.3 million for the same period of fiscal 2001. The decrease in dial-up related revenue and the increase in revenue relating to dedicated line services results from the Company's pursuit of its business strategy of focusing on business clients and not individual dial-up consumers.

Services provided to Tutopia, a related party, resulted in approximately $4.0 million in revenues, or a decrease of $3.8 million during the six month period ended December 31, 2001 as compared to $7.8 million for the same period of fiscal 2001. The decrease is attributable to a reduction of rates per hour of usage during fiscal 2002, in addition, the Company renegotiated its network services agreement with Tutopia to include, among other changes, a decrease in the monthly minimum connectivity charge from approximately $1.0 million to approximately $0.65 million. The revised agreement with Tutopia was effective as of July 1, 2001. Web hosting and design services revenue for the six-month period ended December 31, 2001 and 2000 was approximately $0.6 million. Other revenues decreased to $1.0 million for the six-month period ended December 31, 2001 as compared to $1.3 million for the comparable period ended December 31, 2000.

Subsequent to December 31, 2001, the Company sold its Bolivian operations which accounted for $0.5 million in revenues, or 3% of the Company's total revenues, for the six month period ended December 31, 2001. In addition to the sale of the Bolivian operation, IFX sold part of its dial-up customer base in its Brazilian operations. Revenues of approximately $1.1 million, or 8% of the Company's total revenues, were recognized for the six-month period ended December 31, 2001 as total dial-up revenue in the Brazil operations.

Cost of revenues as a percentage of total revenues decreased 11.7 percentage points to 53.5% during the first six months of fiscal 2002 from 65.2% in the comparable period of fiscal 2001. The decrease in costs of revenues is attributable to management's continued efforts to increase efficiencies of the Company's use of its equipment as well as solidifying IFX's network throughout Latin America resulting in the reduction of third party costs.

General and administrative expenses decreased $1.8 million to $12.4 million for the six-month period ended December 31, 2001 as compared to the $14.2 million for the comparable period ended December 31, 2000. The decrease is primarily due to increased efficiencies and cost reduction efforts throughout the Company's operations. As a percentage of total revenues, general and administrative expenses decreased to 85.7% for the first and second quarter of fiscal 2002 as compared to 89.7% for the first and second quarter of fiscal 2001.

During the six-month period ended December 31, 2001, sales and marketing expenses decreased $1.0 million to $0.8 million as compared to $1.8 million for the six-month period ended December 31, 2000. The decrease is a direct result of management's decision to reduce advertising expenses.

Depreciation and amortization expense decreased to $6.9 million from $7.4 million for the six-month period ended December 31, 2001 as compared to the six-month period ended December 31, 2000. The decrease results from the decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by increase in depreciation expense related to the acquisition of fixed assets.

For the six-month period ended December 31, 2001, the Company recorded non-cash stock compensation of $2.1 million as compared to the $3.8 million expensed during the six-month period ended December 31, 2000. This decrease resulted from payments of non-cash stock compensation related to acquisitions of $1.0 million recorded in September 2000 without a corresponding charge in the current period. In addition, the amortization of deferred compensation expense decreased by $0.7 million as a result of employee separations.

During the six-months ended December 31, 2001, IFX recorded total other income of $2.7 million as compared to total other expense of $3.5 million for the six-month period ended December 31, 2001. The other income during the six-month period ended December 31, 2001 is primarily attributable to the recognition of $4.5 million deferred gain on sale of the Company's investment in Yupi Internet, Inc. offset by interest expense of $1.2 million and an expense recorded to realize a loss in equity of investee of $0.5 million. The $3.5 million in other expense during the six-month period ended December 31, 2000 is primarily attributable to the treatment of Tutopia as an equity investee rather than as a consolidated subsidiary.

Income Tax Benefit

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at June 30, 2001 and December 31, 2001.

Income From Discontinued Operations, net

For the three-month period ended December 31, 2001 and 2000, the Company had income from discontinued operations of approximately $1.2 million and $0.4 million, net of taxes, respectively. The increase in the second quarter of fiscal 2002 as compared to the same period of fiscal 2001 is a direct result of the final payment that was earned in the quarter ended December 31, 2001. For the six-months ended December 31, 2001 and 2000, the Company had income from discontinued operation of approximately $1.4 million and $2.3 million, net of taxes, respectively. The decrease in 2001 from 2000 was related to the September 2000 sale of the Company's preference share, thereby reducing future earn-out payments. The Company will receive no additional income from discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

For the six-month period ended December 31, 2001, cash used by operating activities was approximately $7.7 million compared to $7.8 million for the comparable period in fiscal 2001. Cash used by operating activities is mainly related to the connectivity expenses of the Company's network, operating leases, payroll and advertising. IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of December 31, 2001, the Company had approximately $0.5 million in unrestricted cash and equivalents.

For the six-month period ended December 31, 2001, cash used by investing activities was approximately $2.1 million compared to $6.6 million for the same period in fiscal 2001. Cash used in investing activities primarily consists of acquisitions of property and equipment.

For the six-month period ended December 31, 2001, cash provided by financing activities was approximately $2.7 million compared to $9.6 million of cash provided by financing activities during the comparable period in fiscal 2001. Cash of approximately $1.9 million was used for payments of capital lease obligations and approximately $4.6 million was provided through the issuance of convertible promissory notes to UBS. Cash provided by financing activities in the prior year included the $10.1 million sale of preferred stock.

In connection with certain of its capital lease agreements, the Company is required to maintain cash of $2.1 million in restricted interest-bearing accounts as of December 31, 2001. In addition, certain capital lease agreements contain covenants that require the Company to maintain operating ratios, limitations on debt and a minimum level of total revenues. At June 30, 2001, IFX did not meet a revenue covenant that required the Company to have $38 million in total revenues for fiscal 2001 versus the $32 million actually recognized. The Company is negotiating to attempt to obtain a waiver of this requirement and a restructuring of lease payments. Until such waiver and restructuring is obtained the Company will continue to recognize all the lease obligations as current ($2.4 million at June 30 and December 31, 2001).

At December 31, 2001, the Company had a working capital deficit of $24.1 million. The Company has also incurred significant operating losses and operating cash flow deficiencies during the past several fiscal years. As a result, the Company is dependent on funding from outside sources and existing shareholders to meet its ongoing commitments and obligations. As discussed in a Form 8-K filed on October 22, 2001, pursuant to a Stock Purchase Agreement dated as of October 11, 2001, UBS agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX's common stock currently held by UBS in exchange for approximately 3.8 million shares of newly issued IFX Series C preferred stock. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after UBS receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference.

Pending the closing of the Series C preferred round, UBS advanced funds to the Company in exchange for 10 percent convertible notes which will be automatically converted to Series C preferred shares on closing. UBS has funded $4.6 million as of December 31, 2001 ($5.5 million through February 10, 2002). Certain of the 10% convertible notes were due on December 11, 2001. The Company has received a deferral of payment until March 31, 2002. The Series C round is expected to close during the Company's quarter ending March 31, 2002. This investment will cause the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock will be convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as currently provided. This investment will also cause the conversion ratio of the approximately 4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock would be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio will not result in a beneficial conversion feature since the conversion price will remain greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature will be recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock will be amended to add the same limited participation feature as in the Series C preferred stock. As part of this transaction, IFX will also provide to UBS and the other Tutopia preferred and common shareholders the ability to exchange their equity investment in Tutopia (in which IFX holds a minority investment) for additional shares of IFX's preferred stock at a price of $3.00 per share within one year of closing. After the purchase of the Series C preferred stock, UBS will own approximately 57% of the common shares of IFX (assuming conversion of all the Company's convertible preferred stock into common stock) and therefore UBS will be entitled to appoint a majority of the Company's Board of Directors. After the close of this investment, IFX would have approximately 30 million shares of Common Stock outstanding if all of the Company's outstanding convertible preferred stock were converted into common stock.

In connection with the transaction described above, the Company anticipates increasing the number of shares of authorized common stock from 50 million to 60 million and increasing the number of shares of authorized preferred stock from 10 million to 20 million. Such increase has already been approved by the Company's shareholders.

The Company is currently negotiating with UBS, International Technology Investments ("ITI") and Lee Casty (all current shareholders of the Company) to increase their investments in the Company. The parties intend that these investors will invest a total of $5 million and surrender IFX stock in exchange for IFX convertible Series D participating preferred stock priced at $1.20 per share and convertible to two shares of IFX common stock for each share of Series D preferred stock. It is anticipated that each share of preferred stock will have a liquidation preference of $6.00 per share and will also participate with the holders of common stock after the Series D holder receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D preferred stock after taking into account the participation feature is limited to 3-1/2 times the stated preference. As part of this transaction, the parties intend that in addition to the cash investment of approximately $3.3 million, UBS will surrender 750,000 share of its Series C preferred stock in exchange for 1,875,000 shares of newly issued Series D preferred stock . In addition, ITI and Mr. Casty will each invest approximately $0.8 million and surrender approximately 340,000 common shares in exchange for approximately 170,000 of newly issued shares of Series D preferred stock.

At December 31, 2001, the Company had received a commitment letter from a lessor for a deferral of approximately $4.0 million of principal on certain of its capital lease commitments. As an alternative to the deferral, the Company is negotiating with the lessor to purchase the leased equipment for a reduced amount and a complete retirement of lease obligations owed to the lessor. In consideration of the extinguishment of approximately $9 million in capital lease obligations, the Company is negotiating to pay the lessor approximately $2 million in addition to granting the lessor 500,000 warrants allowing the lessor to purchase shares of the Company's common stock at $1 per share that will be immediately exercisable and expire 10 years from date of grant.

In the past, the Company has raised funds through the issuance of debt and equity. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future could affect IFX's ability to meet its working capital requirements, expansion plans, or satisfy capitalized lease, and other obligations. Cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

Shares of the Company's common stock are currently listed on the NASDAQ SmallCap Market. Due to the decline in the price of the Company's common stock, trading of such shares could be suspended or the Company's shares could be delisted from the NASDAQ due to their minimum trading requirements, particularly if the Company's stock price is below $1.00 per share for a prolonged period or certain financial requirements imposed by NASDAQ are not met. On February 14, 2002, NASDAQ notified the Company that for the prior 30 consecutive trading days, the price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until August 13, 2002, to regain compliance. If trading of the Company's common stock were to be suspended or the Company's shares were delisted from the NASDAQ system, it would be much more difficult to dispose of common stock or obtain accurate quotations as to the price of the securities. This in turn could make it more difficult to make future convertible debt or equity offerings.

Argentina continues to experience recessionary conditions and difficulty in accessing international capital markets, and has recently faced internal disruption and social unrest. On December 20, 2001, the Argentine government placed restrictions on the exchange of currency. Subsequently, on January 6, 2002, the government of Argentina officially ended the one-to-one peg with the U.S. dollar, which was previously in effect. On January 11, 2002, the Peso began market trading and resulted in a closing exchange rate of 1.65 Argentine Pesos to one-dollar U.S. currency. In February 2002, the Argentine government announced measures to "pesofy" or re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. The continued uncertain economic, social and political conditions in Argentina could have a negative affect on the Company's revenues. As a result of this devaluation, and in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and guidance addressed in Emerging Issues Task Force D-12 Foreign Currency Translation - Selection of Exchange Rate When Trading is Temporarily Suspended, at December 31, 2001, the Company recorded a $0.8 million write-down of net assets and a corresponding currency translation adjustment as a reduction to shareholders' equity, as part of accumulated other comprehensive loss.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate and Inflation Risk

The Company's continuing operations are focused primarily in Latin America, subjecting the Company to certain currency fluctuations, inflation, interest rates, taxation and other political, social, economic developments and uncertainty not typically found in the U.S. The Company's exposure to market risk is directly related to its role as a Latin American network company and its primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's revenues, assets, liabilities and/or equity. When the Company operates in a foreign country, the value of the local currency will probably fluctuate. This fluctuation can cause the Company to gain or lose on the translation to US Dollars.

In particular, Argentina continues to experience recessionary conditions and difficulty in accessing international capital markets, and has recently faced internal disruption and social unrest. On December 20, 2001, the Argentine government placed restrictions on the exchange of currency. Subsequently, on January 6, 2002, the government of Argentina officially ended the one-to-one peg with the U.S. dollar, which was previously in effect for many years. On January 11, 2002, the currencies began market trading and resulted in a closing exchange rate of 1.65 Argentine Pesos to one-dollar U.S. currency. In February 2002, the Argentine government announced measures to "pesofy" or re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. The continued uncertain economic, social and political conditions in Argentina could have a negative affect on the Company's revenues. As a result of this devaluation, and in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and guidance addressed in Emerging Issues Task Force D-12 Foreign Currency Translation - Selection of Exchange Rate When Trading is Temporarily Suspended, at December 31, 2001, the Company recorded a $0.8 million write-down of net assets and a corresponding currency translation adjustment as a reduction to shareholders' equity, as part of accumulated other comprehensive loss.

Interest Rate Risk

The Company's short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in market interest rates should not significantly affect the value of the Company's investments.


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 7, 2001, the Company held its 2001 annual meeting of stockholders, at which there were present or represented by proxy 9,076,463 shares of Common Stock, or approximately 64% of the shares of Common Stock entitled to vote; 2,030,869 shares of Series A Preferred Stock, or 100% of the shares of Series A Preferred Stock entitled to vote; and 3,994,127 shares of Series B Preferred Stock, or 100% of the shares of Series B Preferred Stock entitled to vote. At the annual meeting, the following matters were approved by more than the requisite number of stockholders.

All persons nominated to become directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

                                Votes Cast For            Withheld
                                --------------            --------

          Michael Shalom         20,211,697.85             1,750

        Joel M. Eidelstein       20,211,647.85             1,800

        Patrick Delhougne        20,211,797.85             1,650

         Charles Delaney         20,211,797.85             1,650

        Burton J. Meyers         20,211,685.85             1,762

          Mark O. Lama           20,211,797.85             1,650

        Charles W. Moore         20,211,747.85             1,700

        George A. Myers          20,211,747.85             1,700


A proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock and preferred stock authorized was approved, with 20,633,963.35 shares voted for and 3,234.5 shares voted against the proposal, and 385 shares abstaining.

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company's fiscal year ending June 30, 2002 was approved, with 20,637,445.83 shares voted for and 137 shares voted against the proposal, and no shares abstaining.

A proposal to approve the issuance of Series C Convertible Preferred Stock was approved, with 20,633,705.15 shares voted for and 3,409.5 shares voted against the proposal, and 468.2 shares abstaining.

A proposal to approve an amendment of the Certificates of Designation for the Series A and Series B Convertible Preferred Stock was approved, with 20,633,755.15 shares voted for and 3,409.5 shares voted against the proposal, and 418.2 shares abstaining.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  (b)  Reports on Form 8-K

       The Company filed a report on Form 8-K on October 22, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IFX CORPORATION
-------------------------
  (Registrant)



Dated:  February 19, 2002            By: /S/ MICHAEL SHALOM
                                             --------------------------------
                                             Michael Shalom
                                             Chief Executive Officer


Dated:  February 19, 2002            By: /S/ JOSE LEIMAN
                                             -------------------------------
                                             Jose Leiman
                                             Chief Financial Officer


Dated:  February 19, 2002            By: /S/ JOSE FALAGAN
                                             -------------------------------
                                             Jose Falagan
                                             Principal Accounting Officer