Form 10-Q
period 2002-03-31
IFX CORP
filed 2002-05-16
CIK 792861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the quarterly period ended March 31, 2002 or

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

                          15050 NW 79th Court, Ste. 200
                           Miami Lakes, Florida 33016
              (Address of principal executive officers) (Zip code)
              ----------------------------------------------------

                                 (305) 512-1100
                                 --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: $.02 Par Value, 12,776,495 shares outstanding as of April 30, 2002.

IFX CORPORATION AND SUBSIDIARIES

PART 1     FINANCIAL INFORMATION                                                      PAGE
Item 1     Financial Statements
             Condensed consolidated balance sheets as of March 31,
             2002 (unaudited) and June 30, 2001                                         3

             Condensed consolidated statements of operations (unaudited)
             for the three and nine months ended March 31, 2002 and 2001                4

             Condensed consolidated statements of cash flows (unaudited)
             for the nine months ended March 31, 2002 and 2001                          5

             Notes to condensed consolidated financial statements (unaudited)           6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                   13

Item 3     Quantitative and Qualitative Disclosures about Market Risk                  21

PART II    OTHER INFORMATION
Item 4     Submission of Matters to a Vote of Security Holders                         21

Item 6     Exhibits and reports on Form 8-K                                            21

             (a) Exhibits

             (b) Reports on Form 8-K

SIGNATURES                                                                             22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,          June 30,
                                                                                2002               2001
                                                                            -------------      -------------
                                                                             (unaudited)
ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                                              $   1,445,100      $   7,647,700
     Restricted cash                                                                   --            981,400
     Receivables, net of allowance for doubtful
       accounts of $1,510,100 and $1,955,800
       at March 31, 2002 and June 30, 2001,
       respectively                                                             3,754,300          2,692,400
     Due from related party                                                     2,259,800            910,500
     Prepaid expenses                                                             670,300          1,400,100
                                                                            -------------      -------------
        Total current assets                                                    8,129,500         13,632,100

PROPERTY AND EQUIPMENT, NET                                                    24,631,200         24,284,500

OTHER ASSETS
     Restricted cash - non-current                                                     --          1,131,700
     Acquired customer base, net of accumulated
       amortization of $2,616,600 and
       $4,493,500, at March 31, 2002 and June 30, 2001,
       respectively                                                               671,000          3,953,900
     Investments                                                                2,259,700          3,009,000
     Foreign taxes recoverable                                                  1,357,900          1,976,100
     Other assets                                                                 702,900            536,300
                                                                            -------------      -------------
        Total other assets                                                      4,991,500         10,607,000
                                                                            -------------      -------------

        TOTAL ASSETS                                                        $  37,752,200      $  48,523,600
                                                                            =============      =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Accounts payable                                                       $  10,513,700      $  10,926,300
     Accrued expenses                                                           3,965,100          5,257,200
     Deferred revenues                                                          2,614,900          1,102,700
     Convertible notes payable                                                  1,140,400                 --
     Capital lease obligations - current                                        6,762,800          7,926,000
                                                                            -------------      -------------
        Total current liabilities                                              24,996,900         25,212,200

LONG-TERM LIABILITIES
     Other long-term liabilities                                                  393,700            296,400
     Deferred gain on sale of investment                                               --          4,451,900
     Capital lease obligations, less current portion                            6,580,100          8,142,100
                                                                            -------------      -------------
        Total long-term liabilities                                             6,973,800         12,890,400
                                                                            -------------      -------------
TOTAL LIABILITIES                                                              31,970,700         38,102,600

REDEEMABLE PREFERRED STOCK
     Preferred stock, convertible $1.00 par value; 40,000,000 and
     20,000,000 shares authorized, 10,325,372 and 6,449,131 shares issued
     and outstanding at March 31, 2002 and June 30, 2001, respectively         47,135,700         40,463,900

STOCKHOLDERS' EQUITY
     Common stock, $.02 par value; 110,000,000 and 60,000,000 shares authorized, 12,776,495 shares issued
       and outstanding at both March 31, 2002 and
       June 30, 2001                                                              255,500            285,500
     Additional paid-in capital                                                77,179,300         77,054,600
     Treasury stock                                                              (150,000)                --
     Accumulated deficit                                                     (113,302,500)       (99,415,000)
     Accumulated other comprehensive loss                                      (2,298,800)        (1,118,500)
     Deferred compensation                                                     (3,037,700)        (6,849,500)
                                                                            -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                    (41,354,200)       (30,042,900)
                                                                            -------------      -------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY                                                        $  37,752,200      $  48,523,600
                                                                            =============      =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                     March 31,                           March 31,
                                                              2002              2001              2002              2001
                                                          ------------      ------------      ------------      ------------
REVENUES
    Dial-up                                               $    911,200      $  1,634,200      $  3,214,800      $  5,422,200
    Dedicated line services                                  3,849,800         2,163,500        10,479,800         4,448,900
    Sales to related party                                   1,607,800         3,597,300         5,597,200        11,414,000
    Web hosting and design services                            308,400           354,600           874,100           986,700
    Other                                                      354,200           620,800         1,313,400         1,917,200
                                                          ------------      ------------      ------------      ------------
      Total revenues                                         7,031,400         8,370,400        21,479,300        24,189,000

    Cost of revenues                                         3,506,400         4,796,500        11,229,200        15,110,200
                                                          ------------      ------------      ------------      ------------
    Gross profit                                             3,525,000         3,573,900        10,250,100         9,078,800

OPERATING EXPENSES
    General and administrative                               5,403,700         6,450,100        17,784,000        20,634,300
    Sales and marketing                                        292,600           820,000         1,124,400         2,648,300
    Depreciation and amortization                            3,103,000         4,390,900        10,022,300        11,821,100
    Non-cash stock compensation                              1,010,600         1,184,800         3,109,600         4,974,700
    Impairment of acquired customer base                            --                --           670,200                --
    Impairment of property and equipment                       464,600                --           464,600                --
                                                          ------------      ------------      ------------      ------------
      Total operating expenses                              10,274,500        12,845,800        33,175,100        40,078,400
                                                          ------------      ------------      ------------      ------------
      Operating loss from continuing operations             (6,749,500)       (9,271,900)      (22,925,000)      (30,999,600)

OTHER INCOME (EXPENSE)
    Interest income                                             10,700            80,000            92,600           539,700
    Interest expense                                          (452,300)         (857,900)       (1,683,700)       (1,175,500)
    Equity in loss of investee                                (157,800)               --          (673,300)       (3,721,400)
    (Loss) gain on sale of investment                          (25,200)               --         4,426,700                --
    Gain on sale of subsidiary                                 492,400                --           492,400                --
    Other                                                       22,900          (538,800)         (100,800)         (476,200)
                                                          ------------      ------------      ------------      ------------
      Total other (expense) income                            (109,300)       (1,316,700)        2,553,900        (4,833,400)
                                                          ------------      ------------      ------------      ------------
Loss from continuing operations                             (6,858,800)      (10,588,600)      (20,371,100)      (35,833,000)
  before income taxes
Income tax benefit                                               5,300           794,000           763,100         2,036,500
                                                          ------------      ------------      ------------      ------------
Loss from continuing operations                             (6,853,500)       (9,794,600)      (19,608,000)      (33,796,500)
Gain from extraordinary item                                 4,302,500                --         4,302,500                --
Income from discontinued operations, net of taxes               10,000           406,300         1,417,300         2,713,800
                                                          ------------      ------------      ------------      ------------
    Net loss                                              $ (2,541,000)     $ (9,388,300)     $(13,888,200)     $(31,082,700)
                                                          ============      ============      ============      ============


BASIC AND DILUTED LOSS PER SHARE
    Continuing operations                                 $      (0.54)     $      (0.70)     $      (1.53)     $      (2.48)
    Extraordinary item                                            0.34                --              0.34                --
    Discontinued operations                                         --              0.03              0.11              0.20
                                                          ------------      ------------      ------------      ------------
      Net loss                                            $      (0.20)     $      (0.67)     $      (1.08)     $      (2.28)
                                                          ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
    Basic and diluted                                       12,776,495        13,953,797        12,776,495        13,631,545
                                                          ============      ============      ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                          March 31,
                                                                                                   2002              2001
                                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $(13,888,200)     $(31,082,700)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                                  8,315,900         4,675,100
    Amortization                                                                                  1,706,400         7,146,000
    Deferred gain on sale of investment                                                          (4,451,900)               --
    Bad debt expense, net of write-offs                                                            (211,500)          858,300
    Non-cash stock compensation                                                                   3,109,600         4,974,700
    Impairment of acquired customer base                                                            670,200                --
    Impairment of property and equipment                                                            464,600
    Equity in loss of investee                                                                      673,300         3,721,400
    Gain on sale of subsidiary                                                                     (469,500)               --
    Effect of deconsolidation of Tutopia.com, Inc.                                                       --        (2,391,700)
    Change in net assets of discontinued operations                                                      --           509,800
    Gain on early extinguishment of debt                                                         (4,302,500)               --
    Changes in operating assets and liabilities:
      Foreign taxes recoverable                                                                    (313,900)          404,100
      Receivables                                                                                  (824,500)       (2,242,900)
      Due from related party                                                                     (1,392,500)         (729,000)
      Income tax receivable                                                                              --            61,300
      Prepaid expenses                                                                              644,500          (870,700)
      Other assets                                                                                   32,200           346,300
      Deferred revenues                                                                           1,641,500           236,400
      Accounts payable and accrued expenses                                                        (403,300)        3,402,100
                                                                                               ------------      ------------
Cash used by operating activities                                                                (8,999,600)      (10,981,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                                                                   2,113,000        (1,559,300)
Acquisitions, primarily customer base                                                                    --          (656,600)
Purchases of property and equipment                                                              (2,407,500)       (6,131,500)
                                                                                               ------------      ------------
Cash used by investing activities                                                                  (294,500)       (8,347,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                                  1,140,400            (7,300)
Payments of capital lease obligations                                                            (5,196,600)       (1,770,700)
Issuance of preferred shares                                                                      7,128,700        10,100,000
                                                                                               ------------      ------------
Cash provided by financing activities                                                             3,072,500         8,322,000

Effect of exchange rate changes on cash and cash equivalents                                         19,000           171,200
                                                                                               ------------      ------------
Decrease in cash and cash equivalents                                                            (6,202,600)      (10,835,700)
Cash and cash equivalents, beginning of period                                                    7,647,700        13,835,500
                                                                                               ------------      ------------
Cash and cash equivalents, end of period                                                       $  1,445,100      $  2,999,800
                                                                                               ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                                     $  1,683,700      $  1,175,500
                                                                                               ============      ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES DISCLOSURE:

    Acquisition of property and equipment through assumption of capital lease obligations      $ 10,290,800      $  5,606,300
                                                                                               ============      ============

    Value of stock issued in conjunction with acquisitions                                     $         --      $  2,977,800
                                                                                               ============      ============
    Value of stock warrants issued in conjunction with early
       extinguishment of debt                                                                  $    340,000                --
                                                                                               ============      ============

    Notes payable converted to preferred stock                                                 $  5,500,000                --
                                                                                               ============      ============

    Value of common stock converted to preferred stock                                         $  1,170,000                --
                                                                                               ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

The condensed consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as "IFX", "IFX Networks" or the "Company"). Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2002 presentation. All significant intercompany transactions have been eliminated in consolidation.

IFX is a region-wide provider of Internet access and value-added IP based services focused on offering network solutions including region-wide, wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's POPs throughout the Latin American region, web design, web-hosting and co-location, dial-up local area network as well as virtual private network, or VPN services, and full technical support. IFX's headquarter operations are based in Miami, Florida with the IFX network currently spanning over 60 cities in 13 countries:
Argentina, Brazil, Chile, Colombia, El Salvador, Honduras, Guatemala, Mexico, Nicaragua, Panama, Uruguay, Venezuela and the United States.

As more fully discussed in the Company's June 30, 2001 Report on Form 10-K and
Note 7 herein, during September 2000, the Company's voting interest in its majority-owned subsidiary, Tutopia.com, Inc. ("Tutopia") was reduced from approximately 85% to approximately 48%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method. Accordingly, the Company has restated its consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

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

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company recorded an estimated impairment charge of approximately $0.5 million during the three month period ended March 31, 2002. The impairment charge was related to the IRU in Argentina and is more fully discussed in Note 3. During the quarter ended December 31, 2001, the Company recorded an impairment charge of approximately $0.7 million resulting from the partial sale of the Company's dial-up customers in Brazil as more fully discussed in Note 6.

Yupi Investment

During fiscal 2000, the Company sold a portion of its investment in Yupi Internet, Inc. ("Yupi") to Lee S. Casty (a shareholder of the Company) for $5.0 million. The sale resulted in a gain to the Company of approximately $4.4 million which was deferred for reporting purposes since the terms of the sale included certain provisions that potentially guaranteed Mr. Casty a minimum return on the Yupi shares under certain circumstances and thus prevented immediate recognition of the gain. In August 2001, Yupi entered into a merger agreement with T1MSN Corp. that resulted in net proceeds to the Company of approximately $20,000 and negated the minimum return provisions of the original terms of the sale to Mr. Casty. Accordingly, during the first quarter of fiscal 2002, the Company recognized the deferred gain on the sale of the Yupi shares to Mr. Casty.

Comprehensive Income

During the three month periods ended March 31, 2002 and 2001, the Company's comprehensive loss was $2.8 and $9.6 million, respectively, compared with net loss of $2.5 million and $9.4 million, respectively. During the nine month periods ended March 31, 2002 and 2001, the Company's comprehensive loss was $15.1 and $30.9 million, respectively, compared with net loss of $13.9 million and $31.1 million, respectively. The primary difference between comprehensive and net loss available to common shareholders was due to foreign currency translation adjustments.

Computation of Earnings or Loss per Common Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of preferred stock. Approximately 30.4 million and 4.3 million shares of potentially dilutive securities have been excluded from the calculation of diluted loss per share for the nine month periods ended March 31, 2002 and 2001, respectively, since their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has evaluated the impact of adopting SFAS 142 and has determined there was no effect as of March 31, 2002.

Preferred Stock

Pursuant to the provisions of EITF D-98 "Classification and Measurement of Redeemable Securities," the Company has determined that as of December 31, 2001, its preferred stock could be considered redeemable under certain circumstances that are beyond its control. As a result, the Company has reclassified its preferred stock from Stockholders' Equity to Redeemable Preferred Stock for both periods ending March 31, 2002 and 2001. As further discussed in Note 8, subsequent to March 31, 2002, the Company has received a waiver of certain terms from the preferred stockholders that will result in the redeemable preferred stock, currently classified outside of Stockholder's Equity, being reclassified as part of Stockholder's Equity for the period ending June 30, 2002.

Liquidity Assessment

The Company expects to utilize existing cash and cash-equivalents together with operating cash flows, additional funding from UBS Capital Americas and other investors as discussed below, and amounts to be paid by Tutopia, to fund the Company's operations. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may attempt to issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future would affect IFX's ability to meet its working capital needs, or satisfy capitalize lease and other obligations. In addition, cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

As discussed in a Form 8-K filed on February 27, 2002 and pursuant to the Stock Purchase Agreement ("Series C Purchase Agreement") dated as of October 11, 2001, UBS Capital Americas III, L.P. and UBS Capital LLC (referred to herein collectively as "UBS") invested an additional $7.0 million of cash and surrendered 1.5 million shares of IFX's common stock held by UBS in exchange for 3,876,241 shares of the newly issued IFX Series C preferred stock. Prior to the closing of the Series C preferred round, UBS had advanced IFX $5.5 million through February 18, 2002 in exchange for 10 percent convertible notes. Upon the closing of the Series C investment, the 10 percent convertible notes were automatically converted to Series C preferred shares. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after holder's of the Company's preferred stock receive their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference.

The Series C investment caused the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock is convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as previously provided. This investment also caused the conversion ratio of the approximately
4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock would be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio of the Series B preferred stock does not result in a beneficial conversion feature since the conversion price remains greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature was recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock were amended to add the same limited participation feature as in the Series C preferred stock. As part of this transaction, IFX provided a put right to UBS and the other Tutopia preferred and common shareholders providing them the ability to exchange their equity investment in Tutopia for like shares of IFX's preferred ("New Preferred Stock") or common stock at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia within one year of closing (the "Put Option"). In general, the New Preferred Stock shall have the same terms as the Company's Series A, B, and C stock, except that the New Preferred Stock shall not have a participation feature.

As a result of the Put Option, holders of Tutopia preferred shares will be able to convert their shares into approximately 7.3 million shares of IFX preferred stock. Such shares will be convertible into a new class of IFX preferred stock that is essentially identical to the Company's existing classes of preferred stock, except with regard to participation features. Also, as a result of the Put Option, holders of Tutopia common stock will be able to convert their shares into approximately 1.3 million shares of IFX common stock. The Company computed the estimated value of the Put Option using the Black Scholes option valuation model and the following assumptions: risk-free interest rate 1.7%, dividend yield 0%, and an expected life of 1 year. The $1.6 million estimated fair value of the Put Option issued to Tutopia shareholders that are also IFX preferred shareholders was recorded as additional paid-in capital and resulted in a discount to the IFX Series C preferred stock. The Black Scholes valuation model requires the input of highly subjective assumptions, such as the expected stock price volatility, and the estimated fair value may not necessarily represent amounts that could be realized in a current transaction. The discount on the Series C preferred shares did not result in a beneficial conversion feature since the intrinsic conversion price of the Series C preferred shares remained greater than the market price of the Company's common stock on the date the Series C preferred shares were sold. As discussed below, subsequent to March 31, 2002, the terms of the Put Option were amended so that holders of Tutopia common shares could convert such shares into IFX preferred shares rather then IFX common shares as provided for in the original Put Option.

Under the terms of the Certificates of Designation for the Company's Convertible Preferred Stock and the Third Amended and Restated Stockholders Agreement dated as of February 19, 2002, among IFX, UBS Capital, International Technology Investments, LC, ("ITI"), Joel Eidelstein (IFX's President), Michael Shalom (IFX's Chairman) and Lee S. Casty ("Casty") (the "Third Stockholders Agreement"), IFX's Board of Directors has been reduced to seven members from eight (George Myers has resigned as a member of the Board of Directors) and UBS Capital is entitled to appoint four out of seven members of the Board of Directors. UBS also has the right to jointly designate a fifth director in conjunction with ITI and Casty. Casty and ITI each have the right to appoint one director. Prior to the issuance of the Series C Preferred Stock and the execution of the Third Stockholders Agreement, UBS had the right to appoint three members of an eight member Board of Directors and to jointly designate a fourth director in conjunction with ITI and Casty. After the purchase of the Series C Preferred Stock, UBS capital owns approximately 57% of the voting shares of IFX (assuming conversion of all Company convertible preferred stock into common stock).

Pursuant to a Stock Purchase Agreement dated as of February 19, 2002, UBS Capital, ITI, LSC, LLC ("LSC"), and Jak Bursztyn ("Bursztyn") (collectively with UBS Capital, the "Purchasers") have agreed to invest a total of $5 million and surrender 750,000 shares of IFX Series C preferred stock and 684,000 shares of IFX common stock in exchange for approximately 6.4 million shares of IFX's newly-issued Series D Convertible Preferred Stock ("Series D Preferred Stock"). LSC is an affiliate of Casty and ITI is an affiliate of Michael Shalom. Each share of Series D Preferred Stock will initially be convertible into two shares of the Company's common stock. The Series D Preferred Stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or winding up of Registrant, each holder of Series D Preferred Stock will be entitled to receive a Stated Preference of $6.00 per share plus 10% of such amount per annum from the date of issuance and will also participate with the holders of Common Stock after the holder of the Company's preferred stock receive their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D Preferred Stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference. Pending the closing of the Series D preferred round, the Purchasers advanced funds to the Company in exchange for 10 percent convertible notes (due May 31, 2002) which will be automatically converted to Series D preferred shares on closing. As of March 31, 2002, the Purchasers have advanced $1.14 million (and have advanced approximately $2.0 million as of May 10, 2002).

In this transaction, UBS Capital will invest approximately $3.33 million in cash and surrender 750,000 shares of Series C Preferred Stock in exchange for approximately 4.6 million shares of newly issued Series D Preferred Stock. Each of ITI and LSC will invest approximately $0.8 million in cash and surrender approximately 333,000 shares of Common Stock in exchange for approximately 844,000 shares of Series D Preferred Stock. Bursztyn will invest approximately $40,000 in cash and surrender approximately 17,000 shares of Common Stock in exchange for approximately 43,000 shares of Series D Preferred Stock.

As part of the transaction, the Company will amend the Put Option so that for one year, the Purchasers will be entitled to exchange their newly purchased shares of Tutopia Series B Preferred Stock for up to approximately 830,000 shares of Series D Preferred Stock. UBS Capital will be entitled to exchange the shares of Tutopia which it currently owns for up to 5,610,000 shares of New Preferred Stock. Certain other stockholders of Tutopia will also be able to exchange their Tutopia shares for up to approximately 1,300,000 shares of New Preferred Stock.

Upon the closing of the Series D investment, IFX would have approximately 41.5 million shares of Common Stock outstanding if all of the Company's convertible preferred stock were converted into common stock. In conjunction with the Series D Preferred Stock transaction, the Board of Directors of IFX agreed to increase the number of shares of common stock authorized from 60 million to 110 million and increased the number of shares of preferred stock authorized from 20 million to 40 million.

2. DISCONTINUED OPERATIONS

Income from discontinued operations primarily consists of amounts earned, net of related expenses, based on the financial performance of entities divested prior to July 1, 2000. During the quarter ended December 31, 2001, the Company earned its final payment under the Company's earn-out agreement with EDF & Man International, Inc. The Company does not expect to earn any additional future income from discontinued operations. Such amounts have been recognized in discontinued operations in the accompanying condensed consolidated statements of operations.

The information set forth in the remaining Notes to Condensed Consolidated Financial Statements relates to continuing operations unless otherwise specified.

3. LEASE OBLIGATIONS

During the quarter ended March 31, 2002, the Company and one of its lessors agreed to the extinguishment of approximately $8.7 million in capital lease obligations in exchange for the Company's payment to the lessor of approximately $2 million and 500,000 warrants allowing the lessor to purchase shares of the Company's common stock at $1 per share. These warrants are immediately exercisable and expire 10 years from date of grant. As a result of this transaction, the Company recorded $4.3 million as an extraordinary gain resulting from the early extinguishment of debt. The gain is computed as the net $8.7 million reduction of lease obligations, less the estimated fair value of the warrants granted to the lessor, the cash paid and an adjustment to the carrying value of the related assets. The fair value of the warrants was estimated using the Black-Scholes option valuation model and the assumptions discussed in the Liquidity Assessment section of Note 1.

On October 1, 2001, the Company entered into a capital lease agreement to lease network capacity infrastructure through a 15 year indefeasible right of use
(IRU) with payments due over 36 months. As of March 31, 2002, the Company has activated three of the four available STM-1s under this agreement. The STM-1s are being amortized on a straight-line basis over ten years. During the quarter ended March 31, 2002, the Company recorded a $0.5 million estimated impairment charge for the leased STM-1 located in Argentina as result of the uncertainty related to the Argentine political and economic situation and the closing of the Argentine financial markets.

4. INCOME TAX PROVISION

Income tax benefits consist of the utilization of net operating losses against income from discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at March 31, 2002 and June 30, 2001.

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

Selected unaudited financial information for the three months ended March 31, 2002 and 2001 by segment is presented below:

                                    Three Months Ended                                       Three Months Ended
                                      March 31, 2002                                           March 31, 2001
                                       (unaudited)                                               (unaudited)
                 --------------------------------------------------------- --------------------------------------------------------
                                                 Income                                                    Income
                                               (Loss) from                                               (Loss) from
                                               continuing                                                continuing
                                               operations                                                operations
                                                 before                                                    before
                   Revenues     Gross Profit  income taxes   Total assets    Revenues     Gross Profit  income taxes  Total assets
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Argentina         $   696,200   $    276,400   $    26,100   $  1,158,600   $   877,200   $    126,000  $   (383,700)  $ 2,611,200
Brazil              1,839,400      1,153,800      (776,000)    15,178,900     1,386,500        467,900    (1,893,800)   17,591,900
Chile                 971,900        653,200        209,600     2,134,600       773,500        235,200      (333,100)    4,988,300
Colombia            1,017,000        669,900        278,100     2,273,600       795,400        435,900        58,900     2,036,000
Mexico                611,800        201,200      (406,600)     3,376,000     1,326,500        566,600      (347,300)    7,150,100
Venezuela             555,100       (84,400)      (413,600)     2,019,900       751,600        189,800      (208,400)    2,514,200
Central
America               715,000        320,700      (351,300)     1,172,800       517,400        100,600      (629,900)    2,689,200
United States
and all other         625,000        334,200    (5,425,100)    10,437,800     1,942,300      1,451,800    (6,851,300)   15,128,700
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Total             $ 7,031,400   $  3,525,000   $(6,858,800)  $ 37,752,200   $ 8,370,400   $  3,573,800  $(10,588,600)  $54,709,600
                 ============= ============== ============= ============== ============= ============== ============= =============

Included in the above table are revenues from services provided to Tutopia of approximately $1.6 million and $3.6 million for the three months ended March 31, 2002 and 2001, respectively or approximately 22.9% and 43.0% of IFX's total revenues, respectively.

Selected unaudited financial information for the nine months ended March 31, 2002 and 2001 by segment is presented below:

                                    Nine Months Ended                                         Nine Months Ended
                                      March 31, 2002                                           March 31, 2001
                                       (unaudited)                                               (unaudited)
                 --------------------------------------------------------- --------------------------------------------------------
                                                 Income                                                    Income
                                               (Loss) from                                               (Loss) from
                                               continuing                                                continuing
                                               operations                                                operations
                                                 before                                                    before
                   Revenues     Gross Profit  income taxes   Total assets    Revenues     Gross Profit  income taxes  Total assets
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Argentina        $  3,822,400   $  1,697,600  $    211,300   $  1,158,600   $ 2,170,400   $      4,900  $ (1,543,200)  $ 2,611,200
Brazil              5,148,800      3,211,000    (2,227,600)    15,178,900     4,002,200      1,144,800    (5,136,400)   17,591,900
Chile               2,789,200      1,713,300       277,300      2,134,600     2,595,800        969,600      (669,900)    4,988,300
Colombia            2,087,700      1,088,900      (116,900)     2,273,600     1,645,000        298,700      (620,200)    2,036,000
Mexico              1,905,200        761,200    (1,133,900)     3,376,000     2,945,500        377,100    (2,225,900)    7,150,100
Venezuela           1,690,100         70,900      (959,600)     2,019,900     1,929,300        113,600    (1,195,000)    2,514,200
Central
America             2,153,900        750,000    (1,245,200)     1,172,800     1,433,000         76,300    (1,934,300)    2,689,200
United States
and all other       1,882,000        957,200   (15,176,500)    10,437,800     7,467,800      6,093,800   (22,508,100)   15,128,700
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Total            $ 21,479,300   $ 10,250,100  $(20,371,100)  $ 37,752,200   $24,189,000   $  9,078,800  $(35,833,000)  $54,709,600
                 ============= ============== ============= ============== ============= ============== ============= =============

Included in the above table are revenues from services provided to Tutopia of approximately $5.6 million and $11.4 million for the nine months ended March 31, 2002 and 2001, respectively or approximately 26.1% and 47.2% of IFX's total revenues, respectively.

IFX entered into an agreement to sell the stock of its Bolivian subsidiary as of January 1, 2002 to the original shareholders of this subsidiary. Under the terms of the agreement, IFX received two promissory notes for a total amount of $275,000 to be paid in 24 equal monthly installments and the original shareholders agreed to return 200,000 shares of IFX common stock held by them. Until all amounts due under this agreement have been received by IFX, shares of the Bolivian entity will be held in an escrow account maintained by an agent. As a result of this transaction, the Company realized a gain on sale of subsidiary of $0.5 million for the quarter ended March 31, 2002. Amounts related to Bolivia and its operations are included in United States and all other in the above segment information.

On February 6, 2002, the IFX Board of Directors approved the partial sale of the Company's Brazilian dial-up subscribers to an unrelated third party. Under the terms of the agreement, the amount of sales proceeds to be received by the Company will be dependent on the number of dial-up subscribers that successfully migrate to the system of the purchaser. The Company recorded a $0.7 million impairment to its acquired customer base related to its Brazilian dial-up customers as a result of this sale and such write-off was recognized during the quarter ended December 31, 2001. No gain was realized from the partial sale of the Company's dial-up subscribers in Brazil.

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

The unaudited operating results of Tutopia are as follows:

                        Three Months Ended             Nine Months Ended
                            March 31,                      March 31,
                       2002           2001            2002           2001
                   ------------   ------------    ------------   ------------
                    (unaudited)    (unaudited)     (unaudited)    (unaudited)
Revenues           $  1,665,900   $    654,200    $  7,149,400   $    914,200
Cost of Revenues      1,859,400      3,997,400       7,816,800     13,347,500
                   ------------   ------------    ------------   ------------
Gross loss             (193,500)    (3,343,200)       (667,300)   (12,433,300)

Net loss           $ (1,256,600)  $ (4,928,300)   $ (5,380,600)  $(18,768,500)
                   ============   ============    ============   ============

During the first quarter of fiscal 2001, the carrying value of the Company's investment in Tutopia was reduced to $0 under the equity method of accounting. In May 2001, IFX invested an additional $3.1 million in Tutopia. For the three and nine month periods ended March 31, 2002, IFX recognized $0.2 and $0.7 million, respectively, of losses related to its proportionate share of Tutopia's losses.

Selected unaudited financial information from Tutopia's balance sheet is as follows:

                      March 31, 2002
                      --------------
                        (unaudited)
Current assets        $    2,109,500
Total assets               3,070,800
Current                    3,485,800
liabilities
Total liabilities          3,485,800
Stockholders' equity  $     (415,000)

8. SUBSEQUENT EVENTS

On April 8, 2002, the Company and one of its lessors agreed to the extinguishment of approximately $3.6 million in capital lease and non lease obligations in exchange for the Company's payment to the lessor of approximately $1.4 million.

On April 15, 2002, IFX entered into an agreement to provide T1MSN Internet access services for its dial-up access service in Argentina and Chile, and potentially for other Latin American markets. Under the agreement, IFX and T1MSN will share time-on-line revenues attributable to the access service provided to T1MSN's end users. Also under the agreement, IFX will grant to T1MSN warrants potentially enabling T1MSN to acquire up to 15% (approximately 4.5 million warrants at March 31, 2002) of the stock of IFX if certain performance and contract renewal provisions are met by T1MSN.

Subsequent to March 31, 2002, IFX is in the process of entering into a capital lease agreement to lease network capacity infrastructure between Miami, Florida and Caracas, Venezuela through a 15 year indefeasible right of use (IRU) with payments due over 36 months. The 36-month lease will convert into a 15-year IRU on the payment of $1.00 at the end of the lease period.

Shares of the Company's common stock are currently listed on the Nasdaq SmallCap Market. On February 21, 2002 Nasdaq Staff notified the Company that it did not comply with Nasdaq's Marketplace Rule 4310 (c)(2)(B) (the "Rule"), which requires a minimum of $2.0 million in net tangible assets, $2.5 million in stockholders' equity, $35.0 million of market capitalization or $500,000 net income for the most recently completed fiscal year or two of the three of a company's most recently completed fiscal years. Nasdaq Staff has granted the Company an extension until May 15, 2002 to demonstrate compliance with the Rule. On May 9, 2002, the Company received a waiver of certain terms of the Company's Certificates of Designation from the preferred stockholders that result in the Company's preferred stock, which is currently stated as outside of Stockholders' Equity, to be reclassified as part of Stockholders' Equity. If the waiver received from the preferred stockholders had been in-place on March 31, 2002, the Company's Stockholders' Equity section would have been as follows;

                                                                   March 31,
                                                                     2002
                                                                  (Unaudited)
                                                                 -------------
STOCKHOLDERS' EQUITY:
Preferred stock, convertible $1.00 par value; 40,000,000 shares
 authorized, 10,325,372 shares issued and outstanding            $  47,135,700
Common stock, $.02 par value; 110,000,000 shares authorized,
 12,776,495 shares issued and outstanding                              255,500
Additional paid-in capital                                          77,179,300
Treasury stock                                                        (150,000)
Accumulated deficit                                               (113,302,500)
Accumulated other comprehensive loss                                (2,298,800)
Deferred compensation                                               (3,037,700)
                                                                 -------------
TOTAL STOCKHOLDERS' EQUITY                                       $   5,781,500
                                                                 =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's statement of position and results of operations include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as "IFX," "IFX Networks" or the "Company").

During September 2000, the Company's voting interest in Tutopia fell below 50%. As a result, the Company deconsolidated Tutopia and began accounting for this investment under the equity method. Accordingly, the Company restated its consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended June 30, 2001. The information provided below should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, and the condensed consolidated financial statements and notes thereto for the three and nine months ended March 31, 2002 contained elsewhere herein.

The following table sets forth the percentage of revenues represented by certain items in the Company's condensed consolidated statement of operations for the following periods:

                                    Three Months Ended    Nine Months Ended
                                         March 31,             March 31,
                                      2002       2001       2002       2001
                                    -------    -------    -------    -------

Dial-up                                13.0%      19.5%      15.0%      22.4%
Dedicated line services                54.8       25.8       48.8       18.4
Sales to related party                 22.9       43.0       26.1       47.2
Web hosting and design services         4.3        4.3        4.1        4.0
Other                                   5.0        7.4        6.0        8.0
                                    -------    -------    -------    -------
TOTAL REVENUES                        100.0      100.0      100.0      100.0

Cost of revenues                       49.9       57.3       52.3       62.5
                                    -------    -------    -------    -------
Gross profit                           50.1       42.7       47.7       37.5

General and administrative             76.9       77.1       82.8       85.3
Sales and marketing                     4.2        9.8        5.2       10.9
Depreciation and amortization          44.1       52.5       46.7       48.9
Non-cash stock compensation            14.4       14.2       14.5       20.6
Impairment of acquired customer
base                                     --         --        3.1         --
Impairment of property and
equipment                               6.6         --        2.2         --
                                    -------    -------    -------    -------
                                      146.2      153.6      154.5      165.7
                                    -------    -------    -------    -------

Operating loss from continuing
operations                            -96.1     -110.9     -106.8     -128.2
                                    -------    -------    -------    -------

OTHER INCOME (EXPENSE):                -1.6      -15.7       11.9      -20.0
                                    -------    -------    -------    -------

Loss from continuing operations
before income taxes                   -97.7     -126.6      -94.9     -148.2
Income tax benefit                      0.1        9.5        3.6        8.4
                                    -------    -------    -------    -------
Loss from continuing operations       -97.6     -117.1      -91.3     -139.8
Gain from extraordinary item           61.2         --       20.0         --
Income from discontinued
operations, net of taxes                0.1        4.9        6.6       11.2
                                    -------    -------    -------    -------
      Net loss                        -36.3%    -112.2%     -64.7%    -128.6%
                                    =======    =======    =======    =======


CONTINUING OPERATIONS

Quarters ended March 31, 2002 and 2001

Total revenues for the third quarter of fiscal 2002, ended March 31, 2002, decreased $1.4 million to $7.0 million from $8.4 million during the same period in fiscal 2001. Revenue relating to dial-up services decreased to $0.9 million for the three month period ended March 31, 2002, as compared to $1.6 million for the same period during fiscal 2001. Revenues from dedicated line services increased by $1.6 million to $3.8 million for the third quarter of fiscal 2002 as compared to $2.2 million for the same period of fiscal 2001. The decrease in dial-up related revenue and the increase in dedicated line revenue is attributable to the Company's pursuit of its business strategy of focusing on business clients and not individual dial-up customers. In addition, the decrease in dial-up revenue was affected by the partial sale of the dial-up business in Brazil during the quarter ended March 31, 2002.

Services provided to Tutopia, a related party, resulted in approximately $1.6 million of revenue, or a decrease of $2.0 million during the third quarter of fiscal 2002 as compared to revenue of $3.6 million for the same period of fiscal 2001. The decrease is attributable to a reduction of rates per hour of usage during fiscal 2002 and the Company's renegotiation of its network services agreement with Tutopia to include, among other changes, a decrease in the monthly minimum connectivity charge from approximately $1.0 million to approximately $0.65 million. The revised agreement with Tutopia was effective as of July 1, 2001. Web hosting and design services revenue for the three month period ended March 31, 2002 was approximately $0.3 million compared to $0.4 million for the comparable period ended March 31, 2001. Other revenue for the quarters ended March 31, 2002 and 2001 was approximately $0.4 million and $0.6 million, respectively.

Cost of revenues as a percentage of total revenues in the third quarter of fiscal 2002 decreased 7.4 percentage points to 49.9% from 57.3% in the comparable period of fiscal 2001. The decrease in costs of revenues can be attributed to management's continued efforts to increase efficiencies in the Company's use of its network such as entering into capital lease agreements to lease network capacity infrastructure through various 15-year indefeasible rights of use (IRUs) thereby reducing bandwidth costs. Also, as a result of decreased dial-up traffic, the Company has been able to reduce network capacity resulting in decreased network costs.

General and administrative expenses decreased to $5.4 million for the three months ended March 31, 2002 as compared to $6.5 million for the comparable period ended March 31, 2001. The decrease is primarily due to increased efficiencies and cost reduction efforts including, but not limited, to a decrease in the number of staff throughout the Company's operations. As a percentage of total revenues, general and administrative expenses decreased to 76.9% for the third quarter of fiscal 2002 as compared to 77.1% for the third quarter of fiscal 2001.

During the three month period ended March 31, 2002, sales and marketing expenses decreased $0.5 million to $0.3 million as compared to $0.8 million for the three month period ended March 31, 2001. The decrease is a result of management's decision to reduce advertising costs throughout the Company's operations.

Depreciation and amortization expense decreased to $3.1 million from $4.4 million for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. The decrease results from decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by an increase in depreciation expense related to the acquisition of fixed assets, specifically under leased IRU agreements.

For the three months ended March 31, 2002, the Company recorded non-cash stock compensation of $1.0 million as compared to $1.2 million expensed during the three month period ended March 31, 2001. Non-cash stock compensation is derived from the amortization of deferred compensation resulting from the issuance of stock options in previous periods.

During the quarter ended March 31, 2002, the Company recorded an estimated impairment charge of $0.5 million for the leased STM-1 located in Argentina as result of the uncertainty related to the Argentine political and economic situation and the closing of the Argentine financial markets.

In the third quarter of fiscal 2002, IFX recorded total other expense of approximately $0.1 million that consisted of $0.5 million in interest expense, a $0.5 million gain on the sale of the Bolivian subsidiary and $0.1 million in the equity in loss of Tutopia. For the comparable period ended March 31, 2001, the Company recorded other expense of approximately $1.3 million primarily consisting of $0.9 million of interest expense and $0.3 million related to a private equity fee related to the preferred stock funding during fiscal 2001.

Nine Months ended March 31, 2002 and 2001

Total revenues for the nine months ended March 31, 2002 decreased $2.7 million to $21.5 million from $24.2 million during the same period in fiscal 2001. Revenue relating to dial-up services decreased $2.2 million to $3.2 million for the nine month period ended March 31, 2002 as compared to $5.4 million for the comparable period during fiscal 2001. Revenues from dedicated line services increased by $6.0 million to $10.5 million for the nine months ended March 31, 2002 as compared to $4.5 million for the same period of fiscal 2001. The decrease in dial-up related revenue and the increase in dedicated line revenue is attributable to the Company's pursuit of its business strategy of focusing on business clients and not individual dial-up customers. In addition, the decrease in dial-up revenue was affected by the partial sale of the dial-up business in Brazil during the quarter ended March 31, 2002.

Services provided to Tutopia, a related party, resulted in approximately $5.6 million in revenues, or a decrease of $5.8 million during the nine month period ended March 31, 2002 as compared to $11.4 million for the same period of fiscal 2001. The decrease is attributable to a reduction of rates per hour of usage during fiscal 2002. In addition, the Company renegotiated its network services agreement with Tutopia to include, among other changes, a decrease in the monthly minimum connectivity charge from approximately $1.0 million to approximately $0.65 million. The revised agreement with Tutopia was effective as of July 1, 2001. Web hosting and design services revenue for the nine month period ended March 31, 2002 and 2001 was approximately $0.9 million and $1.0 million, respectively. Other revenues decreased to $1.3 million for the nine month period ended March 31, 2002 as compared to $1.9 million for the comparable period ended March 31, 2001.

Cost of revenues as a percentage of total revenues decreased 10.2 percentage points to 52.3% during the first nine months of fiscal 2002 from 62.5% in the comparable period of fiscal 2001. The decrease in costs of revenues can be attributed to management's continued efforts to increase efficiencies in the Company's use of its network such as entering into capital lease agreements to lease network capacity infrastructure through various 15-year indefeasible rights of use (IRUs) thereby reducing bandwidth costs. Also, as a result of decreased dial-up traffic, the Company has been able to reduce network capacity resulting in decreased network costs.

General and administrative expenses decreased $2.8 million to $17.8 million for the nine month period ended March 31, 2002 as compared to the $20.6 million for the comparable period ended March 31, 2001. The decrease is primarily due to increased efficiencies and cost reduction efforts including, but not limited, to a decrease in the number of staff throughout the Company's operations. As a percentage of total revenues, general and administrative expenses decreased to 82.8% for the nine month period ended March 31, 2002 as compared to 85.3% for the nine month period ended March 31, 2001.

During the nine month period ended March 31, 2002, sales and marketing expenses decreased $1.5 million to $1.1 million as compared to $2.6 million for the nine month period ended March 31, 2001. The decrease is a direct result of management's decision to reduce advertising expenses.

Depreciation and amortization expense decreased to $10.0 million from $11.8 million for the nine month period ended March 31, 2002 as compared to the nine month period ended March 31, 2001. The decrease results from the decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by increase in depreciation expense related to the acquisition of fixed assets.

For the nine month period ended March 31, 2002, the Company recorded non-cash stock compensation of $3.1 million as compared to the $5.0 million expensed during the nine month period ended March 31, 2001. This decrease resulted from payments of non-cash stock compensation related to acquisitions of $1.0 million recorded in September 2000. In addition, the amortization of deferred compensation expense decreased by $0.9 million as a result of employee separations.

On February 6, 2002, the IFX Board of Directors approved the partial sale of the Company's Brazilian dial-up subscribers to an unrelated third party. Under the terms of the agreement, the amount of sales proceeds to be received by the Company will be dependent on the number of dial-up subscribers that successfully migrate to the system of the purchaser. The Company recorded $0.7 million impairment to its acquired customer base related to its Brazilian dial-up customers as a result of this sale and such write-off was recognized during the quarter ended December 31, 2001. No gain was realized from the partial sale of dial-up subscribers in Brazil.

During the quarter ended March 31, 2002, the Company recorded an estimated impairment charge of $0.5 million for the leased STM-1 located in Argentina as result of the uncertainty related to the Argentine political and economic situation and the closing of the Argentine financial markets.

During the nine months ended March 31, 2002, IFX recorded total other income of $2.6 million primarily consisting of the recognition of $4.4 million deferred gain on sale of the Company's investment in Yupi Internet, Inc. and a $0.5 million gain on the sale of the Bolivian subsidiary. The income was offset by interest expense of $1.7 million and an expense recorded to realize a loss in equity of investee of $0.7 million. For the nine month period ended March 31, 2001, the Company recorded other expense of $4.8 million that primarily consisted of $3.7 million of equity in loss of Tutopia and $1.2 million of interest expense.

Income Tax Benefit

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at March 31, 2002 and June 30, 2001.

Income From Discontinued Operations, Net of Taxes

For the three month period ended March 31, 2002, the Company had $10,000 in income from discontinued operations, net of taxes and $0.4 million for the three month period ended March 31, 2001. The final payment from discontinued operations was earned during the quarter ended December 31, 2001, and the Company does not expect to receive any additional income from discontinued operations in the future. For the nine month periods ended March 31, 2002 and March 31, 2001, the Company had income from discontinued operations of approximately $1.4 million and $2.7 million, net of taxes, respectively. The decrease in 2002 from 2001 was related to the September 2000 sale of the Company's preference share, thereby reducing future earn-out payments.

Extraordinary Item Resulting From The Early Extinguishment of Debt

During the quarter ended March 31, 2002, the Company and one of its lessors agreed to the extinguishment of approximately $8.7 million in capital lease obligations in exchange for the Company's payment to the lessor of approximately $2 million and the granting of 500,000 warrants allowing the lessor to purchase shares of the Company's common stock at $1 per share. These warrants are immediately exercisable and expire 10 years from date of grant. As a result of this transaction, the Company recorded $4.3 million as an extraordinary gain resulting from the early extinguishment of debt.

FINANCIAL CONDITION

Liquidity and Capital Resources

For the nine month period ended March 31, 2002, cash used by operating activities was approximately $9.0 million compared to $11.0 million for the comparable period in fiscal 2001. Cash used by operating activities is mainly related to the connectivity expenses of the Company's network, operating leases, payroll and advertising. IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits.

For the nine month period ended March 31, 2002, cash used by investing activities was approximately $0.3 million compared to $8.3 million for the same period in fiscal 2001. Cash used in investing activities primarily consists of acquisitions of property and equipment. In addition, as a result of the termination or renegotiation of lease obligations, $2.1 million in restricted cash was made available for use by the Company to paydown lease obligations.

For the nine month period ended March 31, 2002, cash provided by financing activities was approximately $3.1 million compared to $8.3 million during the comparable period in fiscal 2001. Cash of approximately $5.2 million was used for payments of capital lease obligations. Approximately $1.1 million was provided through the issuance of convertible promissory notes to purchasers of Series D preferred stock and approximately $7.1 million was provided by the issuance of the Company's preferred shares. Cash provided by financing activities in the prior year included the $10.1 million sale of preferred stock.

In connection with certain of its capital lease agreements, the Company was required to maintain cash of approximately $2.1 million in restricted interest-bearing accounts as of June 30, 2001. As part of the Company's agreements with certain lessor's to restructure or extinguish certain debt obligations, the Company is no longer required to maintain any funds in restricted cash accounts as of March 31, 2002.

At March 31, 2002, the Company had a working capital deficit of $16.9 million. The Company has also incurred significant operating losses and operating cash flow deficiencies during the past several fiscal years. As a result, the Company is dependent on funding from outside sources and existing shareholders to meet its ongoing commitments and obligations. The Company expects to utilize existing cash and cash-equivalents together with operating cash flows, additional funding from UBS Capital Americas and other investors as discussed below, and amounts to be paid by Tutopia, to fund the Company's operations. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may attempt to issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future would affect IFX's ability to meet its working capital needs, or satisfy capitalize lease and other obligations. In addition, cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

As discussed in a Form 8-K filed on February 27, 2002 and pursuant to the Stock Purchase Agreement ("Series C Purchase Agreement") dated as of October 11, 2001, UBS Capital Americas III, L.P. and UBS Capital LLC (referred to herein collectively as "UBS") invested an additional $7.0 million of cash and surrendered 1.5 million shares of IFX's common stock held by UBS in exchange for 3,876,241 shares of the newly issued IFX Series C preferred stock. Prior to the closing of the Series C preferred round, UBS had advanced IFX $5.5 million through February 18, 2002 in exchange for 10 percent convertible notes. Upon the closing of the Series C investment, the 10 percent convertible notes were automatically converted to Series C preferred shares. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after holder's of the Company's preferred stock receive their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference.

The Series C investment caused the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock is convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as previously provided. This investment also caused the conversion ratio of the approximately
4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock would be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio of the Series B preferred stock does not result in a beneficial conversion feature since the conversion price remains greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature was recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock were amended to add the same limited participation feature as in the Series C preferred stock. As part of this transaction, IFX provided a put right to UBS and the other Tutopia preferred and common shareholders providing them the ability to exchange their equity investment in Tutopia for like shares of IFX's preferred ("New Preferred Stock") or common stock at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia within one year of closing (the "Put Option"). In general, the New Preferred Stock shall have the same terms as the Company's Series A, B, and C stock, except that the New Preferred Stock shall not have a participation feature.

As a result of the Put Option, holders of Tutopia preferred shares will be able to convert their shares into approximately 7.3 million shares of IFX preferred stock. Such shares will be convertible into a new class of IFX preferred stock that is essentially identical to the Company's existing classes of preferred stock, except with regard to participation features. Also, as a result of the Put Option, holders of Tutopia common stock will be able to convert their shares into approximately 1.3 million shares of IFX common stock. The Company computed the estimated value of the Put Option using the Black Scholes option valuation model and the following assumptions: risk-free interest rate 1.7%, dividend yield 0%, and an expected life of 1 year. The $1.6 million estimated fair value of the Put Option issued to Tutopia shareholders that are also IFX preferred shareholders was recorded as additional paid-in capital and resulted in a discount to the IFX Series C preferred stock. The Black Scholes valuation model requires the input of highly subjective assumptions, such as the expected stock price volatility, and the estimated fair value may not necessarily represent amounts that could be realized in a current transaction. The discount on the Series C preferred shares did not result in a beneficial conversion feature since the intrinsic conversion price of the Series C preferred shares remained greater than the market price of the Company's common stock on the date the Series C preferred shares were sold. As discussed below, subsequent to March 31, 2002, the terms of the Put Option were amended so that holders of Tutopia common shares could convert such shares into IFX preferred shares rather then IFX common shares as provided for in the original Put Option.

Under the terms of the Certificates of Designation for the Company's Convertible Preferred Stock and the Third Amended and Restated Stockholders Agreement dated as of February 19, 2002, among IFX, UBS Capital, International Technology Investments, LC, ("ITI"), Joel Eidelstein (IFX's President), Michael Shalom (IFX's Chairman) and Lee S. Casty ("Casty") (the "Third Stockholders Agreement"), IFX's Board of Directors has been reduced to seven members from eight (George Myers has resigned as a member of the Board of Directors) and UBS Capital is entitled to appoint four out of seven members of the Board of Directors. UBS also has the right to jointly designate a fifth director in conjunction with ITI and Casty. Casty and ITI each have the right to appoint one director. Prior to the issuance of the Series C Preferred Stock and the execution of the Third Stockholders Agreement, UBS had the right to appoint three members of an eight member Board of Directors and to jointly designate a fourth director in conjunction with ITI and Casty. After the purchase of the Series C Preferred Stock, UBS capital owns approximately 57% of the voting shares of IFX (assuming conversion of all Company convertible preferred stock into Common Stock).

Pursuant to a Stock Purchase Agreement dated as of February 19, 2002, UBS Capital, ITI, LSC, LLC ("LSC"), and Jak Bursztyn ("Bursztyn") (collectively with UBS Capital, the "Purchasers") have agreed to invest a total of $5 million and surrender 750,000 shares of IFX Series C preferred stock and 684,000 shares of IFX common stock in exchange for approximately 6.4 million shares of IFX's newly-issued Series D Convertible Preferred Stock ("Series D Preferred Stock"). LSC is an affiliate of Casty and ITI is an affiliate of Michael Shalom. Each share of Series D Preferred Stock will initially be convertible into two shares of the Company's common stock. The Series D Preferred Stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or winding up of Registrant, each holder of Series D Preferred Stock will be entitled to receive a Stated Preference of $6.00 per share plus 10% of such amount per annum from the date of issuance and will also participate with the holders of Common Stock after the holder of the Company's preferred stock receive their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D Preferred Stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference. Pending the closing of the Series D preferred round, the Purchasers advanced funds to the Company in exchange for 10 percent convertible notes (due May 31, 2002) which will be automatically converted to Series D preferred shares on closing. As of March 31, 2002, the Purchasers have advanced $1.14 million (and have advanced approximately $2.0 million as of May 10, 2002).

In this transaction, UBS Capital will invest approximately $3.33 million in cash and surrender 750,000 shares of Series C Preferred Stock in exchange for approximately 4.6 million shares of newly issued Series D Preferred Stock. Each of ITI and LSC will invest approximately $0.8 million in cash and surrender approximately 333,000 shares of Common Stock in exchange for approximately 844,000 shares of Series D Preferred Stock. Bursztyn will invest approximately $40,000 in cash and surrender approximately 17,000 shares of Common Stock in exchange for approximately 43,000 shares of Series D Preferred Stock.

As part of the transaction, the Company will amend the Put Option so that for one year, the Purchasers will be entitled to exchange their newly purchased shares of Tutopia Series B Preferred Stock for up to approximately 830,000 shares of Series D Preferred Stock. UBS Capital will be entitled to exchange the shares of Tutopia which it currently owns for up to 5,610,000 shares of New Preferred Stock. Certain other stockholders of Tutopia will also be able to exchange their Tutopia shares for up to approximately 1,300,000 shares of New Preferred Stock.

Upon the closing of the Series D investment, IFX would have approximately 41.5 million shares of Common Stock outstanding if all of the Company's convertible preferred stock were converted into common stock. In conjunction with the Series D Preferred Stock transaction, the Board of Directors of IFX agreed to increase the number of shares of common stock authorized from 60 million to 110 million and increased the number of shares of preferred stock authorized from 20 million to 40 million.

Argentina continues to experience recessionary conditions and difficulty in accessing international capital markets, and has recently faced internal political disruption and social unrest. The continued uncertain economic, social and political conditions in Argentina could have a negative affect on the Company's revenues. As a result of the devaluation and the decision to allow the Argentine Peso to float against the U.S. Dollar, and in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and guidance addressed in Emerging Issues Task Force D-12 Foreign Currency Translation - Selection of Exchange Rate When Trading is Temporarily Suspended, through March 31, 2002, the Company recorded $0.8 million write-down of net assets and a corresponding currency translation adjustment as a reduction to shareholders' equity, as part of accumulated other comprehensive loss. In addition, the Company recorded an estimated impairment charge against fixed assets of $0.5 million for the three month period ended March 31, 2002. In addition, in February 2002 Venezuela switched to a free-floating exchange rate, ending its policy of keeping the Bolivar trading within a narrow band. It is uncertain what long-term impact the Venezuelan economic and political situation will have on our operations.

Shares of the Company's common stock are currently listed on the Nasdaq SmallCap Market. On February 21, 2002 Nasdaq Staff notified the Company that it did not comply with Nasdaq's Marketplace Rule 4310 (c)(2)(B) ("Rule"), which requires a minimum of $2.0 million in net tangible assets, $2.5 million in stockholder's equity, $35.0 million of market capitalization or $500,000 net income for the most recently completed fiscal year or two of the three of a Company's most recently completed fiscal years. Nasdaq Staff has granted the Company an extension until May 15, 2002 to demonstrate compliance with the Rule. In order to comply with the Rule, the Company has received a waiver of certain terms from the preferred stockholders that results in the preferred stock, currently stated as outside of Stockholders Equity, to be reclassified as part of Stockholder's equity.

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

In particular, Argentina continues to experience recessionary conditions and difficulty in accessing international capital markets, and has recently faced internal disruption and social unrest. The continued uncertain economic, social and political conditions in Argentina could have a negative affect on the Company's revenues. As a result of this devaluation and the decision to allow the Argentine Peso to float against the U.S. Dollar, and in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and guidance addressed in Emerging Issues Task Force D-12 Foreign Currency Translation - Selection of Exchange Rate When Trading is Temporarily Suspended, through March 31, 2002, the Company recorded $0.8 million write-down of net assets and a corresponding currency translation adjustment as a reduction to shareholders' equity, as part of accumulated other comprehensive loss. In addition, the Company recorded an impairment charge of $0.5 million for the three month period ended March 31, 2002.

Interest Rate Risk

The Company's short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in market interest rates should not significantly affect the value of the Company's investments.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 19, 2002, the holders of approximately 82% of the Company's stock entitled to cast votes for such matters consented, in writing, to the following proposals made by the Company's Board of Directors:

The amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 110,000,000 from 60,000,000 and to increase the number of authorized shares of the Company's preferred stock from 20,000,000 to 40,000,000; and the issuance of shares of Series D Convertible Preferred Stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

           None

  (b)  Reports on Form 8-K

  The Company filed a report on Form 8-K on February 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


IFX CORPORATION
---------------
(Registrant)

Dated:   May 15, 2002                  By: /S/ MICHAEL SHALOM
                                       ----------------------

                                                Michael Shalom
                                                Chief Executive Officer

Dated:   May 15, 2002                  By: /S/ JOSE LEIMAN
                                       -------------------

                                                Jose Leiman
                                                Chief Financial Officer

Dated:   May 15, 2002                  By: /S/ JOSE FALAGAN
                                       --------------------

                                               Jose Falagan
                                               Principal Accounting Officer