Form 10-Q/A
period 2001-12-31
IFX CORP
filed 2002-08-28
CIK 792861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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

IFX CORPORATION AND SUBSIDIARIES


PART 1    FINANCIAL INFORMATION                                             PAGE

Item 1    Financial Statements
            Condensed consolidated balance sheets as of December 31,
            2001 (unaudited) and June 30, 2001                                3

            Condensed consolidated statements of operations (unaudited)
            for the three and six months ended December 31, 2001 and 2000     4

            Condensed consolidated statements of cash flows (unaudited)
            for the six months ended December 31, 2001 and 2000               5

            Notes to condensed consolidated financial statements (unaudited)  6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3    Quantitative and Qualitative Disclosures about Market Risk         20

PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders                20

Item 6    Exhibits and reports on Form 8-K                                   20

            (a) Exhibits

            (b) Reports on Form 8-K

SIGNATURES                                                                   21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,          June 30,
                                                                        2001                 2001
                                                                   ---------------       -------------
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $     510,300       $    7,647,700
  Restricted cash                                                       1,302,700              981,400
  Receivables, net of allowance for doubtful
    accounts of $1,721,200 and $1,955,800 at December 31, 2001
    and June 30, 2001, respectively                                     2,731,600            2,692,400
  Due from related party                                                1,396,700              910,500
  Net assets of discontinued operations                                 1,879,000              138,900
  Prepaid expenses                                                        848,800            1,261,200
                                                                    -------------       --------------
     Total current assets                                               8,669,100           13,632,100

PROPERTY AND EQUIPMENT, NET                                            21,602,600           24,284,500

OTHER ASSETS
  Restricted cash - non-current                                           814,100            1,131,700
  Acquired customer base, net of accumulated amortization of
    $4,391,400 and $4,493,500, at December 31, 2001 and
    June 30, 2001, respectively                                         1,853,000            3,953,900
  Investments                                                           2,492,500            3,009,000
  Foreign taxes recoverable                                             1,621,400            1,976,100
  Other assets                                                            661,600              536,300
                                                                    -------------       --------------
     Total other assets                                                 7,442,600           10,607,000
                                                                    -------------       --------------
TOTAL ASSETS                                                        $  37,714,300       $   48,523,600
                                                                    =============       ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $  11,773,100       $   10,926,300
  Accrued expenses                                                      4,618,600            5,257,200
  Convertible notes payable                                             4,600,000                  --
  Deferred revenues                                                     1,744,500            1,102,700
  Capital lease obligations - current portion                           8,390,000            7,926,000
                                                                    -------------       --------------
     Total current liabilities                                         31,126,200           25,212,200

LONG-TERM LIABILITIES
  Other long-term liabilities                                             259,900              296,400
  Deferred gain on sale of investment                                         --             4,451,900
  Capital lease obligations, less current portion                       6,079,600            8,142,100
                                                                    -------------       --------------
     Total long-term liabilities                                        6,339,500           12,890,400
                                                                    -------------       --------------
TOTAL LIABILITIES                                                      37,465,700           38,102,600
                                                                    -------------       --------------


REDEEMABLE PREFERRED STOCK
  Preferred stock, convertible, $1.00 par value;
    10,000,000 shares authorized, 6,449,131 issued
    and outstanding at both December 31, 2001 and June 30, 2001        40,463,900           40,463,900

STOCKHOLDERS' EQUITY
  Common stock, $.02 par value; 50,000,000 shares authorized,
     14,276,495 shares issued and outstanding at both
     December 31, 2001 and June 30, 2001                                  285,500              285,500
  Additional paid-in capital                                           76,476,700           77,054,600
  Accumulated deficit                                                (110,789,200)         (99,415,000)
  Accumulated other comprehensive loss                                 (2,015,800)          (1,118,500)
  Deferred compensation                                                (4,172,500)          (6,849,500)
                                                                    -------------       --------------
 TOTAL STOCKHOLDERS' EQUITY                                           (40,215,300)         (30,042,900)
                                                                    -------------       --------------


TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY                                              $  37,714,300       $   48,523,600
                                                                    =============       ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months Ended                     Six Months Ended
                                                    December 31,                          December 31,
                                               2001               2000                2001               2000
                                           -------------     --------------     ---------------     --------------
REVENUES
   Dial-up                               $    1,123,600   $     1,470,800   $      2,303,600   $     3,788,000
   Dedicated line services                    3,467,400         1,493,100          6,630,000         2,285,400
   Sales to related party                     1,994,600         4,551,000          3,989,400         7,816,700
   Web hosting and design services              276,300           330,800            565,700           632,100
   Other                                        556,200           482,400            959,200         1,296,400
                                         --------------   ---------------   ----------------   ---------------
        Total revenues                        7,418,100         8,328,100         14,447,900        15,818,600

   Cost of revenues                           3,988,200         5,386,400          7,911,800        10,313,700
                                         --------------   ---------------   ----------------   ---------------
   Gross profit                               3,429,900         2,941,700          6,536,100         5,504,900

   General and administrative                 7,561,200         8,517,100         14,479,300        17,974,100
   Sales and marketing                          345,300         1,536,000            831,800         1,828,300
   Depreciation and amortization              3,149,000         3,953,400          6,757,300         7,430,200
   Impairment of acquired customer base         670,200                --            670,200                --
                                         --------------   ---------------   ----------------   ---------------
        Total operating expenses             11,725,700        14,006,500         22,738,600        27,232,600
                                         --------------   ---------------   ----------------   ---------------
        Operating loss from continuing
          operations                         (8,295,800)      (11,064,800)       (16,202,500)      (21,727,700)

OTHER INCOME (EXPENSE)
   Interest income                               20,000           183,200             81,900           459,700
   Interest expense                            (633,300)         (223,000)        (1,231,400)         (317,600)
   Loss in equity of investee                  (276,000)               --           (515,500)       (3,721,400)
   Gain on sale of investment                        --                --          4,451,900                --
   Other                                        (76,500)          109,900           (123,700)           62,600
                                         --------------   ---------------   ----------------   ---------------
        Total other income (expense)           (965,800)           70,100          2,663,200        (3,516,700)
                                         --------------   ---------------   ----------------   ---------------
Loss from continuing operations before
 income taxes                                (9,261,600)      (10,994,700)       (13,539,300)      (25,244,400)
Income tax benefit                              650,300           213,200            757,800         1,242,500
                                         --------------   ---------------   ----------------   ---------------
Loss from continuing operations              (8,611,300)      (10,781,500)       (12,781,500)      (24,001,900)
Income from discontinued operations,
 net of taxes                                 1,207,700           395,800          1,407,300         2,307,500
                                         --------------   ---------------   ----------------   ---------------
   NET LOSS                              $   (7,403,600)  $   (10,385,700)  $    (11,374,200)  $   (21,694,400)
                                         ==============   ===============   ================   ===============

BASIC AND DILUTED LOSS PER SHARE
   Continuing operations                 $        (0.60)  $         (0.79)  $          (0.90)  $         (1.78)
   Discontinued operations                         0.08              0.03               0.10              0.17
                                         --------------   ---------------   ----------------   ---------------
        Net loss                         $        (0.52)  $         (0.76)  $          (0.80)  $         (1.61)
                                         ==============   ===============   ================   ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
   Basic and diluted                         14,276,495        13,628,972         14,276,495        13,473,444
                                         ==============   ===============   ================   ===============




The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                2001                          2000
                                                                           ---------------              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $    (11,374,200)           $     (21,694,400)

Adjustments to reconcile net loss to net cash used by
 operating activities:
   Depreciation                                                                 5,326,600                    2,617,500
   Amortization                                                                 1,430,700                    4,812,700
   Deferred gain on sale of investment                                         (4,451,900)                          --
   Bad debt expense, net of write-offs                                           (175,000)                     789,400
   Non-cash stock compensation                                                  2,099,000                    3,789,900
   Impairment of acquired customer base                                           670,200                           --
   Equity in loss of investees                                                    515,500                    3,721,400
   Effect of deconsolidation of Tutopia.com, Inc.                                      --                   (2,391,700)
   Change in net assets of discontinued operations                             (1,740,100)                     141,700
   Changes in operating assets and liabilities:
      Foreign taxes recoverable                                                  (331,200)                     (61,500)
      Receivables                                                                (753,400)                  (1,717,400)
      Due from related party                                                     (499,100)                          --
      Income tax receivable                                                            --                      636,600
      Prepaid expenses                                                            383,400                     (130,300)
      Other assets                                                                (69,200)                     424,200
      Deferred revenues                                                           649,000                      296,500
      Accounts payable and accrued expenses                                       377,100                      987,000
                                                                         ----------------            -----------------
Cash used by operating activities                                              (7,942,600)                  (7,778,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                                                    (3,700)                    (850,000)
Acquisitions, primarily customer base                                                  --                     (456,600)
Purchases of property and equipment                                            (2,076,600)                  (5,329,600)
                                                                         ----------------            -----------------
Cash used by investing activities                                              (2,080,300)                  (6,636,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                4,600,000                      123,700
Payments of capital lease obligations                                          (1,659,900)                    (623,900)
Issuance of preferred shares                                                           --                   10,100,000
                                                                         ----------------            -----------------
Cash provided by financing activities                                           2,940,100                    9,599,800

Effect of exchange rate changes on cash and cash equivalents                      (54,600)                     428,900
                                                                         ----------------            -----------------
Decrease in cash and cash equivalents                                          (7,137,400)                  (4,385,900)
Cash and cash equivalents, beginning of period                                  7,647,700                   13,835,500
                                                                         ----------------            -----------------
Cash and cash equivalents, end of period                                 $        510,300            $       9,449,600
                                                                         ================            =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                $      1,231,400            $         317,600
                                                                         ================            =================

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES DISCLOSURE:

   Acquisition of equipment through assumption of capital
   lease obligations                                                     $      1,280,000            $       2,753,900
                                                                         ================            =================

   Value of stock issued in conjunction with acquisitions                $             --            $       2,042,000
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

Comprehensive Income

During the three month period ended December 31, 2001 and 2000, the Company's comprehensive loss was $7.9 and $10.3 million, respectively compared with net loss of $7.4 million and $10.4 million, respectively. During the six-month period ended December 31, 2001 and 2000, the Company's comprehensive loss was $12.3 and $21.3 million, respectively compared with net loss of $11.4 million and $21.7 million, respectively. The primary difference between comprehensive and net loss was due to foreign currency translation adjustments.

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

Preferred Stock

At the July 2001 Emerging Issues Task Force meeting, the SEC staff announced that, among other things, preferred securities that are redeemable upon the occurrence of an event outside the control of the issuer, such as a change in control, are required to be classified outside of equity (EITT D-98 Classification and Measurement of Redeemable Securities). The Company has determined that its preferred stock would be redeemable under certain circumstances that are beyond its control. As a result, the Company, reclassified its preferred stock from Stockholders' Equity to Redeemable Preferred Stock as of December 31, 2001 and June 30, 2001.

Liquidity Assessment

The Company expects to utilize existing cash and cash-equivalents together with operating cash flows, funds from earn-out payments, additional funding from UBS Capital Americas as discussed below, and amounts to be paid by Tutopia.com, Inc. ("Tutopia"), to fund the Company's operations . In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future would affect IFX's ability to meet its working capital needs, or satisfy capitalized lease and other obligations. In addition, cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

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

The Company is currently negotiating with UBS, International Technology Investments ("ITI") and Lee Casty (all current shareholders of the Company) to increase their investments in the Company. The parties intend that these investors will invest a total of $5 million and surrender IFX stock in exchange for IFX convertible Series D participating preferred stock priced at $1.20 per share and convertible to two shares of IFX common stock for each share of Series D preferred stock. It is anticipated that each share of preferred stock will have a liquidation preference of $6.00 per share and will also participate with the holders of common stock after the Series D holder receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D preferred stock after taking into account the participation feature is limited to 3-1/2 times the stated preference. As part of this transaction, the parties intend that in addition to the cash investment of approximately $3.3 million, UBS will surrender 750,000 shares of its Series C preferred stock in exchange for 1,875,000 shares of newly issued Series D preferred stock. In addition, ITI and Mr. Casty will each invest approximately $0.8 million and surrender approximately 340,000 IFX common shares in exchange for approximately 170,000 of newly issued shares of Series D preferred stock.

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

On October 1, 2001, the Company entered into an agreement to lease network capacity infrastructure through a 15 year indefeasible right of use (IRU) with payments due over 36 months. The agreement states that the lessor shall provide the Company with portability of the STM-ls to the extent that there is capacity on the lessor's network. As of December 31, 2001, the Company had activated two of the three available STM-1s under this agreement. Future minimum payments under this lease agreement were $8.9 million, including $1.0 million in fiscal 2002, $3.8 million in fiscal 2003, $3.9 million in fiscal 2004, and $0.2 million in fiscal 2005. The STM-1s are being amortized on a straight-line basis over ten years.

Subsequent to December 31, 2001, the Company and the lessor amended the October 2001 lease agreement to effect price reductions commencing in fiscal 2003. Taking into account such price reductions and the subsequent purchase of additional network capacity for an STM-1 between Miami, Florida and Caracas, Venezuela, the revised future minimum lease payments are $6.6 million, consisting of $1.0 million in fiscal 2002, $2.5 million in fiscal 2003, $2.5 million in fiscal 2004 and $0.6 million in fiscal 2005. In addition, the Company is in the process of entering into an agreement to lease network capacity infrastructure between Miami, FL and Bogota, Colombia with total future minimum lease payments of $4.8 million over a three-year term.

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

Selected unaudited financial information for the three months ended December 31, 2001 and 2000 by segment is presented below:

                           Three Months Ended December 31, 2001                Three Months Ended December 31, 2000
                    ------------------------------------------------      ------------------------------------------------
                                    Income (Loss) from
                                        continuing                                     Loss from continuing
                                     operations before                                   operations before
                      Revenues         income taxes      Total assets      Revenues        income taxes       Total assets
                    -----------    -------------------   ------------     -----------  --------------------   ------------
Argentina            $1,557,800       $    91,300        $ 1,301,600       $1,191,800      $   (223,800)       $ 2,248,800
Brazil                1,661,700        (1,449,200)        12,446,700        1,219,900        (1,595,100)        18,044,500
Chile                   939,700            79,400          2,239,200        1,029,900          (142,100)         5,694,500
Colombia                796,100           (12,600)         1,544,900          809,800           (84,800)         1,879,000
Mexico                  664,700          (465,200)         3,521,700        1,157,700          (749,700)         6,909,900
Venezuela               598,000          (326,700)         1,976,600          678,900          (671,900)         2,839,100
Central America         728,400          (392,600)         1,423,400          509,400          (718,700)         2,943,200
United States and
 all other              471,700        (6,786,000)        13,260,200        1,730,700        (6,808,600)        19,162,400
                     ----------       -----------        -----------       ----------      ------------        -----------
Total                $7,418,100       $(9,261,600)       $37,714,300       $8,328,100      $(10,994,700)       $59,721,400
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

Selected unaudited financial information for the six months ended December 31, 2001 and 2000 by segment is presented below:

                           Six Months Ended December 31, 2001                  Six Months Ended December 31, 2000
                    ------------------------------------------------      ------------------------------------------------
                                    Income (Loss) from
                                        continuing                                     Loss from continuing
                                     operations before                                   operations before
                      Revenues         income taxes      Total assets      Revenues        income taxes       Total assets
                    -----------    -------------------   ------------     -----------  --------------------   ------------
Argentina            $ 3,126,200      $    185,200       $ 1,301,600       $ 1,293,200     $ (1,159,500)       $ 2,248,800
Brazil                 3,309,400        (2,121,800)       12,446,700         2,615,700       (3,242,600)        18,044,500
Chile                  1,817,300            67,700         2,239,200         1,822,300         (336,800)         5,694,500
Colombia               1,070,700          (395,000)        1,544,900           849,600         (679,100)         1,879,000
Mexico                 1,293,400          (727,300)        3,521,700         1,619,000       (1,878,600)         6,909,900
Venezuela              1,135,000          (546,000)        1,976,600         1,177,700         (986,600)         2,839,100
Central America        1,438,900          (893,900)        1,423,400           915,600       (1,304,400)         2,943,200
United States and
 all other             1,257,000        (9,108,200)       13,260,200         5,525,500      (15,656,800)        19,162,400
                     -----------      ------------       -----------       -----------     ------------        -----------
Total                $14,447,900      $(13,539,300)      $37,714,300       $15,818,600     $(25,244,400)       $59,721,400
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

The following table sets forth the percentage of revenues represented by certain items in the Company's condensed consolidated statement of operations for the following periods:


                                                            Three Months Ended                 Six Months Ended
                                                               December 31,                       December 31,
                                                         2001               2000            2001            2000
                                                         ----               ----            ----            ----
Dial-up                                                  15.1%              17.7%           15.9%           24.0%
Dedicated line services                                  46.8               17.9            46.0            14.4
Sales to related party                                   26.9               54.6            27.6            49.4
Web hosting and design services                           3.7                4.0             3.9             4.0
Other                                                     7.5                5.8             6.6             8.2
                                                       ------             ------          ------          ------
TOTAL REVENUES                                          100.0              100.0           100.0           100.0

Cost of revenues                                         53.8               64.7            54.8            65.2
                                                       ------             ------          ------          ------
Gross profit                                             46.2               35.3            45.2            34.8

General and administrative                              101.9              102.3           100.2           113.6
Sales and marketing                                       4.7               18.4             5.8            11.6
Depreciation and amortization                            42.5               47.5            46.8            47.0
Impairment of acquired customer base                      9.0                 --             4.6              --
                                                       ------             ------          ------          ------
                                                        158.1              168.2           157.4           172.2
                                                       ------             ------          ------          ------

Operating loss from continuing operations              -111.8             -132.9          -112.1          -137.4
                                                       ------             ------          ------          ------

OTHER INCOME (EXPENSE):                                 -13.0                0.8            18.4           -22.2
                                                       ------             ------          ------          ------

Loss from continuing operations before income taxes    -124.9             -132.1           -93.7          -159.6
Income tax benefit                                        8.8                2.6             5.2             7.9
                                                       ------             ------          ------          ------
Loss from continuing operations                        -116.1             -129.5           -88.5          -151.7

Income from discontinued operations, net of taxes        16.3                4.8             9.7            14.6
                                                       ------             ------          ------          ------
      Net loss                                          -99.8%            -124.7%          -78.7%         -137.1%
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

Cost of revenues as a percentage of revenues in the second quarter of fiscal 2002 decreased 10.9 percentage points to 53.8% from 64.7% in the comparable period of fiscal 2001. The decrease in costs of revenues is attributable to management's continued efforts to increase efficiencies in the Company's use of its equipment as well as solidifying IFX's network throughout Latin America resulting in the reduction of third party costs.

General and administrative expenses decreased to $7.6 million for the three-months ended December 31, 2001 as compared to $8.5 million for the comparable period ended December 30, 2000. The decrease is primarily due to increased efficiencies and cost reduction efforts including, but not limited, to a decrease in the number of staff throughout the Company's operations. As a percentage of total revenues, general and administrative expenses decreased to 101.9% for the second quarter of fiscal 2002 as compared to 102.3% for the second quarter of fiscal 2001.

During the three-month period ended December 31, 2001, sales and marketing expenses decreased $1.2 million to $0.3 million as compared to $1.5 million for the three-month period ended December 31, 2000. The decrease is a result of management's decision to reduce advertising costs throughout the Company's operations.

Depreciation and amortization expense decreased to $3.1 million from $4.0 million for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000. The decrease results from decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by increase in depreciation expense related to the acquisition of fixed assets.

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

Cost of revenues as a percentage of total revenues decreased 10.4 percentage points to 54.8% during the first six months of fiscal 2002 from 65.2% in the comparable period of fiscal 2001. The decrease in costs of revenues is attributable to management's continued efforts to increase efficiencies of the Company's use of its equipment as well as solidifying IFX's network throughout Latin America resulting in the reduction of third party costs.

General and administrative expenses decreased $3.5 million to $14.5 million for the six-month period ended December 31, 2001 as compared to the $18.0 million for the comparable period ended December 31, 2000. The decrease is primarily due to increased efficiencies and cost reduction efforts throughout the Company's operations. This decrease resulted from payments of non-cash stock compensation related to acquisitions of $1.0 million recorded in September 2000 without a corresponding charge in the current period. In addition, the amortization of deferred compensation expense decreased by $0.7 million as a result of employee separations. As a percentage of total revenues, general and administrative expenses decreased to 100.2% for the first and second quarter of fiscal 2002 as compared to 113.6% for the first and second quarter of fiscal 2001.

During the six-month period ended December 31, 2001, sales and marketing expenses decreased $1.0 million to $0.8 million as compared to $1.8 million for the six-month period ended December 31, 2000. The decrease is a direct result of management's decision to reduce advertising expenses.

Depreciation and amortization expense decreased to $6.8 million from $7.4 million for the six-month period ended December 31, 2001 as compared to the six-month period ended December 31, 2000. The decrease results from the decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by increase in depreciation expense related to the acquisition of fixed assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

For the six-month period ended December 31, 2001, cash used by operating activities was approximately $7.9 million compared to $7.8 million for the comparable period in fiscal 2001. Cash used by operating activities is mainly related to the connectivity expenses of the Company's network, operating leases, payroll and advertising. IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of December 31, 2001, the Company had approximately $0.5 million in unrestricted cash and equivalents.

For the six-month period ended December 31, 2001, cash used by investing activities was approximately $2.1 million compared to $6.6 million for the same period in fiscal 2001. Cash used in investing activities primarily consists of acquisitions of property and equipment.

For the six-month period ended December 31, 2001, cash provided by financing activities was approximately $2.9 million compared to $9.6 million of cash provided by financing activities during the comparable period in fiscal 2001. Cash of approximately $1.7 million was used for payments of capital lease obligations and approximately $4.6 million was provided through the issuance of convertible promissory notes to UBS. Cash provided by financing activities in the prior year included the $10.1 million sale of preferred stock.

The cash flows associated with the Company's acquired customer base represent revenues generated from IFX's paid dial-up Internet access line of business. While that line of business continued to generate revenues during the quarter ended December 31, 2001, ($1.1 million), those revenues are decreasing in absolute terms and as a percentage of the Company's total revenues. The Company's primary focus has changed from targeting paid consumer dial-up account customers to targeting small and medium sized businesses seeking to gain access to the Internet via a dedicated Internet line. In addition, the Company is focusing on providing "carrier" type Internet network services to other companies. Although the decrease in dial-up revenues will have an adverse effect on the short-term cash flows of the Company, the Company expects to grow the revenues from its other lines of business to offset the decrease, in whole or in part.

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

At December 31, 2001, the Company had a working capital deficit of $22.5 million. The Company has also incurred significant operating losses and operating cash flow deficiencies during the past several fiscal years. As a result, the Company is dependent on funding from outside sources and existing shareholders to meet its ongoing commitments and obligations. As discussed in a Form 8-K filed on October 22, 2001, pursuant to a Stock Purchase Agreement dated as of October 11, 2001, UBS agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX's common stock currently held by UBS in exchange for approximately 3.8 million shares of newly issued IFX Series C preferred stock. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after UBS receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the participation feature is limited to 3-1/2 times the Stated Preference.

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

Argentina continues to experience recessionary conditions and difficulty in accessing international capital markets, and has recently faced internal disruption and social unrest. On December 20, 2001, the Argentine government placed restrictions on the exchange of currency. Subsequently, on January 6, 2002, the government of Argentina officially ended the one-to-one peg with the U.S. dollar, which was previously in effect. On January 11, 2002, the Peso began market trading and resulted in a closing exchange rate of 1.65 Argentine Pesos to one-dollar U.S. currency. In February 2002, the Argentine government announced measures to "pesofy" or re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. The continued uncertain economic, social and political conditions in Argentina could have a negative effect on the Company's revenues. As a result of this devaluation, and in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and guidance addressed in Emerging Issues Task Force D-12 Foreign Currency Translation - Selection of Exchange Rate When Trading is Temporarily Suspended, at December 31, 2001, the Company recorded a $0.8 million write-down of net assets and a corresponding currency translation adjustment as a reduction to shareholders' equity, as part of accumulated other comprehensive loss.

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



IFX CORPORATION
-------------------------
  (Registrant)



Dated:  August 27, 2002              By: /S/ MICHAEL SHALOM
                                             --------------------------------
                                             Michael Shalom
                                             Chief Executive Officer


Dated:  August 27, 2002              By: /S/ HOWARD F. ZUCKERMAN
                                             -------------------------------
                                             Howard F. Zuckerman
                                             Chief Financial Officer