Form 10-Q/A
period 2002-03-31
IFX CORP
filed 2002-08-28
CIK 792861

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,          June 30,
                                                                                2002               2001
                                                                            -------------      -------------
                                                                             (unaudited)
ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                                              $   1,445,100      $   7,647,700
     Restricted cash                                                                   --            981,400
     Receivables, net of allowance for doubtful
       accounts of $1,510,100 and $1,955,800
       at March 31, 2002 and June 30, 2001,
       respectively                                                             3,754,300          2,692,400
     Due from related party                                                     2,259,800            910,500
     Prepaid expenses                                                             670,300          1,400,100
                                                                            -------------      -------------
        Total current assets                                                    8,129,500         13,632,100

PROPERTY AND EQUIPMENT, NET                                                    16,757,200         24,284,500

OTHER ASSETS
     Restricted cash - non-current                                                     --          1,131,700
     Acquired customer base, net of accumulated
       amortization of $2,616,600 and
       $4,493,500, at March 31, 2002 and June 30, 2001,
       respectively                                                               671,000          3,953,900
     Investments                                                                2,259,700          3,009,000
     Foreign taxes recoverable                                                  1,357,900          1,976,100
     Other assets                                                                 972,900            536,300
                                                                            -------------      -------------
        Total other assets                                                      5,261,500         10,607,000
                                                                            -------------      -------------

        TOTAL ASSETS                                                        $  30,148,200      $  48,523,600
                                                                            =============      =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Accounts payable                                                       $  10,513,700      $  10,926,300
     Accrued expenses                                                           3,965,100          5,257,200
     Deferred revenues                                                          2,614,900          1,102,700
     Convertible notes payable                                                  1,140,400                 --
     Capital lease obligations - current                                        3,522,800          7,926,000
                                                                            -------------      -------------
        Total current liabilities                                              21,756,900         25,212,200

LONG-TERM LIABILITIES
     Other long-term liabilities                                                  393,700            296,400
     Deferred gain on sale of investment                                               --          4,451,900
     Capital lease obligations, less current portion                            1,504,100          8,142,100
                                                                            -------------      -------------
        Total long-term liabilities                                             1,897,800         12,890,400
                                                                            -------------      -------------
TOTAL LIABILITIES                                                              23,654,700         38,102,600

REDEEMABLE PREFERRED STOCK
     Preferred stock, convertible $1.00 par value; 40,000,000 and
     20,000,000 shares authorized, 10,325,372 and 6,449,131 shares issued
     and outstanding at March 31, 2002 and June 30, 2001, respectively         47,135,700         40,463,900

STOCKHOLDERS' EQUITY
     Common stock, $.02 par value; 110,000,000 and 60,000,000 shares authorized, 12,776,495 and 14,276,495 shares issued
       and outstanding at March 31, 2002 and
       June 30, 2001, respectively                                                255,500            285,500
     Additional paid-in capital                                                77,179,300         77,054,600
     Treasury stock                                                              (150,000)                --
     Accumulated deficit                                                     (112,590,500)       (99,415,000)
     Accumulated other comprehensive loss                                      (2,298,800)        (1,118,500)
     Deferred compensation                                                     (3,037,700)        (6,849,500)
                                                                            -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                    (40,642,200)       (30,042,900)
                                                                            -------------      -------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY                                                        $  30,148,200      $  48,523,600
                                                                            =============      =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                     March 31,                           March 31,
                                                              2002              2001              2002              2001
                                                          ------------      ------------      ------------      ------------
REVENUES
    Dial-up                                               $    911,200      $  1,634,200      $  3,214,800      $  5,422,200
    Dedicated line services                                  3,849,800         2,163,500        10,479,800         4,448,900
    Sales to related party                                   1,607,800         3,597,300         5,597,200        11,414,000
    Web hosting and design services                            308,400           354,600           874,100           986,700
    Other                                                      354,200           620,800         1,313,400         1,917,200
                                                          ------------      ------------      ------------      ------------
      Total revenues                                         7,031,400         8,370,400        21,479,300        24,189,000

    Cost of revenues                                         3,695,400         4,796,500        11,607,200        15,110,200
                                                          ------------      ------------      ------------      ------------
    Gross profit                                             3,336,000         3,573,900         9,872,100         9,078,800

OPERATING EXPENSES
    General and administrative                               6,414,300         7,634,900        20,893,600        25,609,000
    Sales and marketing                                        292,600           820,000         1,124,400         2,648,300
    Depreciation and amortization                            2,639,500         4,390,900         9,396,800        11,821,100
    Impairment of acquired customer base                            --                --           670,200                --
                                                          ------------      ------------      ------------      ------------
      Total operating expenses                               9,346,400        12,845,800        32,085,000        40,078,400
                                                          ------------      ------------      ------------      ------------
      Operating loss from continuing operations             (6,010,400)       (9,271,900)      (22,212,900)      (30,999,600)

OTHER INCOME (EXPENSE)
    Interest income                                             10,700            80,000            92,600           539,700
    Interest expense                                          (452,300)         (857,900)       (1,683,700)       (1,175,500)
    Equity in loss of investee                                (157,800)               --          (673,300)       (3,721,400)
    (Loss) gain on sale of investment                          (25,200)               --         4,426,700                --
    Gain on sale of subsidiary                                 492,400                --           492,400                --
    Other                                                       22,900          (538,800)         (100,800)         (476,200)
                                                          ------------      ------------      ------------      ------------
      Total other (expense) income                            (109,300)       (1,316,700)        2,553,900        (4,833,400)
                                                          ------------      ------------      ------------      ------------
Loss from continuing operations                             (6,119,700)      (10,588,600)      (19,659,000)      (35,833,000)
  before income taxes
Income tax benefit                                               5,300           794,000           763,100         2,036,500
                                                          ------------      ------------      ------------      ------------
Loss from continuing operations                             (6,114,400)       (9,794,600)      (18,895,900)      (33,796,500)
Gain from extraordinary item                                 4,302,500                --         4,302,500                --
Income from discontinued operations, net of taxes               10,000           406,300         1,417,300         2,713,800
                                                          ------------      ------------      ------------      ------------
    Net loss                                              $ (1,801,900)     $ (9,388,300)     $(13,176,100)     $(31,082,700)
                                                          ============      ============      ============      ============


BASIC AND DILUTED LOSS PER SHARE
    Continuing operations                                 $      (0.48)     $      (0.70)     $      (1.48)     $      (2.48)
    Extraordinary item                                            0.34                --              0.34                --
    Discontinued operations                                         --              0.03              0.11              0.20
                                                          ------------      ------------      ------------      ------------
      Net loss                                            $      (0.14)     $      (0.67)     $      (1.03)     $      (2.28)
                                                          ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
    Basic and diluted                                       12,776,495        13,953,797        12,776,495        13,631,545
                                                          ============      ============      ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                          March 31,
                                                                                                   2002              2001
                                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $(13,176,100)     $(31,082,700)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                                  7,690,400         4,675,100
    Amortization                                                                                  1,706,400         7,146,000
    Deferred gain on sale of investment                                                          (4,451,900)               --
    Bad debt expense, net of write-offs                                                            (211,500)          858,300
    Non-cash stock compensation                                                                   3,109,600         4,974,700
    Impairment of acquired customer base                                                            670,200                --
    Equity in loss of investee                                                                      673,300         3,721,400
    Gain on sale of subsidiary                                                                     (469,500)               --
    Effect of deconsolidation of Tutopia.com, Inc.                                                       --        (2,391,700)
    Change in net assets of discontinued operations                                                      --           509,800
    Gain on early extinguishment of debt                                                         (4,302,500)               --
    Changes in operating assets and liabilities:
      Foreign taxes recoverable                                                                    (313,900)          404,100
      Receivables                                                                                  (824,500)       (2,242,900)
      Due from related party                                                                     (1,392,500)         (729,000)
      Income tax receivable                                                                              --            61,300
      Prepaid expenses                                                                              644,500          (870,700)
      Other assets                                                                                  (21,800)          346,300
      Deferred revenues                                                                           1,641,500           236,400
      Accounts payable and accrued expenses                                                        (403,300)        3,402,100
                                                                                               ------------      ------------
Cash used by operating activities                                                                (9,431,600)      (10,981,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                                                                   2,113,000        (1,559,300)
Acquisitions, primarily customer base                                                                    --          (656,600)
Purchases of property and equipment                                                              (2,407,500)       (6,131,500)
                                                                                               ------------      ------------
Cash used by investing activities                                                                  (294,500)       (8,347,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                                  1,140,400            (7,300)
Payments of capital lease obligations                                                            (4,764,600)       (1,770,700)
Issuance of preferred shares                                                                      7,128,700        10,100,000
                                                                                               ------------      ------------
Cash provided by financing activities                                                             3,504,500         8,322,000

Effect of exchange rate changes on cash and cash equivalents                                         19,000           171,200
                                                                                               ------------      ------------
Decrease in cash and cash equivalents                                                            (6,202,600)      (10,835,700)
Cash and cash equivalents, beginning of period                                                    7,647,700        13,835,500
                                                                                               ------------      ------------
Cash and cash equivalents, end of period                                                       $  1,445,100      $  2,999,800
                                                                                               ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                                     $  1,683,700      $  1,175,500
                                                                                               ============      ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES DISCLOSURE:

    Acquisition of property and equipment through assumption of capital lease obligations      $  1,327,000      $  5,606,300
                                                                                               ============      ============

    Value of stock issued in conjunction with acquisitions                                     $         --      $  2,977,800
                                                                                               ============      ============
    Value of stock warrants issued in conjunction with early
       extinguishment of debt                                                                  $    340,000                --
                                                                                               ============      ============

    Notes payable converted to preferred stock                                                 $  5,500,000                --
                                                                                               ============      ============

    Value of common stock converted to preferred stock                                         $  1,170,000                --
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

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", during the quarter ended December 31, 2001, the Company recorded an impairment charge of approximately $0.7 million resulting from the partial sale of the Company's dial-up customers in Brazil as more fully discussed in Note 6.

Yupi Investment

During fiscal 2000, the Company sold a portion of its investment in Yupi Internet, Inc. ("Yupi") to Lee S. Casty (a shareholder of the Company) for $5.0 million. The sale resulted in a gain of approximately $4.4 million which was deferred for reporting purposes since the terms of the sale included certain provisions that potentially guaranteed Mr. Casty a minimum return on the Yupi shares under certain circumstances and thus prevented immediate recognition of the gain. In August 2001, Yupi entered into a merger agreement with T1MSN Corp. that resulted in net proceeds to the Company of approximately $20,000 and negated the minimum return provisions of the original terms of the sale to Mr. Casty. Accordingly, during the first quarter of fiscal 2002, the Company recognized the deferred gain on the sale of the Yupi shares to Mr. Casty.

Comprehensive Income

During the three month periods ended March 31, 2002 and 2001, the Company's comprehensive loss was $2.1 and $9.6 million, respectively, compared with a net loss of $1.8 million and $9.4 million, respectively. During the nine month periods ended March 31, 2002 and 2001, the Company's comprehensive loss was $14.4 and $30.9 million, respectively, compared with a net loss of $13.2 million and $31.1 million, respectively. The primary difference between comprehensive and net loss available to common shareholders was due to foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has evaluated the impact of adopting SFAS 141 and 142 and has determined there was no effect as of March 31, 2002.

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

On October 1, 2001, the Company entered into an agreement to lease network capacity infrastructure through a 15 year indefeasible right of use (IRU) with payments due over 36 months. The Agreement states that the lessor shall provide the Company with portability of the STM-1s to the extent that there is capacity on the lessor's network. As of March 31, 2002, the Company has activated three of the four available STM-1s under this agreement. Future minimum payments under this lease agreement were $8.4 million, including $0.5 million in fiscal 2002, $3.8 million in fiscal 2003, $3.9 million in fiscal 2004 and $0.2 million in fiscal 2005. The STM-1s are being amortized on a straight-line basis over ten years.

Subsequent to March 31, 2002, the Company and the lessor amended the October 2001 lease agreement to effect price reductions commencing in fiscal 2003. Taking into account such price reductions and the subsequent purchase of additional network capacity between Miami, Florida and Caracas, Venezuela (See
Note 8), the revised future minimum lease payments are $6.1 million, consisting of $0.5 million in fiscal 2002, $2.5 million in fiscal 2003, $2.5 million in fiscal 2004 and $0.6 million in fiscal 2005. In addition, the Company is in the process of entering into an agreement to lease network capacity infrastructure between Miami, FL and Bogota, Colombia with total future minimum lease payments of $4.8 million over a three-year term.

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

Selected unaudited financial information for the three months ended March 31, 2002 and 2001 by segment is presented below:

                                    Three Months Ended                                       Three Months Ended
                                      March 31, 2002                                           March 31, 2001
                                       (unaudited)                                               (unaudited)
                 --------------------------------------------------------- --------------------------------------------------------
                                                 Income                                                    Income
                                               (Loss) from                                               (Loss) from
                                               continuing                                                continuing
                                               operations                                                operations
                                                 before                                                    before
                   Revenues     Gross Profit  income taxes   Total assets    Revenues     Gross Profit  income taxes  Total assets
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Argentina         $   696,200   $    276,400   $    26,100   $  1,158,600   $   877,200   $    126,000  $   (383,700)  $ 2,611,200
Brazil              1,839,400      1,153,800      (776,000)    15,178,900     1,386,500        467,900    (1,893,800)   17,591,900
Chile                 971,900        653,200        209,600     2,134,600       773,500        235,200      (333,100)    4,988,300
Colombia            1,017,000        669,900        278,100     2,273,600       795,400        435,900        58,900     2,036,000
Mexico                611,800        201,200      (406,600)     3,376,000     1,326,500        566,600      (347,300)    7,150,100
Venezuela             555,100       (84,400)      (413,600)     2,019,900       751,600        189,800      (208,400)    2,514,200
Central
America               715,000        320,700      (351,300)     1,172,800       517,400        100,600      (629,900)    2,689,200
United States
and all other         625,000        145,200    (4,686,000)     2,833,800     1,942,300      1,451,900    (6,851,300)   15,128,700
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Total             $ 7,031,400   $  3,336,000   $(6,119,700)  $ 30,148,200   $ 8,370,400   $  3,573,900  $(10,588,600)  $54,709,600
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

Selected unaudited financial information for the nine months ended March 31, 2002 and 2001 by segment is presented below:

                                    Nine Months Ended                                         Nine Months Ended
                                      March 31, 2002                                           March 31, 2001
                                       (unaudited)                                               (unaudited)
                 --------------------------------------------------------- --------------------------------------------------------
                                                 Income                                                    Income
                                               (Loss) from                                               (Loss) from
                                               continuing                                                continuing
                                               operations                                                operations
                                                 before                                                    before
                   Revenues     Gross Profit  income taxes   Total assets    Revenues     Gross Profit  income taxes  Total assets
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Argentina        $  3,822,400   $  1,697,600  $    211,300   $  1,158,600   $ 2,170,400   $      4,900  $ (1,543,200)  $ 2,611,200
Brazil              5,148,800      3,211,000    (2,897,800)    15,178,900     4,002,200      1,144,800    (5,136,400)   17,591,900
Chile               2,789,200      1,713,300       277,300      2,134,600     2,595,800        969,600      (669,900)    4,988,300
Colombia            2,087,700      1,088,900      (116,900)     2,273,600     1,645,000        298,700      (620,200)    2,036,000
Mexico              1,905,200        761,200    (1,133,900)     3,376,000     2,945,500        377,100    (2,225,900)    7,150,100
Venezuela           1,690,100         70,900      (959,600)     2,019,900     1,929,300        113,600    (1,195,000)    2,514,200
Central
America             2,153,900        750,000    (1,245,200)     1,172,800     1,433,000         76,300    (1,934,300)    2,689,200
United States
and all other       1,882,000        579,200   (13,794,200)     2,833,800     7,467,800      6,093,800   (22,508,100)   15,128,700
                 ------------- -------------- ------------- -------------- ------------- -------------- ------------- -------------
Total            $ 21,479,300   $  9,872,100  $(19,659,000)  $ 30,148,200   $24,189,000   $  9,078,800  $(35,833,000)  $54,709,600
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

Subsequent to March 31, 2002, IFX is in the process of entering into an agreement to lease network capacity infrastructure between Miami, Florida and Caracas, Venezuela through a 15 year indefeasible right of use (IRU) with payments due over 36 months. The 36-month lease will convert into a 15-year IRU on the payment of $1.00 at the end of the lease period.

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

                                                                   March 31,
                                                                     2002
                                                                  (Unaudited)
                                                                 -------------
STOCKHOLDERS' EQUITY:
Preferred stock, convertible $1.00 par value; 40,000,000 shares
 authorized, 10,325,372 shares issued and outstanding            $  47,135,700
Common stock, $.02 par value; 110,000,000 shares authorized,
 12,776,495 shares issued and outstanding                              255,500
Additional paid-in capital                                          77,179,300
Treasury stock                                                        (150,000)
Accumulated deficit                                               (112,590,500)
Accumulated other comprehensive loss                                (2,298,800)
Deferred compensation                                               (3,037,700)
                                                                 -------------
TOTAL STOCKHOLDERS' EQUITY                                       $   6,493,500
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

The following table sets forth the percentage of revenues represented by certain items in the Company's condensed consolidated statement of operations for the following periods:

                                    Three Months Ended    Nine Months Ended
                                         March 31,             March 31,
                                      2002       2001       2002       2001
                                    -------    -------    -------    -------

Dial-up                                13.0%      19.5%      15.0%      22.4%
Dedicated line services                54.8       25.8       48.8       18.4
Sales to related party                 22.9       43.0       26.1       47.2
Web hosting and design services         4.3        4.3        4.1        4.1
Other                                   5.0        7.4        6.0        7.9
                                    -------    -------    -------    -------
TOTAL REVENUES                        100.0      100.0      100.0      100.0

Cost of revenues                       52.6       57.3       54.0       62.5
                                    -------    -------    -------    -------
Gross profit                           47.4       42.7       46.0       37.5

General and administrative             91.2       91.2       97.3      105.9
Sales and marketing                     4.2        9.8        5.2       10.9
Depreciation and amortization          37.5       52.5       43.8       48.8
Impairment of acquired customer
base                                     --         --        3.1         --
                                    -------    -------    -------    -------
                                      132.9      153.5      149.4      165.6
                                    -------    -------    -------    -------

Operating loss from continuing
operations                            -85.5     -110.8     -103.4     -128.1
                                    -------    -------    -------    -------

OTHER INCOME (EXPENSE):                -1.5     -15.7       11.9      -20.0
                                    -------    -------    -------    -------

Loss from continuing operations
before income taxes                   -87.0     -126.5      -91.5     -148.1
Income tax benefit                      0.1        9.5        3.6        8.4
                                    -------    -------    -------    -------
Loss from continuing operations       -86.9     -117.0      -87.9     -139.7
Gain from extraordinary item           61.2         --       20.0         --
Income from discontinued
operations, net of taxes                0.1        4.8        6.6       11.2
                                    -------    -------    -------    -------
      Net loss                        -25.6%    -112.2%     -61.3%    -128.5%
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

Cost of revenues as a percentage of total revenues in the third quarter of fiscal 2002 decreased 4.7 percentage points to 52.6% from 57.3% in the comparable period of fiscal 2001. The decrease in costs of revenues can be attributed to management's continued efforts to increase efficiencies in the Company's use of its network such as entering into agreements to lease network capacity infrastructure through various 15-year indefeasible rights of use
(IRUs) thereby reducing bandwidth costs. Also, as a result of decreased dial-up traffic, the Company has been able to reduce network capacity resulting in decreased network costs.

General and administrative expenses decreased to $6.4 million for the three months ended March 31, 2002 as compared to $7.6 million for the comparable period ended March 31, 2001. The decrease is primarily due to increased efficiencies and cost reduction efforts including, but not limited, to a decrease in the number of staff throughout the Company's operations.

During the three month period ended March 31, 2002, sales and marketing expenses decreased $0.5 million to $0.3 million as compared to $0.8 million for the three month period ended March 31, 2001. The decrease is a result of management's decision to reduce advertising costs throughout the Company's operations.

Depreciation and amortization expense decreased to $2.6 million from $4.4 million for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. The decrease results from decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by an increase in depreciation expense related to the acquisition of fixed assets.

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

Cost of revenues as a percentage of total revenues decreased 8.5 percentage points to 54.0% during the first nine months of fiscal 2002 from 62.5% in the comparable period of fiscal 2001. The decrease in costs of revenues can be attributed to management's continued efforts to increase efficiencies in the Company's use of its network such as entering into agreements to lease network capacity infrastructure through various 15-year indefeasible rights of use
(IRUs) thereby reducing bandwidth costs. Also, as a result of decreased dial-up traffic, the Company has been able to reduce network capacity resulting in decreased network costs.

General and administrative expenses decreased $4.7 million to $20.9 million for the nine month period ended March 31, 2002 as compared to the $25.6 million for the comparable period ended March 31, 2001. The decrease is primarily due to increased efficiencies and cost reduction efforts including, but not limited, to a decrease in the number of staff throughout the Company's operations. This decrease resulted from payments of non-cash stock compensation related to acquisitions of $1.0 million recorded in September 2000. In addition, the amortization of deferred compensation expense decreased by $0.9 million as a result of employee separations. As percentage of total revenues, general and administrative expenses decreased to 97.3% for the nine month period ended March 31, 2002 as compared to 105.9% for the nine month period ended March 31, 2001.

During the nine month period ended March 31, 2002, sales and marketing expenses decreased $1.5 million to $1.1 million as compared to $2.6 million for the nine month period ended March 31, 2001. The decrease is a direct result of management's decision to reduce advertising expenses.

Depreciation and amortization expense decreased to $9.4 million from $11.8 million for the nine month period ended March 31, 2002 as compared to the nine month period ended March 31, 2001. The decrease results from the decreased amortization of acquired customer base due to the Company recognizing $10.9 million and $0.7 million of impairment charges to its acquired customer base during the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This decrease in amortization is partially offset by increase in depreciation expense related to the acquisition of fixed assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

For the nine month period ended March 31, 2002, cash used by operating activities was approximately $9.4 million compared to $11.0 million for the comparable period in fiscal 2001. Cash used by operating activities is mainly related to the connectivity expenses of the Company's network, operating leases, payroll and advertising. IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits.

For the nine month period ended March 31, 2002, cash used by investing activities was approximately $0.3 million compared to $8.3 million for the same period in fiscal 2001. Cash used in investing activities primarily consists of acquisitions of property and equipment. In addition, as a result of the termination or renegotiation of lease obligations, $2.1 million in restricted cash was made available for use by the Company to pay down lease obligations.

For the nine month period ended March 31, 2002, cash provided by financing activities was approximately $3.5 million compared to $8.3 million during the comparable period in fiscal 2001. Cash of approximately $4.8 million was used for payments of capital lease obligations. Approximately $1.1 million was provided through the issuance of convertible promissory notes to purchasers of Series D preferred stock and approximately $7.1 million was provided by the issuance of the Company's preferred shares. Cash provided by financing activities in the prior year included the $10.1 million sale of preferred stock.

The cash flows associated with the Company's acquired customer base represent revenues generated from IFX's paid dial-up Internet access line of business. While that line of business continued to generate revenues during the quarter ended March 31, 2002 ($0.9 million), those revenues are decreasing in absolute terms and as a percentage of the Company's total revenues. The Company's primary focus has changed from targeting paid consumer dial-up account customers to targeting small and medium sized businesses seeking to gain access to the Internet via a dedicated Internet line. In addition, the Company is focusing on providing "carrier" type Internet network services to other companies. Although the decrease in dial-up revenues will have an adverse effect on the short-term cash flows of the Company, the Company expects to grow the revenues from its other lines of business to offset the decrease, in whole or in part.

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

At March 31, 2002, the Company had a working capital deficit of $13.6 million. The Company has also incurred significant operating losses and operating cash flow deficiencies during the past several fiscal years. As a result, the Company is dependent on funding from outside sources and existing shareholders to meet its ongoing commitments and obligations. The Company expects to utilize existing cash and cash-equivalents together with operating cash flows, additional funding from UBS Capital Americas and other investors as discussed below, and amounts to be paid by Tutopia, to fund the Company's operations. In the past, the Company has raised funds through the issuance of debt and equity securities and IFX may attempt to issue debt or make equity offerings in the future, depending on prevailing market conditions. Management is not certain whether the Company will be able to continue raising funds in the future through the issuance of securities or through other means on acceptable terms, or at all. The inability to raise sufficient funds in the future would affect IFX's ability to meet its working capital needs, or satisfy capitalize lease and other obligations. In addition, cash needs will also be affected by whether Tutopia is able to fulfill its obligations to make cash payments under its network agreement with IFX.

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


IFX CORPORATION
---------------
(Registrant)

Dated:   August 27, 2002               By: /S/ MICHAEL SHALOM
                                       ----------------------

                                                Michael Shalom
                                                Chief Executive Officer

Dated:   August 27, 2002               By: /S/ HOWARD F. ZUCKERMAN
                                       ---------------------------

                                                Howard F. Zuckerman
                                                Chief Financial Officer