Form 10-K
period 2002-06-30
IFX CORP
filed 2002-10-15
CIK 792861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission file number 0-15187
                                 IFX CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                                  36-3399452
     -----------------------------------             -----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

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


     As of September 30, 2002, the aggregate market value stock held by non-affiliates of the registrant was approximately $1.6 million based on the $0.31 per share closing price on the NASDAQ National Market on such date.

     As of September 30, 2002, there were 11,963,399 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after June 30, 2002 are incorporated herein by reference in response to Part III, Items 10 through 14.

                                TABLE OF CONTENTS
                                -----------------

                                                                                       Page
                                                                                       ----
PART I

       Item 1.     Business ........................................................      3

       Item 2.     Properties ......................................................     11

       Item 3.     Legal Proceedings ...............................................     11

       Item 4.     Submission of Matters to a Vote of Security Holders .............     11

PART II

       Item 5.     Market for IFX Corporation's Common Equity and Related
                   Stockholder Matters .............................................     12

       Item 6.     Selected Financial Data .........................................     13

       Item 7.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ...................     14

       Item 7a.    Quantitative and Qualitative Disclosures About Market Risk ......     23

       Item 8.     Financial Statements and Supplementary Data .....................     24

       Item 9.     Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures .........................     50

PART III

       Item 10.    Directors and Executive Officers
                   of the Registrant ...............................................     50

       Item 11.    Executive Compensation ..........................................     50

       Item 12.    Security Ownership of Certain Beneficial
                   Owners and Management ...........................................     50

       Item 13.    Certain Relationships and Related Transactions ..................     50

       Item 14.    Controls and Procedures .........................................     50

PART IV

       Item 15.    Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K .........................................     50

                   Signatures ......................................................     53

                   Certifications ..................................................     54

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

                                     PART I

ITEM 1.  BUSINESS

Introduction

     IFX Corporation (IFX Corporation and its subsidiaries are referred to herein as "IFX", "IFX Networks" or the "Company") was incorporated in Delaware in 1985. The Company's operations are headquartered in Miami Lakes, Florida. IFX operates a pan-regional Internet Protocol ("IP") network, which was established through a series of acquisitions and Company-initiated start-up operations. IFX operates networks in Argentina, Brazil, Chile, Colombia, Mexico, Panama, Uruguay, Venezuela and the United States. The Company also operates networks in El Salvador, Honduras, Guatemala and Nicaragua (collectively, the "Central American Operations"), which the Company plans to sell or otherwise dispose of during fiscal 2003. Excluding the Central American Operations, IFX has over 50 Company-owned Points of Presence ("POPs"), and 385 employees in the United States and Latin America.

     IFX's network infrastructure, which is marketed under the IFX Networks brand name, provides Internet network connectivity and offers a broad range of value-added services to multinationals, Internet Service Providers ("ISPs"), telecommunications carriers and small to medium-sized businesses in Latin America. IFX believes that it has one of the more extensive geographic networks in Latin America. Although the Company's primary focus is to pursue multinational businesses, telecommunications carriers and small to medium-sized businesses in Latin America, the Company continues to provide limited consumer Internet products and services.

     IFX offers network solutions that include region-wide wholesale and private label Internet access, dedicated fixed wireline and wireless Internet access, unlimited dial-up roaming access to IFX Network's POPs throughout the Latin American region, web design, web-hosting and co-location, dial-up local area network, or LAN services, and virtual private network, or VPN services, and full technical support.

     The IFX network is composed of the following (excluding the Central American Operations):

     . Over 50 Company-owned POPs. A POP is an interlinked group of modems, routers and other computer equipment, located in a particular city that allows a nearby subscriber to access the Internet through a local telephone call or dedicated local connection.

     .   Approximately 36,000 Remote Access Servers, or RAS ports.

     . Network Operating Centers in 8 Latin American countries and the United States.

Network Operating Centers in Latin American Countries and the United States

     Among the services offered by IFX Networks is the wholesaling of its IP network infrastructure to parties that wish to offer Internet services in the region, such as Tutopia.com, Inc. (referred to herein as "Tutopia"), a leading provider of Internet access on a pan-regional level. Tutopia is controlled by UBS Capital Americas, III, L.P., which also has a controlling interest in IFX.

     Tutopia, which was a majority-owned subsidiary of IFX until August 31, 2000, pioneered free Internet access on a Latin American regional basis starting in January 2000 and currently operates in 9 countries - Argentina, Brazil, Chile, Colombia, El Salvador, Guatemala, Mexico, Panama and Venezuela. Presently, Tutopia offers both by-the-minute or on-demand Internet access and conventional pre-paid unlimited Internet access service. As of September 30, 2002, IFX had an interest of approximately 44% in the voting shares of Tutopia (on an "as converted" basis, assuming the outstanding preferred stock of Tutopia was converted to common stock).

     The Company has a number of corporate wholesale access customers in Latin America, including T1msn, Corp. ("Tlmsn"). Services are provided to T1msn in Argentina, Chile, El Salvador, Guatemala, Panama and Venezuela. See "Wholesale Access Service - Agreement with T1msn".

The IFX Network

     IFX operates a region-wide Latin American IP-based network that provides customers with a reliable data transmission path to the Internet. IFX has POPs in the major markets in Latin America, which are operated by local management teams.

     . Network Infrastructure. The IFX network infrastructure consists of three primary tiers: local POPs; a middle tier, which connects the POPs to national hubs; and a backbone tier, which connects the national hubs to the Internet. Excluding the Central American Operations, the IFX network currently includes approximately 50 POPs that are owned by the Company and 26 virtual POPs operated by third-party network providers. Each POP is connected to one of IFX's 8 national hubs in each respective country through a dedicated point-to-point line, typically provided by a local telecommunications carrier. The Company's POPs are connected to the Internet by multiple leased, high-speed fiber optic connections. Presently IFX utilizes high-speed, high-capacity trans-oceanic leased fiber connections (STM-1) that link IFX's U.S. operations with Argentina, Brazil, Chile, Colombia and Venezuela. IFX believes that its network capacity is adequate for the provision of current and planned access and value-added services, but intends to opportunistically expand network capacity as the need for additional network capacity arises.

         IFX's network includes owned POPs in the following cities as of June 30, 2002:

                ARGENTINA             CHILE                 MEXICO
                ---------             -----                 ------
                Buenos Aires          Antofagasta           Guadalajara
                Cordoba               Chillan               Mexico City
                Mendoza               Concepcion            Monterrey
                Rosario               La Serena             Toluca
                                      Los Angeles
                BRAZIL                Rancagua              NICARAGUA
                ------                Santiago              ---------
                Belo Horizonte        Talca                 Managua*
                Blumenau              Temuco
                Campo Bom             Valparaiso            PANAMA
                Canoas                                      ------
                Curtiba               COLOMBIA              Panama City
                Florianopolis         --------
                Fortaleza             Barranquilla          UNITED STATES
                Joinville             Bogota                -------------
                Novo Hamburgo         Cali                  Miami, Florida
                Pelotas               Medellin
                Porto Alegre                                URUGUAY
                Rio de Janeiro        EL SALVADOR           -------
                Salvador              -----------           Salto
                Santa Maria           San Salvador*         Montevideo
                Sao Leopoldo                                Pando
                Sao Paulo             GUATEMALA             Maldonado
                                      ---------             Tacuarembo
                                      Guatemala City*
                                                            VENEZUELA
                                      HONDURAS              ---------
                                      --------              Barquisimeto
                                      San Pedro Sula*       Caracas
                                      Tegucigalapa*         Maracaibo
                                                            Maturin
                                                            Porlamar
                                                            Puerto La Cruz
                                                            Puerto Ordaz
                                                            Punto Fijo
                                                            Valencia
                                                            Valera

     * Locations anticipated to be sold or disposed of during fiscal 2003.

     . Network Management. IFX considers network management to be essential for monitoring its network in multiple countries, maintaining high customer satisfaction and improving network quality. In addition to certain region-wide network monitoring capabilities at its headquarters in Miami Lakes, Florida, IFX has established network operating systems in multiple Latin American countries that monitor the performance of IFX's network equipment. With these systems, IFX is able to efficiently identify and correct network problems either remotely or by local dispatch.

      . Sales and Customer Service. IFX offers its services through a sales approach that makes use of local technical talent who understand customer applications to help provide bundled Internet solutions consisting of Internet access and other value-added services. This localized approach allows the Company to provide end-to-end customer solutions and ongoing support. IFX's direct sales force of approximately 67 individuals offers a core base of technically competent, locally based and experienced Internet sales representatives. IFX provides business customers with technical support and customer service through its local customer service representatives.

Business Strategy

    IFX's goal is to become a leading provider of IP based network solutions to multinational corporations, ISPs, telecommunications carriers, and small to medium-sized businesses in Latin America through the delivery of single source Internet solutions.

    IFX management believes that many businesses are seeking to increase their use of the Internet as a business tool and are integrating web-based services into their business processes. Many businesses desire economical Internet access for their corporate offices and employees who travel, thereby creating demand for region-wide dedicated and dial-up Internet access. IFX management believes that within the business marketplace there is opportunity to upgrade customers to increasingly higher margin value-added services. IFX anticipates that businesses will continue to seek to outsource certain information technology functions to full-service IP-based network providers in order to reduce costs and improve results. IFX's management has made the decision to concentrate on eight core country operations in Latin America and intends to either sell or otherwise dispose of its Central American Operations during fiscal 2003. Management believes that by focusing on these eight countries, the Company should be in a position to better utilize its resources in the future.

Products and Services

     IFX offers services in four basic portfolios: IFX Dedicated Connectivity, IFX Dial-up, IFX Co-location, and IFX Web Hosting to small to medium-sized businesses, multinational corporations, ISPs and telecommunications carriers with operations and/or customers in Latin America.

     IFX Dedicated Connectivity

     . International Private Line ("IPL"): Point-to-Point Time Division Multiplex ("TDM") physical connection for a customer's exclusive use. The customer defines protocol and service. This service can be used for convergence of voice, video, and data for customers who require the highest level of security.

     . Private Asynchronous Transfer Mode ("ATM"): Permanent Virtual Circuit from customer premise to customer premise running ATM protocol. Use includes mission critical data or voice transmission for customers that want high speed fixed bandwidth at a lower price than an IPL.

     . Premium IP: Premium IP service for access to the global Internet with guaranteed bandwidth on IFX's backbone and providing network monitoring reports to guarantee quality of service. This product is ideal for ISPs, telecommunications carriers, multinational companies or small and medium-sized businesses that have mission critical data or for the use of voice over IP ("VOIP").

     . Dedicated IP: Basic IP services for access to the global Internet for companies needing basic Internet connectivity.

     IFX Dial-Up

     . Wholesale Dial-up: Allows customers to utilize the dial-up connectivity resources of the IFX Dial-up Network on a wholesale basis. This product is ideal for ISP's, telecommunications carriers, and multinational companies who require local country dial-up access, multi-country dial-up access, global roaming dial-up access or Virtual Internet Service Provider ("VISP") services.

     . Consumer Dial-Up: Service that enables end users to access the Internet utilizing various payment plans including unlimited monthly and yearly access as well as on-demand or by the minute Internet access.

     . Corporate Dial-up: Unlimited roaming that enables end users to access the Internet or their corporate extranet while traveling.

     IFX Co-location

     . Managed Co-location: Outsourcing the management and day-to-day operations at an IFX Data Center or POP. Provides reliable and scalable network management around the clock. Intended for use by telecommunications carriers, ISPs, and small to medium enterprises and multinational companies.

     . Basic Co-location: Servers are maintained at an IFX Data Center or POP for bandwidth management and reliable connectivity to the Internet. Intended for customers needing space in Data Centers without remote hands-on support.

     IFX Web Hosting

              IFX offers web hosting products and services allowing customers to use IFX's web servers to maintain independent web sites. With web hosting, businesses can create a presence on the Internet, furthering their business, marketing and customer service campaigns. IFX's web hosting products and services include web site maintenance and ongoing consulting services by IFX.

     Although the Company's primary focus is to pursue multinationals, ISPs, telecommunications carriers and small to medium-sized businesses in Latin America, the Company continues to provide limited consumer Internet products and services.

     Wholesale Access Service - Agreement with T1msn

              On March 15, 2002, IFX entered into a binding term sheet agreement to provide T1msn with Internet access services for its dial-up access service in Argentina and Chile, and potentially for other Latin American markets. T1msn is a joint venture between Microsoft Corp. and Telefonos de Mexico, S.A. de C.V. The access services include "free" Internet access in certain countries and fee-for-use Internet access in other jurisdictions, as well as technical support for those services. As of September 2002, IFX was providing service for T1msn end users in Argentina, Chile, El Salvador, Guatemala, Panama and Venezuela. Under the agreement, IFX and T1msn will share time-on-line revenues attributable to the access service provided to T1msn's end users. Also, under the terms of the agreement, IFX has provided a service level agreement committing to maintain its network to specified standards. If not otherwise extended, the term sheet will expire on October 31, 2002, if the parties have not entered into definitive transaction documents by that date. The Company currently anticipates that a definitive agreement will be reached by that date or that the expiration date of the term sheet will be extended. It is anticipated that the definitive agreement will have a term of one year from the effective date of such agreement, with elections for T1msn to renew for eight additional six-month periods.

              As part of its binding term sheet agreement with T1msn, IFX will grant to T1msn warrants potentially enabling T1msn to acquire up to 15% of the common stock of IFX (approximately 8.3 million warrants as of June 30, 2002, treating preferred shares on a "as converted" basis) if certain performance and contract renewal provisions are met by T1msn. Determination of the number of warrants would be made at the date of the definitive agreement. The definitive agreement may provide T1msn with additional cash bonus provisions instead of some or all of the warrants.

Competition

     The market for Internet access and value-added products and services has become increasingly more competitive, especially in Latin America as Internet usage has grown, and management expects that this trend will continue. While Internet usage is lower in Latin America than in more mature markets such as the United States, new entrants have been attracted by the large potential market size.

     Though the Company's specific competitors vary from market to market, they include the following types of businesses:

     . Internet services providers. Depending on the market, IFX's primary competitors may be small, local Internet service providers with limited ranges of service and geographic reach, or large international or regional service providers with broad service offerings, large network capacities and a wide geographic presence.

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

     . Cable television companies. Cable operators in some of the Company's markets have either introduced or announced that they intend to introduce Internet access services, both by upgrading their networks and using new, cable modem technology. The existing customers of these cable operators are primarily residential and their physical networks are largely limited to residential areas.

     Management believes that with adequate capital and funding, IFX can compete effectively in the Latin American Internet market. Generating adequate capital and funding levels is not assured and the Company's ability to continue operations is challenged by its current shortage of financial resources. Any one of the following developments in Latin America, among others, could materially and adversely affect IFX's business, financial condition and results of operations:

     . Growth in the number or strength of strategic alliances among IFX's competitors continues;
     .   New platforms for Internet access arise from technological developments;
     . An increased number of global and local companies enter in the markets in which the Company operates;
     .   Loss of users;
     .   Loss of market share;
     .   Price reductions and lower profit margins;
     . Economic deterioration, including currency devaluation and/or currency controls;
     .   Political unrest or change;
     .   Lower advertising rates;
     .   Reduced Internet advertising; and
     .   Reduced page views.

     IFX faces competition on both a country-specific and region-wide level. IFX's competitors may develop products and services that are better than the products and services the Company offers or that may achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Some of IFX's established competitors and potential new competitors may also have better brand recognition and significantly greater financial, technical and marketing resources than IFX.

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

Employees

     As of June 30, 2002, IFX employed 385 employees, excluding 79 employees in the Central American Operations. IFX believes that its success is dependent in part upon the Company's ability to attract and retain qualified, experienced employees. IFX considers its relationship with its employees to be good.

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

     Where IFX has not registered its marks, competitors with senior rights in marks similar to IFX's may be able to argue successfully that IFX should be barred from continuing to use the IFX Networks mark, or competitors may adopt product or service names similar to IFX's, thereby impeding IFX's ability to build brand identity, which could lead to customer confusion. It is also difficult and expensive to defend trademark infringement litigation and to prevent the unauthorized use of marks.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of September 15, 2002 are as follows:

      Name                        Age     Office
      ------------------------ ---------  --------------------------------------

      Joel M. Eidelstein          35      Chairman of the Board and President
      Michael Shalom              31      Chief Executive Officer and Director
      Jose Leiman                 42      General Counsel
      Howard F. Zuckerman         58      Chief Financial Officer
      Richard C. Capone           59      Director
      Mark O. Lama                40      Director
      Burton J. Meyer             54      Director
      George Duarte               42      Director
      Patrick Delhougne           38      Director


     Joel M. Eidelstein has served as a director of the Company since November 1990 and since November 9, 1996 he has served as the President of the Company. Mr. Eidelstein graduated from Brandeis University in May 1988 and was an independent commodity futures trader and a floor manager with Index Futures Group, Inc. from June 1988 until June 1996.

     Michael Shalom was elected as IFX's Chief Executive Officer on September 8, 1999 and has served as a director of IFX since November 1998. Prior to July 1999, Mr. Shalom was a principal of, and was actively involved in the management of the INTCOMEX group of companies, which is a Latin American wholesale distributor of microcomputers, networking products, mass storage products, multimedia products, computer peripheral equipment and computer components. Mr. Shalom remains an affiliate of INTCOMEX. Mr. Shalom is also a principal of International Technology Investments ("ITI").

     Jose Leiman served as Chief Financial Officer of the Company from July 1, 1999 until July 31, 2002. From December 2001 he has also served as IFX's general counsel. From March 1996 to June 1999, Mr. Leiman was with Ernst & Young LLP, an international accounting firm. Prior to joining Ernst & Young LLP, Mr. Leiman was an attorney with Dewey Ballantine LLP, an international law firm. Mr. Leiman has also worked as a Certified Public Accountant ("CPA") with Price Waterhouse LLP. Mr. Leiman holds J.D. (magna cum laude and order of the coif) and L.L.M. degrees from Georgetown University Law Center in Washington, D.C. and a B.B.A. degree with high honors from Florida International University. Mr. Leiman is admitted to practice law in Florida and Washington, D.C., and is also a Certified Management Accountant and a CPA.

     Howard F. Zuckerman was appointed Chief Financial Officer of IFX on August 1, 2002. Prior to joining IFX, Mr. Zuckerman was a partner with the Washington, D.C. office of Tatum CFO Partners, LLP. From July 2000 to July 2001, Mr. Zuckerman served as Chief Financial Officer of ARBROS Communications, Inc., a private integrated provider of telecommunications services to small and medium-sized businesses. From 1984 to 2000, Mr. Zuckerman held executive financial management positions with various subsidiaries and divisions of Verizon (formerly Bell Atlantic), including domestic and international positions. He was the Chief Financial Officer and a Director of Grupo Iusacell (a public, wireless company based in Mexico City) from 1996 to 2000. From 1975 to 1984, he was employed by Squibb Corporation where he was named an Assistant Corporate Controller in July 1982. He began his career with the New York office of Arthur Andersen LLP, in 1970. Mr. Zuckerman has an MBA degree in finance and accounting from the University of Chicago and a B.S. degree from Cornell University.

     Richard C. Capone was appointed to the board of directors of IFX in June 2002 to replace Charles W. Moore who resigned from the Board in June 2002. Mr. Capone retired from UBS AG in June 2000 and accepted a partnership position in UBS Capital Americas LLP, the private equity affiliate of UBS. Prior to his retirement, Mr. Capone had regional management responsibility for UBS AG's operations in the United States, Canada and Latin America, and was a member of the firm's Group Managing Board. He was also CEO of Warburg Dillon Read LLC, the investment banking subsidiary of UBS AG in the Americas. In addition, Mr. Capone was vice chairman of the Board of Directors of the Institute of International Bankers; a member of the Board of Directors of the Securities Industry Association; a partner of the New York City Partnership and Chamber of Commerce; a member of the Board of Directors of SACIA, The Business Council of Southwestern Connecticut; and a director of the American Swiss Foundation. UBS AG was formed on June 29, 1998, following the completion of the merger of Union Bank of Switzerland ("UBS") and Swiss Bank Corporation. Mr. Capone first joined UBS in 1978.

     Patrick Delhougne is an executive director at Russell Reynolds Associates, a retained executive search firm. Before starting his career in executive search, Mr. Delhougne was an equity sales associate and analyst for J.P. Morgan in London and New York. Previously, he was a case team leader with Bain & Co. in Munich, Germany, responsible for managing strategy consulting projects. Mr. Delhougne began his career with Siemens PLC in London, working as the assistant to the chief executive officer. He was subsequently promoted to corporate planner in the regional strategy group, working with the board of directors at Siemens AG in Munich. He also worked for the Siemens Transportation Group in Erlangen as a commercial manager. Mr. Delhougne earned a B.B.A degree from the U.S. International University - Europe (Summa Cum Laude), a postgraduate diploma from the London School of Economics, and an M.B.A. from the Harvard Graduate School of Business Administration, which he attended on the Werner von Siemens Scholarship.

     Mark O. Lama was elected to the IFX board of directors in June 2000. Mr. Lama is a principal of UBS Capital Americas, which manages $1.5 billion in private equity commitments dedicated to investments in North and South America, including investments in the telecommunications, software, and Internet sectors. Prior to joining UBS Capital Americas in 1998, he worked in the U.S. and Latin America groups of Chase Capital Partners (a private equity firm), the Banking and Corporate Finance Group of Chemical Bank and the Emerging Markets group at Salomon Brothers, Inc. Mr. Lama holds an M.B.A. from Harvard Graduate School of Business Aministration, a B.S. from Columbia University and a B.A. from Colgate University.

     Burton J. Meyer has served as a director of the Company since May 1999. Mr. Meyer previously served as director of the Company from August 1986 until July 1, 1996 and as President of the Company from July 1987 until July 1, 1996. Mr. Meyer served as Executive Vice President of E.D. & F. Man International, an international futures and conglomerate brokerage, from July 1996 to June 30, 2000.

     George Duarte was elected to the board of directors of IFX in June 2002. He is a partner of UBS Capital Americas, which manages in excess of $1.5 billion in private equity commitments dedicated to investments primarily in the United States, including investments in telecommunications, software and general and industrial businesses. Prior to joining UBS Capital Americas in 1992, Mr. Duarte worked in Citibank, N.A. as Senior Banker in its World Corporate Group between 1990 and 1992, and prior to that at Manufacturers Hanover Trust Company as a Vice President in its Leveraged Finance Group (1981-1990). In addition, Mr. Duarte has been a director of Tutopia since August 2000, and Internet Group (Cayman) Limited since November 2001. Mr. Duarte holds a B.S. in Business Administration from Georgetown University.

     Directors are elected and serve until the next annual meeting or until their successors are elected and qualified. Officers are elected annually by the Board of Directors.

     Under the terms of the Certificates of Designation for the Company's Convertible Preferred Stock and the Fourth Amended and Restated Stockholders' Agreement dated as of June 28, 2002, among IFX, UBS Capital, International Technology Investments, LC, ("ITI"), Joel Eidelstein (IFX's Chairman of the Board and President), Michael Shalom (IFX's Chief Executive Officer), LSC, LLC, Jak Burzstyn and Lee S. Casty ("Casty") (the "Fourth Stockholders' Agreement"), UBS Capital is entitled to appoint four out of seven members of the Company's Board of Directors. UBS Capital also has the right to jointly designate a fifth director in conjunction with ITI and Casty. Casty and ITI each have the right to appoint one director.

     On June 20, 2002, Charles Delaney and Charles W. Moore, who served as two of the four members of IFX's Board of Directors selected by the holders of IFX's Convertible Preferred Stock pursuant to IFX's Restated Certificate of Incorporation, were replaced on IFX's Board of Directors by Richard Capone and George Duarte, both partners in UBS Capital Americas.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located at 15050 N.W. 79th Court, Miami Lakes, Florida, 33016. The corporate headquarters includes the Company's offices for coordinating and supporting IFX's Latin American operations and is located in approximately 12,500 square feet of office space under a lease that expires on January 31, 2004. In addition, IFX houses part of its network infrastructure in a state-of-the-art Network Access Point co-location facility located in Miami, Florida. IFX also utilizes a secondary third-party co-location facility in Miami, Florida.

     The Company also leases offices in 12 Latin America countries, including 5 offices in the Central American Operations, that are used for general operations, as sales offices and for equipment co-location.

ITEM 3.  LEGAL PROCEEDINGS

     On February 28, 2002, IFX do Brazil Ltda. ("IFX Brazil") filed a lawsuit against IBM Leasing Brazil ("ILB") in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil's equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars resulted in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500 for the return of unused equipment and compensation for installments already paid.

     On August 18, 2002, the court denied IFX Brazil's claim and ordered IFX Brazil to pay attorney's fees of approximately $21,700. IFX Brazil appealed the verdict on September 3, 2002 and ILB responded to such appeal on September 30, 2002. No verdict on the appeal has been reached. On September 24, 2002, IFX Brazil was granted an injunction to prevent ILB from registering a complaint in Brazil that IFX Brazil was in default on the lease until there is a final decision on the appeal. Such injunction is subject to ILB response, which is expected by October 31, 2002.

     On June 3, 2002, ILB demanded payment of $939,200 from IFX under the Continuing Contract of Parent Guaranty of Payment dated September 29, 2000 between IFX and ILB. IFX has not responded to this demand pending resolution of the lawsuit in Brazil. There can be no assurances as to the outcome of this litigation. Based on the advice of legal counsel, the Company has recorded certain accruals to provide for this contingency.

     In addition, the Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR IFX CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     IFX's stock is traded on the NASDAQ SmallCap Market under the symbol "FUTR." On February 14, 2002, the NASDAQ Staff notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days and, as a result, did not comply with Marketplace Rule 4310 (c) (4) (the "Price Rule"). In accordance with Marketplace Rule 4310 (c) (8) (D), the Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the Price Rule.

     On February 21, 2002, the NASDAQ Staff notified the Company that it did not comply with Marketplace Rule 4310 (c)(2)(B) (the "Capital Rule"), which requires a minimum of $2.0 million in net tangible assets, $2.5 million in stockholders' equity, $35.0 million of market capitalization or $500,000 net income for the most recently completed fiscal year or two of the three of a company's most recently completed fiscal years. On May 9, 2002, the Company received a waiver of certain terms of the Company's Certificates of Designation from the preferred stockholders that resulted in the Company's preferred stock, which had been stated as outside of Stockholders' Equity, to be reclassified as part of Stockholders' Equity. On May 17, 2002, NASDAQ advised the Company that it was in compliance with the Capital Rule.

     On August 14, 2002, the NASDAQ Staff advised the Company that while it had not regained compliance in accordance with Marketplace Rule 4310 (c) (8) (D), the staff noted that the Company did meet the initial listing requirements for $5.0 million of stockholders' equity (based on pro forma stockholders' equity as reported in the Company's Form 10-Q for the quarter ended March 31, 2002). Hence, the Company was provided with an additional 180 days, or until February 10, 2003, to regain compliance with the applicable requirements. If the shares of the Company's common stock were to be suspended or delisted from the NASDAQ system, it would be much more difficult to dispose of the common stock or obtain accurate quotations as to the price of the securities. This, in turn, could make it more difficult for the Company to issue securities pursuant to debt or equity offerings in the future.

     At June 30 and September 30, 2002, the Company's common stock was trading below the NASDAQ's $1.00 per share listing price and, at June 30 and September 30, 2002, the Company did not meet NASDAQ's initial minimum stockholders' equity Cequirement of $5.0 million. These conditions may result in the Company's common stock being delisted from the NASDAQ.

     Set forth below is the range of high and low trade prices per share of the Company's common stock in the NASDAQ SmallCap Market as reported by NASDAQ for the periods indicated. These trade prices do not include retail markups, markdowns, or commissions.

                                       Fiscal year ended June 30,
                        --------------------------------------------------------
                              2002              2001                2000
                        ----------------  ----------------  --------------------
                          High     Low      High     Low      High        Low
                        -------- -------  -------- -------  --------   ---------

First quarter             $1.92   $0.57    $13.13   $5.50    $ 24.38    $ 14.88
Second quarter            $0.95   $0.52    $ 7.31   $1.78    $ 34.75    $ 16.13
Third quarter             $0.95   $0.60    $ 5.25   $2.03    $ 37.94    $ 27.25
Fourth quarter            $1.15   $0.78    $ 2.66   $1.49    $ 35.00    $ 11.25

     As of September 30, 2002, there were approximately 440 holders of record and 1,468 beneficial owners of the Company's common stock.

     The Company has not paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data for the five fiscal years presented below is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the other financial information included herein, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes thereto.

                                                                        Fiscal year ended June 30,
                                           ----------------------------------------------------------------------------------
                                               2002              2001              2000              1999            1998
                                           ------------      ------------      ------------      ------------    ------------
                                                            (in thousands, except share and per share amounts)
                                           ----------------------------------------------------------------------------------
   Statement of Operations Data:

Total revenues                             $     28,151      $     32,122      $     10,689      $        725               -
Operating loss from continuing
  operations                                    (30,582)          (54,416)          (38,673)           (2,931)           (733)
Basic and diluted loss per share
  from continuing operations               $      (1.89)     $      (4.44)     $      (4.71)     $      (0.26)   $      (0.03)
Weighted average common shares
  outstanding                                13,736,495        13,784,897        10,153,565         6,498,204       6,246,545

                                                                                At June 30,
                                           ----------------------------------------------------------------------------------
                                               2002              2001              2000              1999            1998
                                           ------------      ------------      ------------      ------------    ------------
                                                                              (in thousands)
                                           ----------------------------------------------------------------------------------
    Balance Sheet Data:

Working capital (deficit)                  $    (10,100)     $    (11,580)     $      3,480      $      7,221    $     10,564
Total assets                                     17,935            48,524            61,297            18,862          11,543
Capital-lease obligations                         2,298            16,068            10,968                 -               -
Long-term debt (excluding current
   portion and capital-lease
   obligations)                                     348               296               375               317               -

Stockholders' equity                       $      1,445      $     10,421      $     32,543      $     16,097    $     11,335

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. This discussion and analysis reflects the adjustments made to segregate the Company's discontinued operations (see Note 3 of notes to the consolidated financial statements) and the restatement in fiscal 2001 of the Company's financial statements as a result of the deconsolidation of Tutopia.com, Inc. ("Tutopia") (as of September 30, 2002, IFX has an approximate 44% ownership interest in Tutopia - assuming the conversion of all outstanding Tutopia preferred stock into common stock. See Note 16 of notes to the consolidated financial statements).

Critical Accounting Policies and Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires IFX to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between the Company's estimates and the actual results, IFX's future results of operations may be affected. Management believes the following critical accounting policies require the Company to make significant judgments and estimates in the preparation of its consolidated financial statements:

     .    Revenue recognition;
     .    Impairment of long-lived assets; and
     .    Investments.

Revenue Recognition

     The Company recognizes revenue when each of the following criteria is met;
     .    Persuasive evidence of an arrangement exists,
     .    Delivery has occurred or services have been rendered,
     .    The seller's price to the buyer is fixed or determinable, and
     .    Collectibility is reasonably assured.

     Revenue is recognized on the majority of the services offered by the Company as its customers utilize such services. Generally, the Company's sales transactions are not multi-element and do not subject the Company to significant credit risk; thus management is reasonably assured of collection at the time the services are utilized by the customer. The Company's services are generally fixed price. In addition, when services require a contract, revenue is not recognized until such contract has been executed and is enforceable. Revenues related to sales to Tutopia are generally not recognized until collection is reasonably assured because of the insufficiency of Tutopia's cash flows.

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144. If indicators are present, the Company computes the related impairment based on the difference between the carrying value of an asset and the estimated cash flows to be received over the remaining useful life of the respective asset or related group of assets. Cash flows are determined based upon management's projections of operating performance and are consistent with those utilized in obtaining funding. In determining the amount of impairment during fiscal 2002, the Company projected operating cash flows of approximately $1.6 million in fiscal 2003 and approximately $9.8 million in fiscal 2004. If management's revenue and cost reduction projections are not met, the Company may incur additional impairments of long-lived assets in the future.

Impairment of Investments

     The Company periodically reviews its investments for indications of impairment such as, recent security sales, deterioration of financial condition, near-term prospects for financial improvement and other relevant factors. During fiscal 2002, the Company recorded an impairment of approximately $1.7 million of its investment in Tutopia. Tutopia is not a publicly traded company; therefore, the recoverability of Tutopia was based upon a recent transaction whereby UBS (the majority shareholder of both Tutopia and the Company) purchased preferred stock similar to that owned by the Company at a price significantly lower than the carrying value of the Company's investment in Tutopia. This lower price reflected with the declining financial performance of Tutopia, as well as the overall market trends in the value of companies with Internet-related operations in Latin America. The Company did not utilize an independent appraisal to value its investment in Tutopia.

Going Concern

     The Company's working capital deficit decreased by $1.5 million to a $10.1 million deficit at June 30, 2002 from an $11.6 million deficit at June 30, 2001. The Company's available cash remains at a level that substantially limits the Company's operations. Although the Company raised $12.0 million through the sale of convertible preferred stock during fiscal 2002, the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $30.6 million, $54.4 million and $38.7 million and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

     The Company is taking actions to improve cash flow, including: (1) reducing the scope of, selling or otherwise disposing of certain operations that require cash (e.g., Central American operations); (2) selling equipment and other assets that will generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made significant reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

     In September 2002, the Company received $1.1 million from ROF/IFX, LLC in exchange for a 10% promissory note due June 30, 2003, that is convertible into shares of either Series D or new preferred stock at the option of the note holder.

     The Company is in the process of seeking additional capital from UBS Capital Americas III, L.P. and UBS Capital LLC, which own approximately 63% of the Company's common stock on an "as converted" basis and have the right to appoint a majority of the members of the Board of Directors. Additional funding from UBS Capital, if any, may be in the form of debt instruments convertible into equity. The negotiations relating to the additional funding, the amount and terms of such funding, if any, have not been completed.

     No assurance can be given that the Company will be successful in obtaining additional capital from UBS or other sources, or that such capital will be available on terms acceptable to the Company. There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company's customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Analytical Summary of Consolidated Statements of Operations

     The following table sets forth, for the fiscal years indicated, the percentage of total revenues represented by certain items in the Company's consolidated statements of operations:

                                                                               Fiscal year ended June 30,
                                                                               --------------------------
                                                                        2002               2001               2000
                                                                    ------------       -------------      -------------
        Revenues:

           Dedicated line services                                          51.4  %             22.4 %             12.6 %

           Dial-up services                                                 13.2                22.3               77.3

           Web hosting and design services                                   4.1                 4.0                3.5

           Sales to related party                                           25.6                43.1                 --

           Other                                                             5.7                 8.2                6.6
                                                                    ------------       -------------      -------------

                  Total Revenues                                           100.0               100.0              100.0

        Cost of revenues                                                    55.3                64.7               79.4
                                                                    ------------       -------------      -------------

        Gross profit                                                        44.7                35.3               20.6

        Operating Expenses:

        General and administrative                                          95.6               106.4              286.0

        Sales and marketing                                                  5.4                11.0               21.1

        Depreciation and amortization                                       40.8                53.2               75.3

        Impairment of long-lived assets                                     11.5                34.0                 --
                                                                    ------------       -------------      -------------

           Total operating expenses                                        153.3               204.6              382.4
                                                                    ------------       -------------      -------------
        Operating loss from continuing operations                         (108.6)             (169.3)            (361.8)

           Total other income (expense), net                                13.3               (25.8)            (111.7)
                                                                    ------------       -------------      -------------
        Loss from continuing operations before income tax benefit          (95.3)             (195.1)            (473.5)

        Income tax benefit                                                   2.8                 4.8               25.9
                                                                    ------------       -------------      -------------

           Loss from continuing operations                                 (92.5)             (190.3)            (447.6)

        Income from discontinued operations, net of income taxes             5.1                 8.8               18.4
                                                                    ------------       -------------      -------------

             Net loss                                                      (87.4) %           (181.5) %          (429.2) %
                                                                    ============       =============      =============

CONTINUING OPERATIONS

     Subsequent to June 30, 2002, the Company decided to initiate plans to sell or otherwise dispose of substantially all of its operations in Central America. As of June 30, 2002, generally accepted accounting principles do not require that this segment be treated as a discontinued operation in the consolidated financial statements for the year ended June 30, 2002. Hence, the assets, liabilities and results of operations of this segment have not been segregated or otherwise separately identified in the consolidated financial statements of the Company. For the year ended June 30, 2002, the revenues and loss from continuing operations before income taxes of the three operations in Central America that the Company is planning to sell were $1.8 million and $0.7 million, respectively. At June 30, 2002, the total assets of these operations were $0.7 million.

Revenues

     Management plans to grow IFX's customer base and revenues primarily by marketing Internet access and value-added services to ISPs, multinationals, telecommunications carriers and small to medium-sized businesses in the markets in which the Company operates and, to a lesser extent, to individual consumers. Accordingly, management expects that revenue from value-added services (such as dedicated line and web hosting and design services) will increase faster than revenue from Internet access services. IFX's current customer and revenue mix is not expected to be fully indicative of the Company's future customer and revenue mix.

     The cash flows associated with the Company's acquired customer base represent revenues generated from IFX's paid dial-up Internet access line of business (included in "other revenues"). While that line of business continued to generate revenues of $3.7 million during the year ended June 30, 2002, those revenues are decreasing in absolute terms and as a percentage of the Company's total revenues. The Company's primary focus has changed from targeting paid consumer dial-up account customers to targeting small and medium-sized businesses seeking to gain access to the Internet using a dedicated Internet access line.

     IFX provides Internet access services to customers under contracts that typically range from one month for dial-up access services to one year or more for dedicated access services.

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

     Internet access charges and fees for value-added services vary among the countries in which IFX does business, depending on competition, economic and regulatory environments and other market factors. In some markets, the Company has reduced prices, such as for access services, as a result of competitive pressure. The Company expects that price reductions will continue in the markets in which IFX operates as the supply of Internet services continues to grow.

     The period-to-period comparisons of our results of operations reflect acquisitions that were made during the applicable period. Results of operations from acquisitions effected during a period have been included from the time of the closing of the acquisition. The Company has not consummated any significant acquisitions since fiscal 2000.

     For the fiscal year ended June 30, 2002, total revenues declined to $28.2 million from $32.1 million, a decrease of $3.9 million, or 12.1%, from fiscal year 2001. Revenues resulting from dedicated line services increased by $7.3 million to $14.5 million in fiscal year 2002 compared with fiscal year 2001 as a result of the Company's increased focus on corporate clients. Sales to related party (Tutopia) declined by $6.6 million in fiscal 2002 primarily because of a reduction in the charges by IFX for wholesale connectivity access of approximately $0.4 million per month. Revenues relating to dial-up services decreased 48.4% in fiscal 2002 to $3.7 million from $7.2 million in fiscal 2001, an expected decline as the Company continues to pursue its strategy of focusing on business clients and not individual dial-up consumers. Other revenues, which consist primarily of amounts earned from co-location services, equipment rental and earnings from revenue-sharing agreements with telecommunications carriers, decreased $1.0 million to $1.6 million in fiscal 2002 as compared with fiscal 2001.

     Revenues increased to $32.1 million for the year ended June 30, 2001 compared with $10.7 million for the year ended June 30, 2000. The increase in revenues was related to: (a) sales of $13.8 million of connectivity and other services to Tutopia, a related party and (b) expansion of the user base resulting from acquisitions in Latin America and the growth in value-added services such as dedicated access.

Cost of Revenues

     IFX's cost of revenues primarily consists of costs incurred to carry customer traffic to and over the Internet. IFX leases lines that connect the Company's POPs to IFX's national hubs. The Company pays third party network providers for transit that allows IFX to transmit the Company's customers' information to or from the Internet. IFX also has other recurring telecommunications costs, including the cost of local telephone lines that customers use to reach IFX's network POPs and access the Company's services, and trans-oceanic fiber and satellite bandwidth costs to connect the national hubs to the Internet backbone through IFX's Miami facilities. Management expects total operating costs from providing Internet services to increase as capacity is increased to meet customer demand. The Company expects that costs of revenues should decline as a percentage of revenues as the Company expands its network facilities under long-term leases and as competition drives down the overall price of such services. Management also expects cost of revenues to decrease as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

     Gross profit increased to 44.7% of total revenues for the fiscal year ended June 30, 2002 as compared with 35.3% of total revenues for the fiscal year ended June 30, 2001. Gross margin increased to 35.3% for the fiscal year ended June 30, 2001 as compared with 20.6% for the fiscal year ended June 30, 2000. The increase in gross margin in each year results from management's continued efforts to reduce cost of revenues by increasing efficiencies of the Company's use of its network equipment, as well as solidifying IFX's owned network throughout Latin America, resulting in the reduction of third party costs.

General and Administrative Expenses

     General and administrative expenses are comprised primarily of compensation costs, which include salaries and related benefits, commissions, bonuses and non-cash stock-based compensation. Other general and administrative expenses include costs of travel, rent, utilities, telecommunications services, insurance and professional fees. While management expects that general and administrative expenses will increase proportionately with IFX's growth, specific actions are being taken by management in efforts to reduce personnel and other overhead costs.

     General and administrative expenses decreased 21.3% to $26.9 million for the fiscal year ended June 30, 2002 as compared with $34.2 million for the fiscal year ended June 30, 2001. The decrease is primarily from cost reduction programs initiated during fiscal 2002, despite the growth needed to support the increase in "core" product revenues during fiscal 2002. As a percentage of total revenues, general and administrative expenses decreased 10.8 percentage points to 95.6% in fiscal 2002 from 106.4% in fiscal 2001.

     General and administrative expenses increased to $34.2 million for fiscal year 2001 as compared with $30.6 million for fiscal year 2000. The increase was primarily due to costs incurred to support the increase in sales during fiscal 2001. As a percentage of total revenues, general and administrative expenses decreased 179.6 percentage points to 106.4% in fiscal 2001 from 286.0% in fiscal 2000 as a result of management's cost reduction efforts.

     General and administrative expenses include $4.1 million, $7.2 million and $6.4 million, respectively, of non-cash stock based compensation in fiscal years 2002, 2001 and 2000, respectively.

Sales and Marketing

     Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses decreased $2.0 million to $1.5 million for the fiscal year ended June 30, 2002 as compared with $3.5 million for the fiscal year ended June 30, 2001 as management focused on generating dedicated connectivity revenues requiring significantly lower marketing and selling costs. As a percentage of total revenues, sales and marketing expense decreased 5.6 percentage points to 5.4% in fiscal 2002 from 11.0% in fiscal 2001 as a result of the Company's marketing expenditures decreasing at a much faster pace than sales.

     Sales and marketing expenses increased $1.2 million to $3.5 million for fiscal year 2001 as compared with $2.3 million for fiscal year 2000. The increase was primarily due to costs incurred to support the increase in sales during fiscal 2001. As a percentage of total revenues, sales and marketing expenses decreased 10.1 percentage points to 11.0% in fiscal 2001 from 21.1% in fiscal 2000 as a result of sales growing at a much faster pace than the Company's marketing expenditures.

Depreciation and Amortization

     A large component of the Company's depreciation and amortization expense in the three fiscal years ended June 30, 2002 is related to the amortization of the acquired customer base, which is amortized over three years using the straight-line method. The acquired customer base results from the allocation of the price paid to acquire entities in fiscal years 2000 and 1999 that was in excess of the fair value of their net tangible assets. The Company expects the remaining capitalized cost of the acquired customer base as of June 30, 2002 to be fully amortized by December 31, 2002.

     Depreciation expense is primarily related to telecommunications equipment, computers and network infrastructure. Assets are depreciated over their estimated useful lives, which generally range from three to five years.

     Depreciation and amortization expense decreased $5.6 million to $11.5 million for the year ended June 30, 2002 from $17.1 million for the year ended June 30, 2001. The reduction in depreciation and amortization expense is primarily due to the reduction in carrying value of assets under capitalized leases and to the impairment of $10.9 million of acquired customer base during fiscal 2001 as further discussed below.

     Depreciation and amortization expense increased $9.0 million to $17.1 million for the year ended June 30, 2001 from $8.1 million during the year ended June 30, 2000. The increase in depreciation and amortization was a direct result of increases in acquired computer equipment and assets under capital leases that primarily consisted of computer and network-related equipment. Such assets were purchased to support the increased levels of operations and anticipated future growth of the Company.

Impairment of Long-Lived Assets

     At June 30, 2002, the Company estimated that the undiscounted cash flows associated with certain of its long-lived assets, including acquired customer base and property and equipment, may not be sufficient to recover the net book value of such assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during 2002, the Company recorded estimated charges of approximately $0.8 million and $2.4 million related to the impairment of the acquired customer base and property and equipment, respectively. A $10.9 million impairment charge was taken in fiscal 2001 as a result of an analysis of the Company's acquired customer base at June 30, 2001. The impairment charges were recorded to reduce long-lived assets to their estimated fair value. Fair value was determined based on the present value of the future cash flows expected to be derived from the underlying assets. The fair value estimates, as required by SFAS No. 144, did not consider the value of such assets in a forced sale or liquidation and were based primarily on an analysis of the related operations discounted net cash flows.

Contract Cancellation Costs

     Contract cancellation costs are included in general and administrative expenses in the consolidated statements of operations. During fiscal 2000, IFX recorded a one-time charge to operations of $4.9 million relating to the cancellation of certain contracts. The charge included $1.7 million related to Tutopia. The acceleration and settlement of certain consulting agreements were paid in shares of IFX common stock.

Other Income (Expense)

     IFX earns interest income primarily by investing available cash in short-term securities. The Company incurs interest expense primarily as a result of lease financing transactions.

     During fiscal 2002, the Company reported $3.8 million of other income, compared with other expense of $8.3 million during fiscal 2001. Other income includes gains from extinguishment of debt of $4.3 million (see below), realization of the deferred gain on the sale of the Yupi investment of $4.4 million and a gain on the sale of a subsidiary of $0.5 million, offset by interest expense of $2.1 million, the $1.7 million impairment of the Company's investment in Tutopia and the Company's share of losses resulting from its equity investment in Tutopia. Other expense in fiscal 2001 was primarily attributable to the Company's $3.2 million share of Tutopia's losses. The Company incurred interest expense of $1.9 million, realized a loss on investments of $2.5 million and incurred a fee of $0.7 million related to the sale of preferred stock during fiscal 2001.

Gain from Early Extinguishment of Debt

     During fiscal 2002, the Company and one of its lessors agreed to the extinguishment of approximately $8.7 million in capital lease obligations in exchange for the Company's payment to the lessor of approximately $2 million and 500,000 warrants allowing the lessor to purchase shares of the Company's common stock at $1.00 per share, subject to certain anti-dilution adjustments. The warrants vested immediately, are exercisable at $1.00 per share and expire 10 years from the date of grant. As a result of this transaction, the Company recorded a $4.3 million gain resulting from the early extinguishment of debt, which is reported as other income in the consolidated statement of operations. The gain was computed as the net $8.7 million reduction of lease obligations, less the estimated fair value of the warrants granted to the lessor, the cash paid and an adjustment to the carrying value of the related assets. The fair value of the warrants was estimated using the Black-Scholes option valuation model.

Commitments

     The Company also has numerous commitments, contingencies and related party transactions. Such items are discussed and disclosed in Notes 7, 8, 9, 15, 17, and 19 of notes to consolidated financial statements.

Preferred Stock and Deemed Dividends to Preferred Shareholders

     On June 28, 2002, the Company sold 6,432,608 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock"). The consideration received in exchange for the Series D Preferred Stock totaled approximately $6.9 million (or, $1.07 per share of Series D Preferred Stock), which consisted of cash ($5.0 million), 750,000 shares of IFX Series C Preferred stock (valued at approximately $1.3 million), which had an effective price per share of $1.68 based on the consideration allocated to such shares when they were issued in February 2002, and 684,000 shares of the Company's common stock, which were valued at approximately $0.6 million based on IFX's common stock ($.85 per share) on the date the transaction closed. The Series D Preferred shares are convertible at the option of the holders into 12,865,216 shares of IFX common stock. Thus, the effective conversion price is $.54 per share, which is less than the $.85 per share trading price of the Company's common stock on the date the Series D Preferred Stock transaction closed. The difference between the effective conversion price and the trading price of the Company's common stock on the closing date results in a beneficial conversion feature of approximately $4.0 million, which was recognized as a deemed dividend to preferred shareholders in the fiscal 2002 statement of operations.

     In February 2002, the Company completed the sale of approximately 3.9 million shares of Series C convertible preferred stock ("Series C") in exchange for $7.0 million in cash and 1.5 million shares of common stock. As part of the Series C financing, the Company granted the holders of Tutopia stock the right to exchange such shares for IFX preferred stock (the "Tutopia Put Option") (see
Note 10 of notes to the consolidated financial statements), which resulted in a discount of $1.6 million to the value of the Series C preferred shares. The discount on these shares did not result, however, in a beneficial conversion feature since the intrinsic conversion price of the Series C preferred shares remained greater than the market price of the Company's common stock on the date the Series C preferred shares were sold.

     In May 2001, the Company completed the sale of approximately 4.4 million shares of convertible preferred stock ("Series B") for $15.4 million. Each share was initially convertible into one share of IFX common stock. In June-July 2000, the Company issued approximately 2 million shares of convertible preferred stock (Series "A")for $25.0 million that were each convertible into one share of IFX common stock at a conversion price of $12.31 per share. As part of the May 2001 sale of preferred stock, the Company changed the conversion ratio of the 2 million shares of preferred stock to 3.52 shares of common stock for each preferred share. The change in the conversion ratio resulted in a $25.0 million non-cash beneficial conversion feature that was recognized as a deemed dividend to preferred shareholders in the fiscal 2001 statement of operations. As part of the Series C transaction, the conversion ratio of Series B was changed to 1.167 and the conversion ratio of Series A was changed to 4.1.

Income tax benefit

     For the fiscal year ended June 30, 2002, the Company recorded a tax benefit of approximately $0.8 million from continuing operations compared with a benefit of $1.5 million and $2.8 million for fiscal years 2001 and 2000, respectively. The tax benefits realized by the Company are attributable to the utilization of net operating losses against income from discontinued operations. The effective income tax benefit rates for fiscal 2002, 2001 and 2000 were approximately 3%, 3% and 5%, respectively. Operating losses that could not be utilized to recover prior year tax liabilities have been fully reserved with a valuation allowance at June 30, 2002 and 2001.

Income from discontinued operations

     For the year ended June 30, 2002, the Company had income from discontinued operations of approximately $1.4 million, net of taxes, as compared with $2.8 million for the year ended June 30, 2001. The decrease of $1.4 million results from the sale of a redeemable preference share (which related to future payments due from the discontinued operations) during fiscal 2001. The Company does not expect to realize any additional significant earnings from these discontinued operations.

     For the year ended June 30, 2001, the Company had income from discontinued operations of approximately $2.8 million, net of taxes, as compared with $2.0 million earned for the year ended June 30, 2000. The increase results from the $2.4 million sale of a redeemable preference share during fiscal 2001, thereby reducing future earn-out payments.

FINANCIAL CONDITION

Liquidity and Capital Resources

Going Concern

     The Company's working capital deficit decreased by $1.5 million to a $10.1 million deficit at June 30, 2002 from an $11.6 million deficit at June 30, 2001. The Company's available cash remains at a level that substantially limits the Company's operations. Although the Company raised $12.0 million through the sale of convertible preferred stock during fiscal 2002, the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $30.6 million, $54.4 million and $38.7 million and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

     The Company is taking actions in an effort to improve cash flow, including:
(1) reducing the scope of, selling or otherwise disposing of certain operations that require cash (e.g, Central American operations); (2) selling equipment and other assets that will generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made significant reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

     In September 2002, the Company received $1.1 million from ROF/IFX in exchange for a 10% promissory note due June 30, 2003, that is convertible into shares of either Series D or new preferred stock at the option of the note holder.

     The Company is in the process of seeking additional capital from UBS Capital Americas III, L.P. and UBS Capital LLC, which own approximately 63% of the Company's common stock on an "as converted" basis and have the right to appoint a majority of the members of the Board of Directors. Additional funding from UBS Capital, if any, may be in the form of debt instruments convertible into equity. The negotiations relating to the additional funding, the amount and terms of such funding, if any, have not been completed.

     No assurance can be given that the Company will be successful in obtaining such capital, or that such capital will be available on terms acceptable to the Company. There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company's customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Liquidity

     For the year ended June 30, 2002, cash used by operating activities was approximately $12.7 million compared with cash used of $15.0 million for the year ended June 30, 2001. The revenues from Internet services and products provided the majority of cash generated from operations in fiscal 2002. The cash used in operations is mainly related to the connectivity expenses of the Company's network, including payments under capacity lease agreements, operating leases, costs of personnel and related overhead and, to a lesser extent, sales, marketing and advertising costs. In addition, IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of June 30, 2002, the Company had approximately $1.8 million in cash and equivalents.

     For the year ended June 30, 2002, cash of $0.8 million was provided by investing activities as the Company's cash flow benefited from the release of $2.1 million of previously restricted cash, offset by a use of approximately $1.3 million to acquire property and equipment. In fiscal 2001, the Company used $13.0 million for investing activities. A majority of the cash used in investing activities in the prior year relates to the acquisition of approximately $7.1 million in property and equipment, a $3.1 million investment in Tutopia and $0.7 million of payments on liabilities related to acquisitions made in prior years.

     For the year ended June 30, 2002, cash provided by financing activities was approximately $6.0 million compared with $22.7 million for fiscal 2001. IFX received an aggregate of $12.0 million in investments from UBS Capital and certain other shareholders during fiscal 2002 through the sale of approximately
9.6 million shares of preferred stock. Cash of approximately $6.0 million was used for payments of capital lease obligations. This compares with an investment of $25.6 million from UBS Capital and certain other shareholders during fiscal 2001 through the sale of approximately 5.2 million shares of preferred stock.

     As reported on the Company's Report on Form 8-K dated February 19, 2002, and pursuant to the Stock Purchase Agreement ("Series C Purchase Agreement") dated as of October 11, 2001, UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, "UBS"), invested $7.0 million of cash and surrendered 1.5 million shares of IFX's common stock held by UBS in exchange for 3,876,241 shares of the newly issued IFX Series C preferred stock. Prior to the closing of the Series C preferred round, UBS had advanced IFX $5.5 million through February 18, 2002 in exchange for 10% convertible notes. Upon the closing of the Series C investment, the 10% convertible notes were automatically converted to Series C preferred shares. Each share of Series C preferred stock is convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after holders of the Company's preferred stock receive their liquidation preference and accrued dividends (the "Participation Feature"), provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the Participation Feature is limited to 3 1/2 times the Stated Preference.

     The Series C investment caused the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock is convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as previously provided. This investment also caused the conversion ratio of the approximately
4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock would be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio of the Series B preferred stock did not result in a beneficial conversion feature since the conversion price remains greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature was recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock were amended to add the same limited Participation Feature as in the Series C preferred stock. As part of this transaction, IFX provided a put right to UBS and the other Tutopia preferred and common shareholders providing them the ability to exchange their equity investment in Tutopia for like shares of IFX's preferred ("New Preferred Stock") or common stock at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia within one year of closing (the "Put Option"), which date is February 18, 2003. In general, the New Preferred Stock would have had the same terms as the Company's Series C preferred stock, except that the New Preferred Stock would not have had a Participation Feature.

     As a result of the Put Option, holders of Tutopia preferred shares could have converted their shares into approximately 7.3 million shares of IFX preferred stock. Such shares would have been convertible into a new class of IFX preferred stock that is essentially identical to the Company's existing classes of preferred stock, except with regard to participation features. Also, the Put Option provided that holders of Tutopia common stock could have converted their shares into approximately 1.3 million shares of IFX common stock. The Company computed the estimated value of the Put Option using the Black Scholes option valuation model and the following assumptions: risk-free interest rate 1.7%, dividend yield 0%, and an expected life of 1 year. The $1.6 million estimated fair value of the Put Option issued to Tutopia shareholders that are also IFX preferred shareholders was recorded as additional paid-in capital and resulted in a discount to the IFX Series C preferred stock. The Black Scholes valuation model requires the input of highly subjective assumptions, such as the expected stock price volatility, and the estimated fair value may not necessarily represent amounts that could be realized in a current transaction. The discount on the Series C preferred shares did not result in a beneficial conversion feature since the intrinsic conversion price of the Series C preferred shares remained greater than the market price of the Company's common stock on the date the Series C preferred shares were sold. The terms of the Put Option were later amended in connection with the Series D financing so that holders of Tutopia common shares could convert such shares into IFX preferred shares rather than IFX common shares as provided for in the original Put Option.

     After the issuance of the Series C Preferred Stock as reported in Forms 8-K filed on October 22, 2001 and February 27, 2002, UBS capital owned approximately 57% of the voting shares of IFX (assuming conversion of all the Company's convertible preferred stock into common stock).

     On June 28, 2002, pursuant to a Stock Purchase Agreement dated as of February 19, 2002, UBS Capital, International Technology Investments LC ("ITI"), LSC, LLC ("LSC"), and Jak Bursztyn ("Bursztyn") (collectively, the "Purchasers") agreed to invest a total of $5 million and surrender shares of IFX's Series C preferred stock and Common Stock in exchange for 6,432,608 shares of IFX's Series D Convertible Preferred Stock ("Series D Preferred Stock"). ITI is an affiliate of Michael Shalom and LSC is an affiliate of Lee Casty. Each share of Series D Preferred Stock is convertible into two shares of IFX's Common Stock. The Series D Preferred Stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or winding up of IFX, each holder of Series D Preferred Stock will be entitled to receive a Stated Preference of $6.00 per share plus 10% of such amount per annum from the date of issuance and will also participate with the holders of Common Stock after the Purchasers receive their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D Preferred Stock after taking into account the Participation Feature is limited to 3-1/2 times the Stated Preference. In this transaction, UBS invested approximately $3.33 million in cash and surrendered 750,000 shares of Series C Preferred Stock in exchange for approximately 4.6 million shares of Series D Preferred Stock. Each of ITI and LSC invested approximately $812,500 in cash and surrendered approximately 333,000 shares of Common Stock in exchange for approximately 850,000 shares of Series D Preferred Stock. Bursztyn invested approximately $47,000 in cash and surrendered approximately 10,000 shares of Common Stock in exchange for approximately 43,000 shares of Series D Preferred Stock. IFX would have approximately 41.5 million shares of Common Stock outstanding assuming all of its convertible preferred stock were converted into Common Stock. On June 27, 2002, IFX amended its Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized from 60 million to 110 million and increase the number of shares of preferred stock authorized from 20 million to 40 million.

     Subsequent to June 30, 2002, the Company received $1.1 million from ROF/IFX ("ROF") in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D preferred or a new series of preferred stock (yet to be issued) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement among the Company, UBS Capital Americas III, L.P. and UBS Capital LLC, with an exchange ratio of 6 shares of common stock for each share of newly issued preferred stock.

     In addition, management is working with its controlling shareholders, UBS Capital Americas and UBS Capital, in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003. There can be no assurances, however, that the Company will be able to continue raising funds through the issuance of securities or through other means on acceptable terms, or at all. The Company's inability to raise sufficient funds in the future could affect its ability to satisfy capital and operating lease obligations and could cause the Company to postpone or eliminate capital expenditures until financing is obtained and raises substantial doubt about the Company's ability to continue as a going concern.

NASDAQ Listing

     IFX's stock is traded on the NASDAQ SmallCap Market under the symbol "FUTR." On February 14, 2002, the NASDAQ Staff notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days and, as a result, did not comply with Marketplace Rule 4310 (c) (4) (the "Price Rule"). In accordance with Marketplace Rule 4310 (c) (8) (D), the Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the Price Rule.

     On February 21, 2002, NASDAQ Staff notified the Company that it did not comply with Marketplace Rule 4310 (c) (2) (B) (the "Capital Rule"), which requires a minimum of $2.0 million in net tangible assets, $2.5 million in stockholders' equity, $35.0 million of market capitalization or $500,000 net income for the most recently completed fiscal year or two of the three of a company's most recently completed fiscal years. On May 9, 2002, the Company received a waiver of certain terms of the Company's Certificates of Designation from the preferred stockholders that resulted in the Company's preferred stock, which had been stated as outside of Stockholders' Equity, to be reclassified as part of Stockholders' Equity. On May 17, 2002, NASDAQ advised the Company that it was in compliance with the Capital Rule.

     On August 14, 2002, the NASDAQ Staff advised the Company that while it had not regained compliance in accordance with Marketplace Rule 4310 (C) (8) (D), the staff noted that the Company did meet the initial listing requirements for $5.0 million of stockholders' equity (based on pro forma stockholders' equity as reported in the Company's Form 10-Q for the quarter ended March 31,2002). Hence, the Company was provided with an additional 180 days, or until February 10, 2003, to regain compliance with the applicable requirements. If the shares of the Company's common stock were to be suspended or delisted from the NASDAQ system, it would be much more difficult to dispose of the common stock or obtain accurate quotations as to the price of the securities. This, in turn, could make it more difficult for the Company to issue securities pursuant to debt or equity offerings in the future.


     At June 30 and September 30, 2002, the Company's stock was trading below the NASDAQ's $1.00 per share listing price and, at June 30 and September 30, 2002, the Company did not meet NASDAQ's initial minimum stockholders' equity requirement of $5.0 million. These conditions may result in the Company's common stock being delisted from the NASDAQ.

Forward-Looking Statements

     The statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "intends," "plans," "continue," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in operating costs, the liquidity accounts of the Company, and other matters contained herein regarding matters that are not historical facts, are only predictions. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considers reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person. These estimates and projections may not be realized, and actual results may vary materially.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in Accounting Principles Board Opinion ("APB No.") No. 30
     will now be used to classify those gains and losses. APB No. 30 requires disclosures about material gains and losses associated with debt extinguishments that are unusual or infrequent in nature. Thus, applying the provisions of APB No. 30 would distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items. The Company adopted SFAS No. 145 effective July 1, 2001. As a result, the Company reclassified $4.3 million of gain from the early extinguishment of capital lease agreements, which had been recorded as an extraordinary item in the Company's March 31, 2002 report on Form 10-Q, to "Other income (expense)". The Company does not expect that adoption of this statement will have a material impact on its financial position or results of operations other than as discussed herein.

     During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of " and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the statement of operations, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. As permitted, the Company decided to early adopt SFAS No. 144, effective July 1, 2001, the beginning of the Company's fiscal year. SFAS No. 144 requires that if an entity decides to adopt the Statement prior to the effective date and during an interim period other than the first interim period of a fiscal year, all prior periods of that fiscal year shall be restated. Early adoption of SFAS No. 144 did not have a material impact on the Company's operations for the year ended June 30, 2002 and, as a result, did not require the restatement of any amounts previously reported.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are to be tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     The Company adopted SFAS No. 141 and No. 142 effective July 1, 2001. The adoption of these pronouncements did not have an impact on the Company's financial condition or results of operations.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was signed into law by the President of the United States. The Act imposes, among other things, new obligations for disclosure and corporate governance on public companies and directs the Securities and Exchange Commission and other regulatory bodies to issue additional broad regulations to implement its provisions. Certain of such obligations are effective for this annual report and accordingly, the Company has included the required certifications herein. The Company intends to comply fully with all such current and future regulations as may be issued as a result of the Act. The Company is unable to quantify at this point in time the additional costs that it will incur in connection with complying with the Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate and Inflation Risk

     The Company's continuing operations are focused primarily in Latin America, subjecting IFX to certain political, economic and commercial risks and uncertainty not typically found in the United States. The Company's exposure to market risk is directly related to its role as a Latin American Internet services company. The Company's primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's results of operations, assets, liabilities and/or equity. The value of local currencies generally fluctuate in foreign countries. This fluctuation can cause the Company to gain or lose on the translation of foreign currency to U.S. Dollars. For example, recent economic and political conditions in Argentina, Brazil and Venezuela have contributed to significant fluctuations in the values of the currencies of those countries.

Interest Rate Risk

     The Company's short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in market interest rates do not affect the value of Company's investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        IFX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,
                                                                                      --------------------------------
                                                                                          2002              2001
                                                                                          ----              ----
ASSETS
Current assets:
Cash and cash equivalents                                                             $    1,827,900     $   7,647,700
Restricted cash                                                                                    -           981,400
Receivables, net of allowance for doubtful accounts of $698,100 and
    $1,955,800 at June 30, 2002 and 2001, respectively                                     2,968,100         2,692,400
Due from related party                                                                       271,800           910,500
Prepaid expenses and other current assets                                                    485,400         1,400,100
                                                                                      --------------     -------------
     Total current assets                                                                  5,553,200        13,632,100
                                                                                      --------------     -------------
Property and equipment, net                                                                9,396,000        24,284,500

Other assets:
Restricted cash - non current                                                                      -         1,131,700
Acquired customer base, net of accumulated amortization of
   $2,895,400 and $4,493,500 at June 30, 2002 and 2001, respectively                         266,600         3,953,900
Investments                                                                                  402,600         3,009,000
Foreign taxes recoverable                                                                  1,187,800         1,976,100
Prepaid service agreements and other                                                       1,129,200           536,300
                                                                                      --------------     -------------
     Total other assets                                                                    2,986,200        10,607,000
                                                                                      --------------     -------------
     Total assets                                                                     $   17,935,400     $  48,523,600
                                                                                      ==============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                      $   10,260,500     $  10,926,300
Accrued expenses                                                                           2,905,600         5,257,200
Current portion of capital lease obligations                                               1,809,200         7,926,000
Deferred revenues -  related party                                                                 -           581,600
Deferred revenues                                                                            625,300           521,100
Foreign taxes payable                                                                         52,900                 -
                                                                                      --------------     -------------
     Total current liabilities                                                            15,653,500        25,212,200

Long-term liabilities:
Notes payable and other long-term liabilities                                                347,800           296,400
Deferred gain on sale of investment                                                                -         4,451,900
Capital lease obligations, less current portion                                              489,000         8,142,100
                                                                                      --------------     -------------
     Total long-term liabilities                                                             836,800        12,890,400
                                                                                      --------------     -------------
     Total liabilities                                                                    16,490,300        38,102,600

                                                                                      --------------     -------------
Commitments and Contingencies (Notes 1, 7 and 9)                                                   -                 -

Stockholders' equity:

Preferred Stock, convertible $1.00 par value; 40,000,000 shares authorized,
 16,007,980 and 6,449,131 issued and outstanding at June 30, 2002 and 2001,
 respectively                                                                             52,775,900        40,463,900

Common stock, $.02 par value; 110,000,000 shares authorized, 12,099,095 and
 14,276,495 shares issued and outstanding at June 30, 2002 and 2001, respectively            242,000           285,500

Additional paid-in capital                                                                76,610,200        77,054,600
Treasury stock                                                                              (150,000)                -
Accumulated deficit                                                                     (124,012,100)      (99,415,000)
Accumulated other comprehensive loss                                                      (2,000,300)       (1,118,500)
Deferred compensation                                                                     (2,020,600)       (6,849,500)
                                                                                        ------------     -------------
     Total stockholders' equity                                                            1,445,100        10,421,000
                                                                                        ------------     -------------
     Total liabilities and stockholders' equity                                       $   17,935,400     $  48,523,600
                                                                                        ============     =============


The accompanying footnotes are an integral part of these consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Fiscal year ended June 30,
                                                                -----------------------------------------------
                                                                     2002           2001            2000
                                                                --------------- -------------- ----------------
REVENUES:
  Dedicated line services                                      $    14,483,000  $   7,188,900  $    1,351,100
  Dial-up services                                                   3,704,500      7,172,500       8,249,600
  Web hosting and design services                                    1,167,100      1,283,600         379,000
  Sales to related party                                             7,205,000     13,842,700               -
  Other                                                              1,591,500      2,634,100         709,600
                                                                --------------- -------------- ----------------
   Total revenues                                                   28,151,100     32,121,800      10,689,300
  Cost of revenues                                                  15,558,100     20,796,900       8,487,000
                                                                --------------- -------------- ----------------
  Gross profit                                                      12,593,000     11,324,900       2,202,300

OPERATING EXPENSES:
  General and administrative                                        26,926,400     34,180,600      30,570,100
  Sales and marketing                                                1,525,800      3,547,200       2,252,000
  Depreciation and amortization                                     11,493,400     17,093,800       8,053,100
  Impairment of long-lived assets                                    3,229,700     10,919,100               -
                                                                --------------- -------------- ----------------
   Total operating expenses                                         43,175,300     65,740,700      40,875,200
                                                                --------------- -------------- ----------------
  Operating loss from continuing operations                        (30,582,300)   (54,415,800)    (38,672,900)

OTHER INCOME (EXPENSE):
  Interest income                                                       93,500        614,100         343,300
  Interest expense                                                  (2,051,300)    (1,918,400)       (611,300)
  Gain (loss) on sale of investments                                 4,426,700     (2,505,700)              -
  Equity in net loss of investees                                     (858,400)    (3,181,400)    (11,775,700)
  Impairment of equity investment                                   (1,672,100)             -               -
  Gain on sale of subsidiary                                           526,700              -               -
  Gain on early extinguishment of debt                               4,324,700              -               -
  Other, net                                                        (1,029,900)    (1,307,300)        101,200
                                                                --------------- -------------- ----------------
   Total other income (expense), net                                 3,759,900     (8,298,700)    (11,942,500)
                                                                --------------- -------------- ----------------
  Loss from continuing operations before income tax benefit        (26,822,400)   (62,714,500)    (50,615,400)
  Income tax benefit                                                   778,900      1,525,800       2,771,400
                                                                --------------  -------------- ----------------
  Loss from continuing operations                                  (26,043,500)   (61,188,700)    (47,844,000)
  Income from discontinued operations, net of income taxes           1,446,400      2,833,500       1,967,000
                                                                --------------- -------------- ----------------
   Net loss                                                        (24,597,100)   (58,355,200)    (45,877,000)
  Deemed dividends to preferred shareholders                        (4,035,300)   (25,000,000)              -
                                                                --------------- -------------- ----------------
   Net loss available to common stockholders                   $   (28,632,400) $ (83,355,200) $  (45,877,000)
                                                                =============== ============== ================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Loss from continuing operations                              $         (1.89) $       (4.44) $        (4.71)
  Discontinued operations                                                  .10           0.20            0.19
                                                                --------------- -------------- ----------------
   Net loss per share                                                    (1.79)         (4.24)          (4.52)
  Deemed dividends to preferred shareholders                             (0.29)         (1.81)              -
                                                                --------------- -------------- ----------------
   Net loss per share available to common stockholders         $         (2.08) $       (6.05) $        (4.52)
                                                                =============== ============== ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          13,736,495     13,784,897      10,153,565
                                                                =============== ============== ================

      The accompanying footnotes are an integral part of these consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              Common Stock
                                                                       -------------------------    Additional
                                                     Preferred Stock     Shares        Amount     Paid-in Capital  Treasury Stock
                                                    -----------------  ----------- ------------- ----------------- --------------
Balance at June 30, 1999                            $              -    6,830,240  $    136,600  $     11,299,100  $          -
Stock issued for cash                                              -    5,541,511       110,800        11,020,800             -
Stock issued for acquisitions                                      -      835,598        16,700        20,938,200             -
Stock issued for contract termination                              -      119,314         2,400         4,154,300             -
Issuance of preferred
 stock - 1,210,398 shares                                 14,900,000            -             -                               -
Compensation expense associated with
 variable stock options                                            -            -             -         1,144,400             -
Deferred compensation associated with
 grant of stock options                                            -            -             -        17,217,700             -
Common stock retired                                               -      (31,480)         (600)         (615,200)            -
Increase in investment in equity
 investee as a result of sale of stock
 by Tutopia                                                        -            -             -         4,079,800             -
Compensation expense associated with
 warrants for contract termination                                 -            -             -         1,659,000             -
Net loss                                                           -            -             -                 -             -
Foreign currency translation                                       -            -             -                 -             -


Comprehensive loss                                                 -            -             -                 -             -
                                                     ---------------   ----------    ----------    --------------    ----------
Balance at June 30, 2000                                  14,900,000   13,295,183       265,900        70,898,100             -
Stock issued for contract termination                              -        6,000           100            77,600             -
Stock issued for liabilities related to
 acquisitions                                                      -      733,666        14,700         4,293,800             -
Issuance of preferred stock - 5,238,733 shares            25,563,900            -             -                 -             -
Compensation expense associated with grant of
 stock                                                             -      241,646         4,800         2,122,400             -
Deferred compensation associated with
 grant of stock options                                            -            -             -          (337,300)            -
Beneficial conversion feature                             25,000,000            -             -       (25,000,000)            -
Deemed dividend to preferred shareholders                (25,000,000)           -             -        25,000,000             -
Net loss                                                           -            -             -                 -             -
Foreign currency translation                                       -            -             -                 -             -

Comprehensive loss                                                 -            -             -                 -             -
                                                     ---------------   ----------    ----------    --------------    ----------
Balance at June 30, 2001                                  40,463,900   14,276,495       285,500        77,054,600             -
Common stock cancelled and converted to
 preferred stock                                                   -   (2,177,400)      (43,500)       (1,701,700)            -
Stock held in Treasury related to sale
 of subsidiary                                                     -            -             -                 -      (150,000)
Issuance of preferred stock - 9,558,849 shares            12,312,000            -             -                 -             -
Series C preferred stock - value of
 Tutopia Put Option                                                -            -             -         1,626,900             -
Beneficial conversion feature                              4,035,300                                   (4,035,300)
Deemed dividend to preferred shareholders                 (4,035,300)                                   4,035,300
Compensation expense associated with grant of
 variable option agreements                                        -            -             -           (20,800)            -
Deferred compensation associated with
 grant of stock options                                            -            -             -          (688,800)            -
Compensation expense associated with
 warrants for contract termination                                 -            -             -           340,000             -
Net loss                                                           -            -             -                 -             -
Foreign currency translation                                       -            -             -                 -             -
Comprehensive loss                                                 -            -             -                 -             -
                                                     ---------------   ----------    ----------    --------------    ----------
Balance at June 30, 2002                            $     52,775,900   12,099,095  $    242,000  $     76,610,200  $   (150,000)
                                                     ===============   ==========    ==========    ==============    ==========





                                                                          Retained Earnings    Accumulated Other
                                                        Deferred            (Accumulated         Comprehensive
                                                      Compensation             Deficit)           Income(loss)          Total
                                                   --------------------   -------------------   ----------------  ----------------
Balance at June 30, 1999                           $       (129,500)      $     4,817,200       $     (26,000)    $    16,097,400
Stock issued for cash                                             -                     -                   -          11,131,600
Stock issued for acquisitions                                     -                     -                   -          20,954,900
Stock issued for contract termination                             -                     -                   -           4,156,700
Issuance of preferred stock - 1,210,398 shares                    -                     -                   -          14,900,000
Compensation expense associated with
 variable stock options                                           -                     -                   -           1,144,400
Deferred compensation associated with
 grant of stock options                                 (12,003,000)                    -                   -           5,214,700
Common stock retired                                              -                     -                   -            (615,800)
Increase in investment in equity
 investee as a result of sale of stock
 by Tutopia                                                       -                     -                   -           4,079,800
Compensation expense associated with
 warrants for contract termination                                -                     -                   -           1,659,000
Net loss                                                          -           (45,877,000)                  -         (45,877,000)
Foreign currency translation                                      -                     -            (303,000)           (303,000)
                                                                                                                    -------------
Comprehensive loss                                                -                     -                   -         (46,180,000)
                                                      -------------         -------------          ----------       -------------
Balance at June 30, 2000                                (12,132,500)          (41,059,800)           (329,000)         32,542,700
Stock issued for contract termination                             -                     -                   -              77,700
Stock issued for liabilities related to
 acquisitions                                                     -                     -                   -           4,308,500
Issuance of preferred stock - 5,238,733 shares                    -                     -                   -          25,563,900
Compensation expense associated with grant of
 stock                                                            -                     -                   -           2,127,200
Deferred compensation associated with
 grant of stock options                                   5,283,000                     -                   -           4,945,700
Beneficial conversion feature                                     -                     -                   -                   -
Deemed dividend to preferred shareholders                         -                     -                   -                   -
Net loss                                                          -           (58,355,200)                  -         (58,355,200)
Foreign currency translation                                      -                     -            (789,500)           (789,500)
                                                                                                                    -------------
Comprehensive loss                                                -                     -                   -         (59,144,700)
                                                      -------------         -------------          ----------       -------------
Balance at June 30 2001                                  (6,849,500)          (99,415,000)         (1,118,500)         10,421,000
Common stock cancelled and converted to
 preferred stock                                                  -                     -                   -          (1,745,200)
Stock held in Treasury related to sale
 of subsidiary                                                    -                     -                   -            (150,000)
Issuance of preferred stock - 9,558,849 shares                    -                     -                   -          12,312,000
Series C preferred stock - value of
 Tutopia Put Option                                               -                     -                   -           1,626,900
Beneficial conversion feature                                     -                     -                   -                   -
Deemed dividend to preferred shareholders                         -                     -                   -                   -
Compensation expenses associated with grant of
 variable option agreements                                       -                     -                   -             (20,800)
Deferred compensation associated with
 grant of stock options                                   4,828,900                     -                   -           4,140,100
Compensation expense associated with
 warrants for contract termination                                -                     -                   -             340,000

Net loss                                                          -           (24,597,100)                  -         (24,597,100)
Foreign currency translation                                      -                     -            (881,800)           (881,800)
                                                                                                                    -------------
Comprehensive loss                                                -                     -                   -         (25,478,900)
                                                      -------------         -------------          ----------       -------------
Balance at June 30, 2002                           $     (2,020,600)      $  (124,012,100)      $  (2,000,300)    $     1,445,100
                                                      =============         =============          ==========       =============

The accompanying footnotes are an integral part of these consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the fiscal year ended June 30,
                                                                                 -------------------------------------------------
                                                                                      2002            2001               2000
                                                                                 -------------   --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $ (24,597,100)  $  (58,355,200)   $  (45,877,000)

Adjustments to reconcile net loss to cash used in operating activities:

   Depreciation                                                                      9,508,200        7,239,600         2,696,800
   Amortization                                                                      1,985,200        9,854,200         5,356,300
   Stock related compensation                                                        4,119,300        7,150,600         6,359,100
   Bad debt expense                                                                  1,122,800        1,033,300           842,400
   Non-cash interest expense paid in preferred shares                                  187,500                -                 -
   (Gain) loss on sale of investments                                               (4,426,700)       2,505,700                 -
   Compensation associated with consulting agreements                                        -                -         4,156,700
   Impairment of long-lived assets                                                   3,229,700       10,919,100                 -
   Impairment of equity investment                                                   1,672,100                -                 -
   Loss valuation allowance on investments                                                   -          350,400                 -
   Equity in net loss of investees                                                     858,400        3,181,400           330,200
   Gain on sale of subsidiary                                                         (526,700)               -                 -
   Gain from early extinguishment of debt                                           (4,324,700)               -                 -
   Effect of deconsolidation of Tutopia.com                                                  -       (2,391,900)        4,674,300
   Change in net assets of discontinued operations                                           -          813,700         2,774,300
   Changes in operating assets and liabilities:                                              -                -                 -
         Foreign taxes recoverable                                                    (392,700)        (553,700)       (1,422,400)
         Receivables                                                                (2,210,900)      (2,426,300)       (1,112,100)
         Due from related party                                                        481,200         (910,500)                -
         Prepaid expenses and other current assets                                     737,500         (515,200)         (746,000)
         Income taxes receivable                                                             -        1,632,600        (1,632,600)
         Other assets                                                                 (426,100)         306,900           (24,300)
         Accounts payable and accrued expenses                                         662,400        4,419,900         7,464,400
         Deferred revenues                                                            (346,800)         740,800           361,900
                                                                                 -------------   --------------    --------------
Cash used in operating activities                                                  (12,687,400)     (15,004,600)      (15,798,000)
                                                                                 -------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisitions, primarily customer base                                                     -         (656,600)       (2,443,900)
   Investments                                                                               -       (3,135,000)        4,171,500
   Restricted cash                                                                   2,113,100       (2,113,100)                -
   Increase in notes receivable                                                              -                -            (2,700)
   Purchases of property and equipment                                              (1,334,200)      (7,140,400)       (4,236,200)
                                                                                 -------------   --------------    --------------
Cash provided by (used in) investing activities                                        778,900      (13,045,100)       (2,511,300)
                                                                                 -------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable and other long-term liabilities                               -           27,300           933,400
   Payment of capital lease obligations                                             (5,951,200)      (2,939,800)                -
   Issuance of common stock                                                                  -                -        11,131,600
   Issuance of preferred stock                                                      12,000,000       25,563,900        14,900,000
                                                                                 -------------   --------------    --------------
Cash provided by financing activities                                                6,048,800       22,651,400        26,965,000
                                                                                 -------------   --------------    --------------
Effect of exchange rate changes on cash and cash equivalents                            39,900         (789,500)         (303,000)
                                                                                 -------------   --------------    --------------
Net (decrease) increase in cash and cash equivalents                                (5,819,800)      (6,187,800)        8,352,700
Cash and cash equivalents, beginning of period                                       7,647,700       13,835,500         5,482,800
                                                                                 -------------   --------------    --------------
Cash and cash equivalents, end of period                                         $   1,827,900   $    7,647,700    $   13,835,500
                                                                                 =============   ==============    ==============
   Supplemental disclosure of cash flow information:

   Cash paid for interest                                                        $   1,863,800   $    1,918,400    $      611,300
                                                                                 =============   ==============    ==============
   Supplemental disclosure of non-cash investing and financing activities:

   Buydown of capital lease obligations                                          $   8,544,300   $            -    $            -
                                                                                 =============   ==============    ==============
   Acquisition of equipment through capital lease obligations                    $   1,254,600   $    8,186,800    $    1,000,000
                                                                                 =============   ==============    ==============
   Acquisition of equipment through increase in accounts payable                 $           -   $      940,700    $            -
                                                                                 =============   ==============    ==============
   Conversion of common stock to preferred stock                                 $   1,745,200   $            -    $            -
                                                                                 =============   ==============    ==============
   Value of common stock issued in conjunction with liabilities related to
   acquisitions                                                                  $           -   $    4,308,500    $   20,954,900
                                                                                 =============   ==============    ==============

The accompanying footnotes are an integral part of these consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

Note 1   Company

     IFX Corporation was incorporated in Delaware in 1985 and is headquartered in Miami Lakes, Florida. IFX provides Internet network connectivity services and offers a broad range of Internet-related services to Internet service providers, multinational corporations, telecommunications carriers, small to medium-sized businesses and, to a lesser extent, individual consumers, in Latin America. The Company has operations in Argentina, Brazil, Chile, Colombia, Mexico, Panama, Uruguay, Venezuela and the United States. IFX also operates networks in El Salvador, Honduras, Guatemala and Nicaragua (collectively, the "Central American Operations") which the Company intends to sell or otherwise dispose of during fiscal 2003.

Going Concern

     The Company's working capital deficit decreased by $1.5 million to a $10.1 million deficit at June 30, 2002 from an $11.6 million deficit at June 30, 2001. The Company's available cash remains at a level that substantiallly limits the Company's operations. Although the Company raised $12.0 million through the sale of convertible preferred stock during fiscal 2002, the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $30.6 million, $54.4 million and $38.7 million and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurances that such capital will be available to the Company on acceptable terms, or at all.

     The Company is taking actions designed to improve cash flow, including (1) reducing the scope of, selling or otherwise disposing of certain operations that require cash (e.g., Central American operations); (2) selling certain equipment and other assets that will generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in the Latin American operating units. Although the Company has made significant reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

     In September 2002, the Company received $1.1 million from ROF/IFX in exchange for a 10% promissory note due June 30, 2003, that is convertible into shares of either Series D or new preferred stock at the option of the note holder.

     The Company is in the process of seeking additional capital from UBS Capital Americas III, L.P. and UBS Capital LLC, which own approximately 63% of the Company's common stock on an "as converted" basis and have the right to appoint a majority of the members of the Board of Directors. Additional funding from UBS Capital, if any, may be in the form of debt instruments convertible into equity. The negotiations relating to the additional funding, the amount and terms of such funding, if any, have not been completed.

     No assurance can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company's customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2   Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of IFX Corporation and its wholly owned subsidiaries (collectively referred to herein as "IFX", "IFX Networks" or the "Company") for which it has a controlling financial interest. All intercompany accounts and transactions are eliminated in consolidation.

     As more fully discussed in Note 16, during September 2000, the Company's voting interest in its majority-owned subsidiary, Tutopia.com, Inc. ("Tutopia") fell below 50%. As a result of this reduction, the Company deconsolidated Tutopia and accounts for the investment in Tutopia under the equity method. Accordingly, in fiscal 2001 the Company restated its fiscal 2000 consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

     In April 2000, Tutopia sold common stock representing approximately a 15% interest in Tutopia to shareholders other than the Company, resulting in proceeds of approximately $5.5 million at a price per common share exceeding the Company's carrying value at that time for the Company's investment in Tutopia's common stock. The restated financial statements reflect an increase in the Company's investment in Tutopia and in paid-in-capital of approximately $4 million as of June 30, 2000, to record the amount in excess of the Company's carrying value as a capital transaction.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fiscal Year: The Company's fiscal year end is June 30. References herein to fiscal 2002, 2001 and 2000 refer to the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

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

Revenue Recognition: Revenue from customer contracts related to dial-up access, dedicated phone line and web hosting fees are recognized ratably over the term of the underlying contract, which is generally from one month to three years. Cash received in advance of revenues earned is recorded as deferred revenues. Revenues derived from other services are recognized as earned.

     Revenues related to amounts received under revenue sharing agreements with telecommunications companies are generally recognized when such services are utilized by the Company's end users. Revenues related to sales to Tutopia are generally not recognized until collection is reasonably assured because of the insufficiency of Tutopia's cash flows.

     During the year ended June 30, 2002, the Company entered into certain non-monetary transactions with unrelated third parties for which revenues of approximately $439,000 were recorded in the consolidated statement of operations. In connection with these transactions, the Company received certain non-monetary considerations amounting to approximately $439,000, which were included as expenses in the Company's consolidated statement of operations for the year ended June 30, 2002.

Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

     The Company's receivables subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited to billings to customers for services. The use of pre-approved charges to customer credit cards and the ability of IFX to terminate Internet access on delinquent accounts help to limit the risks of these losses. In addition, the large number of customers comprising the Company's customer base mitigate, to an extent, the concentration of credit risk.

Vendor Services: The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management is of the opinion that alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on the Company's operating results.

Cash and Cash Equivalents: The Company considers as cash equivalents all financial instruments with maturity of three months or less when purchased.

Restricted Cash: During fiscal 2001, the Company entered into capital lease agreements relating to computer equipment for expansion of the Company's network. As part of certain of these capital lease agreements, the Company was required to maintain a minimum amount of cash in restricted specified interest-bearing accounts. No such requirement existed at June 30, 2002.

Fair Value of Financial Instruments: The carrying amounts of the Company's cash and cash equivalents, restricted cash, receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these accounts.

Impairment of Long-Lived Assets: Effective July 31, 2001, the Company accounts for the possible impairment of long-lived assets in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of future cash flows is less than the carrying amount of the asset, an impairment charge should be recorded.

     At June 30, 2002, the Company concluded that the estimated undiscounted cash flows associated with certain of its long-lived assets, including acquired customer base and property and equipment, may not be sufficient to recover the net book value of such assets. In accordance with SFAS No. 144, during 2002, the Company recorded charges of approximately $0.8 million and $2.4 million related to the impairment of acquired customer base and property and equipment, respectively. A $10.9 million impairment charge was taken in fiscal 2001 as a result of an analysis of the Company's acquired customer base at June 30, 2001. The impairment charges were recorded to reduce long-lived assets to estimated fair value. Fair value was estimated based on the present value of the future cash flows expected to be derived from the underlying assets. The fair value estimates, as required by SFAS No. 144, did not consider the value of such assets in a forced sale or liquidation and were based primarily on an analysis of the related operations discounted net cash flows.

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

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Amortization is recorded using the straight-line method over three years commencing when the customer base is acquired. Amortization expense was approximately $2.0 million and $9.9 million for the years ended June 30, 2002 and June 30, 2001, respectively.

Advertising and Marketing Expenses: The Company expenses all advertising and marketing costs as incurred.

Risks and Uncertainties: The Company's operations are subject to certain risks and uncertainties, including those associated with: a brief history operating in the Internet network business; losses from continuing operations; negative cash flows and fluctuations in operating results and in foreign currency exchange rates; political and economic risks associated with international operations; dependence on key personnel; dependence on suppliers for operation of the network; the need to enhance management information systems; increasing competition from competitors with lower cost structures, greater resources, or greater brand recognition; regulatory risks in the countries in which the Company operates; decreased growth in Internet usage; financing arrangement terms that may restrict operations; and pending litigation related to the continuing and discontinued operations.

Reclassification: Certain amounts reported in prior years have been reclassified to conform to the current method of presentation.

Stock-Based Compensation: The Company grants stock options generally for a fixed number of shares with an exercise price equal to or below the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes compensation expense only if the market value on the date of the grant is above the exercise price of the options.

Computation of Earnings or Loss per Common Share: The Company calculates earnings or loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Accordingly, basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities consisting of stock options and common shares issuable upon the conversion of preferred stock. Potentially dilutive securities have been excluded from the calculation of diluted loss per common share since their effect would have been anti-dilutive. Such securities include options, warrants, covertible preferred stock and shares issuable in the event the Tutopia put option is exercised. Approximately 43.6 million of such potentially dilutive securities were excluded from the fiscal 2002 earnings per share calculation.

New Pronouncements: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. APB Opinion No. 30 requires disclosures about material gains and losses associated with debt extinguishments that are unusual or infrequent in nature. Thus, applying the provisions of APB Opinion No. 30 would distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items. The Company adopted SFAS No. 145 effective July 1, 2001. As a result, the Company reclassified $4.3 million of gains from the early extinguishment of debt associated with capital lease agreements, which had been recorded as an extraordinary item in the Company's March 31, 2002 report on Form 10-Q, to "Other income (expense)". The Company does not expect that adoption of SFAS No. 145 will have a material impact on its financial position or results of operations other than as discussed herein.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the statement of operations, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within. As permitted, the Company decided to early adopt SFAS No. 144, effective July 1, 2001, the beginning of the Company's fiscal year. SFAS No. 144 requires that if an entity decides to adopt the Statement prior to the effective date and during an interim period other than the first interim period of a fiscal year, all prior periods of that fiscal year shall be restated. Early adoption of SFAS No. 144 did not have a material impact on the Company's operations for the year ended June 30, 2002 and, as a result, did not require the restatement of any amounts previously reported.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective July 1, 2001. The adoption of these pronouncements did not have an impact on the Company's financial condition or results of operations.

     At the July 2001 Emerging Issues Task Force meeting, the Securities and Exchange Commission staff announced that, among other things, preferred securities that are redeemable upon the occurrence of an event outside the control of the issuer, such as a change in control, are required to be classified outside of equity (EITF D-98 Classification and Measurement of Redeemable Securities).

Cost of Computer Software: Effective July 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software be capitalized, including the costs of coding, software configuration, upgrades and enhancements. For the years ended June 30, 2001 and 2000, the Company capitalized $1.5 million and $2.1 million, respectively, of internal use software. No such costs were capitalized during fiscal 2002.

Investments: The Company uses the equity method to account for its less than 50% interest in Tutopia. Under the equity method, the Company's proportionate share of Tutopia's net losses is included in the Company's consolidated statements of operations. The Company periodically evaluates its investment in Tutopia for indications of impairment such as, recent security sales, deterioration of financial condition, near-term prospects for financial improvement, and other relevant factors. As a result of such analysis, the Company reduced the carrying value of its investment in Tutopia by approximately $1.7 million during the fourth quarter of fiscal 2002. Management estimated the amount of the impairment by comparing a recent sale of Tutopia preferred stock with that of the carrying value of its investment in Tutopia. Tutopia is controlled by UBS, which also has a controlling interest in IFX.

Foreign Currency Translation: The functional currency of the Company's active subsidiaries is the local currency. Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and reported in accumulated other comprehensive income (loss), a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 3  Discontinued Operations

     Income from discontinued operations primarily consists of amounts received under earn-out agreements that were based on the financial performance of entities divested prior to July 1, 2000. The final payment due under such agreements was received in December 2001 and, accordingly, the Company does not expect to receive any additional significant earnings from its discontinued operations.

     The following table summarizes financial information related to the Company's discontinued operations:

                                                                     Fiscal year ended June 30,
                                                             ----------------------------------------
                                                                 2002           2001         2000
                                                             -----------    -----------   -----------
Income from discontinued operations before income taxes      $ 2,225,300    $ 4,359,300   $ 3,026,100

Income tax provision                                            (778,900)    (1,525,800)   (1,059,100)
                                                             -----------    -----------   -----------

Income from discontinued operations, net of income taxes     $ 1,446,400    $ 2,833,500   $ 1,967,000
                                                             ===========    ===========   ===========

     The information set forth in the remaining notes to consolidated financial statements relates to continuing operations unless otherwise specified.

Note 4  Acquisitions

     The Company completed no material acquisitions during fiscal 2002 or fiscal 2001. A majority of the Company's acquisitions were structured such that the Company paid an agreed-upon percentage of the purchase price at closing with the remainder of the purchase price paid 60 to 360 days after closing. During fiscal 2001, the Company settled various liabilities related to acquisition earn-out payments that were completed prior thereto. The liabilities were satisfied through the issuance of 733,666 shares of common stock with a fair market value of $4.3 million and cash of $0.7 million, all of which was allocated to acquired customer base.

Note 5  Property and Equipment

Property and equipment consists of the following:

                                                                             June 30,
                                                                  -----------------------------
                                                                       2002            2001
                                                                  --------------  -------------
Network and other equipment under capital lease agreements        $   6,410,400   $  19,062,500
Computer and network equipment                                        8,245,200       7,647,800
Software                                                              2,288,400       3,638,900
Furniture and fixtures                                                1,059,400       1,445,900
Leasehold improvements                                                1,048,200       1,172,500
Other                                                                   909,400       1,701,900
                                                                  -------------   -------------
                                                                     19,961,000      34,669,500
Less: accumulated depreciation and amortization                     (10,565,000)    (10,385,000)
                                                                  -------------   -------------
Property and equipment, net                                       $   9,396,000   $  24,284,500
                                                                  =============   =============

     The decrease in property and equipment, net, from June 30, 2001 to June 30, 2002 is primarily attributable to the elimination of the carrying value of assets subject to capitalized leases (arising from early payoff of the associated obligations) and the sale of one of the Company's subsidiaries.

     Accumulated amortization of assets under capital lease agreements was approximately $3.6 million at June 30, 2002. Amortization expense related to capital leases is included as part of depreciation and amortization in the consolidated statement of operations. An impairment charge of $2.4 million against property and equipment was recorded as of June 30, 2002 in accordance with the Company's policy regarding the impairment of long-lived assets described in Note 2 to the consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES

Note 6   Accrued Expenses

     Accrued expenses consist of the following:

                                                        June 30,
                                              ---------------------------
                                                  2002           2001
                                              ------------   ------------
Salaries and employee benefits                $    987,300   $  1,078,800
Legal and professional fees                        509,300      1,271,800
Telecommunications services                        415,800      2,192,500
Foreign and local taxes                              9,500        146,400
All other                                          983,700        567,700
                                              ------------   ------------
       Total                                  $  2,905,600   $  5,257,200
                                              ============   ============

Note 7   Commitments

Operating and Capital Leases

     The Company maintains facilities and offices at various locations throughout the United States and Latin America for general corporate purposes, including technology centers, customer call centers, office space and headquarters. Rent expense amounted to $2.1 million, $1.5 million and $2.0 million in fiscal 2002, 2001 and 2000, respectively.

     At June 30, 2002, the Company had capital lease obligations of approximately $2.3 million. The capital leases were entered into primarily to finance equipment and software for the Company's network.

     Future minimum payments under capital and operating leases with initial terms of one year or more consisted of the following at June 30, 2002:

                                                         Operating Lease     Capital Lease        Total
Fiscal Year                                                Obligations        Obligations      Obligations
---------------------------------------------            ----------------   --------------    -------------
2003                                                    $       5,027,600   $    2,023,400    $   7,051,000
2004                                                            4,206,200          512,800        4,719,000
2005                                                            1,960,700          131,100        2,091,800
2006                                                              224,800                -          224,800
---------------------------------------------           -----------------   --------------    -------------

Total lease obligations                                 $      11,419,300   $    2,667,300    $  14,086,600
                                                        =================                     =============
Amount representing interest                                                      (369,100)
                                                                            --------------

Present value of net minimum lease payments                                 $    2,298,200
                                                                            ==============

     During fiscal 2002, the Company entered into various agreements to lease network capacity infrastructure between Miami, Florida and several cities in South America through separate indefeasible rights of use ("IRU") for each STM-1 circuit, with payments due over 36 months. The agreements state that the lessor will provide the Company with portability of the STM-1s to the extent that there is capacity on the lessor's network. At its option, the Company has the right to terminate such agreements prior to expiration, subject to certain predefined penalties. Future minimum payments under these agreements as of June 30, 2002 (net of amounts related to certain waived periods) are treated as operating lease obligations, which total approximately $5.5 million. The 36-month leases will convert into 15-year IRUs on the payment of the purchase option amount at the end of the lease. The STM-1s are being amortized on a straight-line basis over an estimated useful life of 10 years.

      Subsequent to June 30, 2002, the Company entered into a lease agreement for additional network capacity for a total of approximately $4.1 million, with payments also due over 36 months.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Employment agreements

     The Company has employment agreements with several of its officers. The agreements generally require continuation of salary and provide other benefits subsequent to termination under certain conditions or change of control of the Company.

Note 8   Lease Obligations and Early Extinguishment of Debt

     During fiscal 2002, the Company and one of its lessors agreed to the extinguishment of approximately $8.7 million in capital lease obligations in exchange for the Company's payment to the lessor of approximately $2 million and 500,000 warrants to purchase shares of the Company's common stock at $1.00 per share, subject to an anti-dilution adjustment. These warrants are immediately exercisable and expire 10 years from date of grant. As a result of this transaction, the Company recorded a $4.3 million gain resulting from the early extinguishment of debt, which is included in other income in the accompanying consolidated statement of operations. The gain was computed as the net $8.7 million reduction of lease obligations, less the estimated fair value of the warrants granted to the lessor, the cash paid and an adjustment to the carrying value of the related assets. The fair value of the warrants was estimated using the Black-Scholes option valuation model.

Note 9   Litigation Contingencies

     The Company may be threatened with legal proceedings arising from its regular business activities. On February 28, 2002, IFX do Brazil Ltda, ("IFX Brazil") filed a lawsuit against IBM Leasing Brazil ("ILB") in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil's equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars resulted in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500 for the return of unused equipment and compensation for installments already paid.

     On August 18, 2002, the court denied IFX Brazil's claim and ordered IFX Brazil to pay attorney's fees of approximately $21,700. IFX Brazil appealed the verdict on September 3, 2002 and ILB responded to such appeal on September 30, 2002. No verdict on the appeal has been reached. On September 24, 2002, IFX Brazil was granted an injunction to prevent ILB from registering a complaint in Brazil that IFX Brazil was in default on the lease until there is a final decision on the appeal. Such injunction is subject to ILB response, which is expected by October 31, 2002.

    On June 3, 2002, ILB demanded payment of $939,200 from IFX under the Continuing Contract of Parent Guaranty of Payment dated September 29, 2000 between IFX and ILB. IFX has not responded to this demand pending resolution of the lawsuit in Brazil. There can be no assurances as to the outcome of this litigation. Based on the advice of legal counsel, the Company has recorded certain accruals to provide for this contingency.

    In addition, the Company is a defendant in, and may be threatened with, various legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any pending action or proceedings will not have a material effect on the financial position or results of operations of the Company.

Note 10  Stockholders' Equity

Common Stock

     At June 30, 2002, approximately 4,631,790 shares of the Company's common stock were reserved for issuance upon exercise of stock options. In addition, 500,000 warrants were granted in fiscal 2002 and 210,000 warrants were granted in fiscal 1999, all of which remain outstanding at June 30, 2002.

     During fiscal 2001, IFX issued 6,000, 733,666 and 241,646 shares of common stock to settle contract termination costs, acquisition-related liabilities and stock grants associated with compensation arrangements, respectively.

Preferred Stock

     The Company is authorized to issue shares of preferred stock in series with such preferences and designations as the Company's Board of Directors may determine. The Board can, without shareholder approval, issue preferred stock with voting, dividend, liquidation, and conversion rights. The issuance of preferred stock may dilute the voting strength of the holders of the common stock and may help IFX's management impede a takeover or attempted change in control.

     Pursuant to the provisions of FASB's Emerging Issues Task Force No. D-98, "Classification and Measurement of Redeemable Securities," the Company had determined that as of December 31, 2001, its preferred stock could be considered redeemable under certain circumstances that were beyond its control. This resulted in the reporting of the Company's preferred stock outside of stockholders' equity as of December 31, 2001 and March 31, 2002. However, subsequent to March 31, 2002, the Company received a waiver of certain terms of the Company's Certificates of Designation from the preferred shareholders that resulted in the preferred stock being classified within stockholders' equity as of June 30, 2002.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     As of June 30, 2002, the Company had the following equity instruments that were convertible into shares of IFX common stock. Such instruments and the common shares into which they are convertible are as follows:

                                                                                    Number of common shares the
                                                     Shares/units outstanding    shares/units are convertible into
                                                    --------------------------  -----------------------------------
Series A Convertible Preferred                              2,030,869                        8,326,563
Series B Convertible Preferred                              4,418,262                        5,156,112
Series C Convertible Preferred                              3,126,241                        3,126,241
Series D Convertible Preferred                              6,432,608                       12,865,216
Warrants                                                      710,000                          710,000
Options                                                     3,269,585                        3,269,585
Tutopia Put Option                                         10,185,683                       10,185,683
                                                                                -----------------------------------
     Total                                                                                  43,639,400
                                                                                ===================================

     At June 30, 2002, the Company's Series A, Series B, Series C and Series D preferred stock had a liquidation preference of approximately $95 million (including 10% per annum liquidation preference return).

Fiscal 2002 Transactions

     As reported on the Company's Report on Form 8-K dated February 19, 2002, and pursuant to the Stock Purchase Agreement ("Series C Purchase Agreement") dated as of October 11, 2001, UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, "UBS"), invested $7.0 million of cash and surrendered 1.5 million shares of IFX's common stock in exchange for 3,876,241 shares of the IFX Series C preferred stock. Prior to the closing of the Series C preferred round, UBS had advanced IFX $5.5 million through February 18, 2002 in exchange for 10% convertible notes. Upon the closing of the Series C investment, the 10% convertible notes were automatically converted to Series C preferred shares. Each share of Series C preferred stock is convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after holders' of the Company's preferred stock receive their liquidation preference and accrued dividends, provided that the maximum amount that can be received with respect to the Series C preferred after taking into account the Participation Feature is limited to 3 1/2 times the Stated Preference.

     The Series C investment caused the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock is convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as previously provided. This investment also caused the conversion ratio of the approximately
4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock would be convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio of the Series B preferred stock does not result in a beneficial conversion feature since the conversion price remains greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature was recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock were amended to add the same limited Participation Feature as in the Series C preferred stock. As part of this transaction, IFX provided a put right to UBS and the other Tutopia preferred and common shareholders providing them the ability to exchange their equity investment in Tutopia for like shares of IFX's preferred ("New Preferred Stock") or common stock at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia within one year of closing (the "Put Option"), which date is February 18, 2003. In general, the New Preferred Stock will have the same terms as the Company's Series C preferred stock, except that the New Preferred Stock will not have a Participation Feature.

     As a result of the Put Option, holders of Tutopia's shares can exchange their shares for approximately 0.8 million shares of IFX Series D Preferred Stock and 8.5 million shares of a to-be issued class of IFX preferred stock. Such to-be issued IFX preferred shares will have substantially the same terms as the Company's Series C preferred stock, except that the to-be issued shares will not have the "participation" features contained in the Series C preferred stock. The Company computed the estimated value of the Put Option using the Black Scholes option valuation model and the following assumptions: risk-free interest rate 1.7%, dividend yield 0%, and an expected life of 1 year. The $1.6 million estimated fair value of the Put Option issued to Tutopia shareholders that are also IFX preferred shareholders was recorded as additional paid-in capital and resulted in a discount to the IFX Series C preferred stock. The Black Scholes valuation model requires the input of highly subjective assumptions, such as the expected stock price volatility, and the estimated fair value may not necessarily represent amounts that could be realized in a current transaction. The discount on the Series C preferred shares did not result in a beneficial conversion feature since the intrinsic conversion price of the Series C preferred shares remained greater than the market price of the

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Company's common stock on the date the Series C preferred shares were sold. The terms of the Put Option were later amended in connection with the Series D financing so that holders of Tutopia common shares could convert such shares into IFX preferred shares rather than IFX common shares as provided for in the original Put Option.

     Under the terms of the Certificates of Designation for the Company's Convertible Preferred Stock and the Third Amended and Restated Stockholders Agreement dated as of February 19, 2002, among IFX, UBS Capital, International Technology Investments, LC, ("ITI"), Joel Eidelstein (IFX's President), Michael Shalom (IFX's CEO) and Lee S. Casty ("Casty") (the "Third Stockholders Agreement"), IFX's Board of Directors was reduced to seven members from eight (George Myers resigned as a member of the Board of Directors) and UBS Capital is entitled to appoint four out of seven members of the Board of Directors. UBS also has the right to jointly designate a fifth director in conjunction with ITI and Casty. Casty and ITI each have the right to appoint one director. Prior to the issuance of the Series C Preferred Stock and the execution of the Third Stockholders Agreement, UBS had the right to appoint three members of an eight member Board of Directors and to jointly designate a fourth director in conjunction with ITI and Casty. After the issuance of the Series C Preferred Stock as reported in Form 8-K filed on October 22, 2001 and February 27, 2002, UBS capital owned approximately 57% of the voting shares of IFX (assuming conversion of all Company convertible preferred stock into common stock).

     Pursuant to the Stock Purchase Agreement dated as of February 19, 2002, UBS Capital, ITI, LSC, LLC ("LSC"), and Jak Bursztyn ("Bursztyn") (collectively with UBS Capital, the "Purchasers") agreed to invest a total of $5 million and surrender 750,000 shares of IFX Series C preferred stock and 684,000 shares of IFX Common Stock in exchange for 6,432,608 shares of IFX's Series D Convertible Preferred Stock ("Series D Preferred Stock"). LSC is an affiliate of Casty and ITI is an affiliate of Michael Shalom. Prior to the closing of the Series D preferred round, the Purchasers had advanced IFX $3.4 million in exchange for 10% convertible notes. Upon the closing of the Series D investment, the 10% notes were automatically converted to Series D preferred shares. Each share of Series D Preferred Stock is convertible into two shares of the Company's common stock. The Series D Preferred Stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or winding up of the Company, each holder of Series D Preferred Stock will be entitled to receive a Stated Preference of $6.00 per share plus 10% of such amount per annum from the date of issuance and will also participate with the holders of common stock after the holder of the Company's preferred stock receive their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D Preferred Stock after taking into account the Participation Feature is limited to 3-1/2 times the Stated Preference. This round closed on June 28, 2002, as reported on the Form 8-K filed on July 3, 2002.

     In this transaction, UBS Capital invested approximately $3.33 million in cash and surrendered 750,000 shares of Series C Preferred Stock in exchange for 4,652,778 shares of Series D Preferred Stock. Each of ITI and LSC invested approximately $0.8 million in cash and surrendered approximately 333,000 shares of Common Stock in exchange for 843,808 shares of Series D Preferred Stock. Bursztyn invested approximately $47,000 in cash and surrendered approximately 10,000 shares of Common Stock in exchange for 43,273 shares of Series D Preferred Stock.

     As part of the Series D transaction, the Company amended the Put Option so that for one year from February 18, 2002, the Purchasers are entitled to exchange their shares of Tutopia Series B Preferred Stock for up to approximately 830,000 shares of IFX Series D Preferred Stock. As a result thereof, UBS Capital is entitled to exchange the shares of Tutopia, which it currently owns for up to 5,610,000 shares of new preferred stock to be issued by the Company. Holders of Tutopia Series A Preferred Stock and certain other common stockholders of Tutopia are able to exchange their Tutopia shares for up to approximately 1,300,000 shares of new preferred stock.

     After the purchase of the Series D Preferred Stock, UBS owns approximately 63% of the voting shares of IFX (assuming conversion of all Company convertible preferred stock into common stock).

     Assuming conversion of all outstanding preferred shares and issued but unexercised warrants and options, IFX would have approximately 43.6 million shares of Common Stock outstanding at June 30, 2002. On June 27, 2002, IFX amended its Restated Certificate of Incorporation to increase the number of shares of common stock authorized from 60 million to 110 million and increase the number of shares of preferred stock authorized from 20 million to 40 million.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fiscal 2001 Transactions

     As reported on the Company's Reports on Forms 8-K dated March 16, 2001 and May 10, 2001, the Company received approximately $15.4 million in funding from UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, the "Purchasers"), to be used for working capital purposes. Pursuant to the Stock Purchase Agreement dated as of March 16, 2001, by and among the Company and the Purchasers, as amended by Amendment No.1 to the Stock Purchase Agreement dated as of March 16, 2001, the Purchasers purchased 3,994,127 shares of IFX's Class I Series B Convertible Preferred Stock and 424,135 shares of IFX's Class II Series B Convertible Preferred Stock on May 7, 2001. All of the shares were sold at $3.50 per share. The Class I Series B Convertible Preferred Stock has full voting rights and each preferred share was initially convertible into one share of IFX's common stock. The Class II Series B Convertible Preferred Stock has the same rights as the Class I Series B Convertible Preferred Stock except that it may not vote for the Board of Directors. At the election of Purchasers, each share of the Class II Series B Convertible Preferred Stock is convertible after one year into one share of Class I Convertible Preferred Stock.

     Under the terms of the Series A Preferred Stock previously issued by IFX, the Series B investment caused the conversion ratio of the approximately 2 million shares of Series A Preferred Stock held by the Purchasers to be adjusted so that each share of Series A Preferred Stock would be convertible into approximately 3.52 shares of the Company's common stock, rather than one share of the Company's common stock as originally provided. The Series A conversion ratio adjustment resulted in a beneficial conversion feature of approximately $25 million. Such amount was recognized as a deemed dividend to the preferred shareholders in May 2001.

     IFX issued 2,030,869 shares of IFX Class I Series A Preferred Stock and IFX Class II Series A Preferred Stock to UBS Capital Americas III, L.P. and UBS Capital LLC in exchange for $25 million. Each share was initially exchangeable for one share of common stock, subject to adjustment if IFX issues shares of common stock (or certain common stock equivalents as discussed above) at less than $3.50 per share. Each share of preferred stock has a liquidation preference equal to the sum of: a) $12.31 per share and b) $1.231 for each year that the preferred share is outstanding. The liquidation preference is payable both on a liquidation of IFX as well as a merger, recapitalization, reorganization, sale of voting control to a single buyer or a group of related buyers in one or a series of related transactions, or other business combination transaction involving IFX in which the shareholders of IFX immediately prior to the consummation of such transaction do not own at least a majority of the outstanding shares of the surviving corporation or IFX (as applicable) immediately following the consummation of such transaction or sale of all or substantially all of the assets of IFX. Dividends accrue on the shares at the same rate that dividends accrue on shares of IFX common stock if and when declared by the Company's Board of Directors.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Investment in Tutopia.com, Inc.

     At June 30, 2002, the Company reduced the carrying value of its investment in the Series A preferred shares of Tutopia by approximately $1.7 million to $0.4 million to reflect its estimated fair value. At that date, the Company owned approximately 48% of Tutopia.

     Upon closing of the sale of the IFX Series B Preferred Stock to the Purchasers in May 2001, the Purchasers and IFX invested approximately $1.8 million and $3.2 million, respectively, in Series A Convertible Preferred Stock of Tutopia. After the investment, the Company's voting interest in Tutopia remained at less than 50% of Tutopia's outstanding shares.

     In fiscal 2001, UBS Capital Americas and certain other shareholders of the Company invested a total of $20 million in Tutopia in exchange for Series A Preferred Stock of Tutopia. Immediately following these investments, assuming the exchange of all of the Series A Preferred Stock for Tutopia common stock, IFX indirectly owned approximately 48% of the outstanding stock of Tutopia. Also, the majority of the owners of the Series A Convertible Preferred Stock received the right to appoint a majority of the directors of Tutopia.

Note 11  Stock-Based Compensation Plans

Directors Stock Option Plan

     In November 1999, the Company's shareholders approved the IFX Corporation Directors Stock Option Plan (the "Directors Plan"). In general, the Directors Plan provides that each non-employee eligible director automatically will receive an option to purchase (i) 450 shares of Common Stock upon such director's initial election to the Board of Directors of the Company, provided such director is elected after the effective date of the Directors Plan, and
(ii) for each year thereafter and on the date of each annual meeting of the stockholders of the Company, 450 shares of Common Stock for service as a director and 75 shares of Common Stock for each Committee of the Board of Directors upon which such director serves.

Employee Stock Option Plan

     In November 1999, the Company approved an amendment to the IFX Corporation 1998 Stock Option and Incentive Plan (the "Option Plan") to increase the number of shares of common stock available for issuance under the Option Plan from 900,000 to 1,800,000. In June 2000, the Company's shareholders voted to increase the size of the Option Plan by an additional 600,000 shares and an additional 600,000 shares were reserved for issuance pursuant to the 1998 Stock Option Plan. Generally, options vest over three years, with one-third vesting after the first year, and the balance vesting ratably on a quarterly basis over the remaining two years.

     In connection with the granting of stock options to employees in fiscal 2000, the Company recorded deferred compensation of approximately $17.2 million. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during fiscal 2002, 2001 and 2000 amounted to approximately $4.1 million, $4.9 million and $5.2 million, respectively. No options were granted in 2001 for which compensation expense was recorded. No options were granted in fiscal 2002.

In connection with the sale of the Series B Preferred Stock in May 2001, the
Company: (i) amended the Option Plan to, among other things, increase the number of shares of common stock available for issuance under the Option Plan to 4,631,790 shares of common stock and (ii) adopted the IFX Corporation 2001 Stock Option Plan (the "2001 Plan"). Options under the 2001 Plan are exercisable for 10 years after the date of grant and rest on June 30, 2006, subject to acceleration under certain circumstances. The following table summarizes the Company's stock option activity:

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                            Weighted Average
                                             Shares          Exercise Price
                                           ----------       ----------------
          Outstanding at June 30, 1999        442,500         $     5.97

          Granted                           1,896,167              12.54

          Cancelled                           (34,750)             18.21

          Exercised                            (9,033)              9.71
                                           ----------

          Outstanding at June 30, 2000      2,294,884              10.05

          Granted                             826,450               4.68

          Cancelled                          (165,518)             17.98
                                           ----------
          Outstanding at June 30, 2001      2,955,816               9.28

          Cancelled                          (396,231)             11.61
                                           ----------

          Outstanding at June 30, 2002      2,559,585               8.92
                                           ==========

     The following table summarizes information concerning outstanding options at June 30, 2002:

                                                  Weighted Average
                                   Weighted          Remaining
  Exercise Price    Number of      Average        Contractual Life       Shares      Weighted Average
      Range          Shares     Exercise Price       (in years)        Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------
 $ 3.00 to 5.00       841,950       $ 3.32              8.0              225,333          $ 3.00
   5.01 to 10.00    1,078,134         8.75              7.8               94,141            7.85
  10.01 to 15.00      346,166        14.00              7.1               98,000           13.16
  15.01 to 20.00      273,335        19.13              7.4               52,500           18.58
  20.01 to 30.00       20,000        26.25              7.2               20,000           26.25
                   ----------                                          ---------
                    2,559,585       $ 8.92              7.7              489,974          $ 8.58
                   ==========                                          =========

Statement of Financial Accounting Standards No. 123

     The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the estimated fair value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions:

                                           Fiscal year ended June 30,
                                     -------------------------------------
                                         2002         2001         2000
                                     -------------------------------------
         Risk-Free Interest Rate         __          5.65%        6.00%
         Expected Dividend Yield         __          0.00%        0.00%
         Expected Lives                  __        5.0 years    5.0 years
         Expected Volatility             __          1.01         0.96

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The per share weighted average fair value of options granted during fiscal 2001 and 2000 was $9.28 and $10.05, respectively. No options were granted during fiscal 2002.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company's pro forma information is as follows:

                                                                 Fiscal year ended June 30,
                                                   ------------------------------------------------------
                                                          2002               2001               2000
                                                   ------------------------------------------------------
          Net loss                    As reported    $ (24,597,100)     $ (58,355,200)     $ (45,877,000)
                                      Pro forma      $ (28,929,700)     $ (68,950,700)     $ (55,119,000)

          Basic and diluted loss      As reported    $       (1.79)     $       (4.24)     $       (4.52)
          per share                   Pro forma      $       (2.11)     $       (5.00)     $       (5.43)

Note 12  Segment Reporting

     The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Brazil, Chile, Colombia, Mexico, Venezuela, Central America and United States and all other. All of the segments provide Internet related services. Selected financial information for the years ended June 30, 2002, 2001 and 2000 by segment is presented below (in thousands):

                                                                                           Central  United States
                           Argentina   Brazil     Chile    Colombia   Mexico   Venezuela   America  and all other     Total
                           ---------  --------  ---------  --------  --------  ---------  --------- -------------  -----------
2002

Total revenues             $   4,356  $  6,546  $   3,936  $  3,207  $  2,515   $  2,358   $  2,912   $  2,321      $ 28,151
                           =========  ========  =========  ========  ========   ========   ========   ========      ========
Income (loss) from
  continuing operations
  before income taxes      $     160  $ (5,131) $     362  $     15  $ (1,838)  $ (1,649)  $ (1,516)  $(17,225)     $(26,822)
                           =========  ========  =========  ========  ========   ========   ========   ========      ========

Total assets               $     846  $  6,477  $   1,328  $  1,711  $  1,230   $    979   $  1,070   $  4,294      $ 17,935
                           =========  ========  =========  ========  ========   ========   ========   ========      ========
2001

Total revenues             $   3,767  $  5,725  $   3,843  $  1,945  $  3,999   $  2,730   $  2,170   $  7,943      $ 32,122
                           =========  ========  =========  ========  ========   ========   ========   ========      ========
Loss from
  continuing operations
  before income taxes      $  (1,910) $(11,365) $  (2,806) $ (1,301) $ (4,692)  $ (1,703)  $ (3,236)  $(35,702)     $(62,715)
                           =========  ========  =========  ========  ========   ========   ========   ========      ========

Total assets*              $   2,615  $  7,145  $   1,823  $  1,554  $  3,892   $  2,111   $  1,498   $ 27,886      $ 48,524
                           =========  ========  =========  ========  ========   ========   ========   ========      ========
2000

Total revenues             $      70  $  3,767  $   1,974  $    120  $  1,462   $  1,633   $    551   $  1,112      $ 10,689
                           =========  ========  =========  ========  ========   ========   ========   ========      ========
Loss from
  continuing operations
  before income taxes      $  (3,227) $ (4,814) $  (1,965) $ (1,128) $ (2,805)  $   (574)  $ (1,290)  $(34,812)     $(50,615)
                           =========  ========  =========  ========  ========   ========   ========   ========      ========

Total assets*              $     988  $ 10,178  $   5,695  $    884  $  6,830   $  2,711   $  2,961   $ 31,050      $ 61,297
                           =========  ========  =========  ========  ========   ========   ========   ========      ========

* Allocation of total assets between the reportable segments as of June 30, 2001 and 2000 has been reclassified to conform to the presentation as of June 30, 2002.

     Total revenues include sales to Tutopia of approximately $7.2 million and $13.8 million for fiscal 2002 and 2001, respectively. Sales to Tutopia represented approximately 25.6% and 43.1% of IFX's total revenues for the fiscal years ended June 30, 2002 and 2001, respectively. A portion of the increase in revenues generated by the segments in Argentina, Chile and Colombia from fiscal 2001 to fiscal 2002 is attributable to the Company's revenue sharing arrangements.

     Subsequent to June 30, 2002, the Company decided to sell or otherwise dispose of the operations that comprise its Central American reportable segment. The Company is in the process of selling its operations in three of the four countries - i.e., El Salvador, Honduras and Nicaragua. While no assurances can be made regarding consummation of the proposed transaction, the Company does expect to complete the sale during the quarter ended December 31,

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2002. For the year ended June 30, 2002, the revenues and loss from continuing operations before income taxes of the three operations to be sold were $1.8 million and $0.7 million, respectively. At June 30, 2002, the total assets of these operations were $0.7 million.

Note 13  Foreign Taxes Recoverable

     In general, IFX's foreign subsidiaries pay a Foreign Value Added Tax ("VAT") on their purchases. At June 30, 2002, the Company had approximately $1.2 million of foreign taxes recoverable that it expects to realize in the future as revenues increase.

Note 14  Income Taxes

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The income tax benefit relating to each of the years ended June 30, 2002, 2001 and 2000 is as follows:

                                                        Fiscal year ended June 30,
                                             ----------------------------------------------
                                                 2002             2001           2000
                                             --------------   -------------- --------------
                Current                      $      778,900   $    1,525,800 $    2,771,400
                Deferred                                 -                -              -
                                             --------------   -------------- --------------
                Total Income Tax Benefit     $      778,900   $    1,525,800 $    2,771,400
                                             ==============   ============== ==============

     The income tax benefit reflected is primarily due to the utilization of net operating losses income tax ("NOL's") against income from discontinued operations.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                                    At June 30,
                                                       -----------------------------------
                                                             2002              2001
                                                       -----------------  ----------------
                DEFERRED TAX ASSETS:
                Bad debt provision                    $            -     $        684,600
                Depreciation                               2,349,400               73,700
                Accruals                                       7,800               98,400
                Amortization expense                       3,837,500            4,357,300
                Gain on investment                                 -            2,639,900
                Impairment of acquired customer base       4,408,300            3,614,400
                Deferred compensation                      4,946,600                    -
                Tax credits                                  761,400              761,400
                NOL carry-forward                         25,583,000           19,298,200
                Property and equipment impairment            915,900                    -
                Tutopia investment                           629,200                    -
                                                       --------------     ----------------
                Deferred tax assets                       43,439,100           31,527,900
                Less: valuation allowance                (43,422,700)         (31,325,900)
                                                       --------------     ----------------
                Total deferred tax assets                     16,400              202,000
                                                       --------------     ----------------
                Deferred tax liabilities:
                Other liabilities                            (15,000)            (202,000)
                Bad debt provision                            (1,400)                   -
                                                       --------------     ----------------
                Total deferred tax liabilities               (16,400)            (202,000)
                                                       --------------     ----------------
                Total net deferred taxes              $            -     $              -
                                                       ==============     ================

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, management has determined that a $43.4 million valuation allowance as of June 30, 2002 is necessary to reduce the net deferred tax asset to an amount that will more likely than not be realized. The increase in the valuation allowance for the current year is $12.1 million. At June 30, 2002, the Company has available net operating loss carryforwards as follows:

      Losses expiring in fiscal 2003-2005
      -----------------------------------
      El Salvador                                              $       (548,400)
      Guatemala                                                      (1,142,600)
      Costa Rica                                                       (484,600)
      Honduras                                                         (991,800)
      Uruguay                                                          (651,900)
      Venezuela                                                      (3,534,900)

      Losses expiring in fiscal 2004-2007
      -----------------------------------
      Nicaragua                                                $       (462,800)
      Argentina                                                        (691,600)
      Colombia                                                       (2,260,900)
      Panama                                                           (997,200)

      Losses expiring after 2011
      --------------------------
      Mexico                                                   $     (6,298,100)
      United States                                                 (67,985,700)

      Losses with indefinite life:
      ----------------------------
      Bolivia                                                  $     (1,852,400)
      Brazil                                                        (11,779,900)
      Chile                                                          (2,320,000)

     The United States and foreign components of loss from continuing operations before income taxes are as follows:

                                            Fiscal year ended June 30,
                             -----------------------------------------------------------
                                    2002                 2001                2000
                             ------------------   ------------------  ------------------
      United States         $     (18,381,000)   $     (43,970,000)  $      (24,775,900)
      Foreign                      (8,441,400)         (18,744,500)         (25,839,500)
                             ------------------   ------------------  -------------------
      Total                 $     (26,822,400)   $     (62,714,500)  $      (50,615,400)
                             ==================   ==================  ===================

     Reconciliation of the total provision for income taxes to the Federal statutory rate is as follows:

                                                                Fiscal year ended June 30,
                                                    --------------------------------------------------
                                                         2002               2001             2000
                                                    ----------------   ---------------   -------------
      Tax at U.S. statutory rate                            (34.0)   %        (34.0)  %     (34.0)   %
      State taxes, net of federal benefit                    (4.0)             (3.0)         (2.0)
      Stock option expense                                  (14.0)              3.0           3.0
      Warrant expense                                           -                 -           1.0
      Other                                                  (1.0)              1.0            --
      Change in valuation allowance                          50.0              30.0          27.0
                                                    ----------------   ---------------   -------------
                                                             (3.0)   %         (3.0)  %      (5.0)   %
                                                    ================   ===============   =============

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 15  Related Party Transactions

     The Company believes that all transactions disclosed below and in other notes have been, and the Company's Board of Directors intends that any future transactions with its officers, directors, affiliates or principal stockholders will be, on terms that are no less favorable to the Company than those that are obtainable in arm's length transactions with unaffiliated third parties.

UBS Capital Americas: On an as converted basis at June 30, 2002, UBS Capital owned approximately 63% of the Company and approximately 37% of the Company's investee, Tutopia. During fiscal 2002, 2001 and 2000 UBS Capital made significant investments in both the Company and Tutopia as more fully discussed in Note 10. Sales to Tutopia accounted for 25.6% and 43.1% of the Company's total sales for fiscal 2002 and 2001, respectively. Tutopia was a consolidated subsidiary of the Company during fiscal 2000 (see Note 16) and was deconsolidated from the operations of the Company in September 2000. Tutopia had revenues of approximately $8.5 million in fiscal 2002, $2.1 million in fiscal 2001 and nominal revenues in fiscal 2000. To date, Tutopia has been dependent in part upon funding from UBS and the Company to pay for the services provided by IFX. Should UBS or the Company be unwilling or unable to make additional investments, or should Tutopia be unable to pay the Company through its operations, the financial condition and operating results of the Company would be seriously impacted.

     Mr. Capone and Mr. Duarte are partners and Mr. Lama is a principal of UBS Capital Americas, LLC, an affiliate of UBS Capital Americas III, L.P. and UBS Capital LLC, which together have made significant investments in both IFX and Tutopia in the period June 2000 to June 2002. Mr. Capone, Mr. Duarte and Mr. Lama have an investment interest in UBS and thus may benefit from transactions between UBS on the one hand and IFX and its subsidiaries on the other.

UBS Capital Investment in IFX: As reported on the Company's Reports on Forms 8-K dated March 16, 2001 and May 10, 2001, the Company received approximately $15.4 million in funding from UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, the "Purchasers"), to be used for working capital purposes. Pursuant to the Stock Purchase Agreement dated as of March 13, 2001, by and among the Company and the Purchasers, as amended by Amendment No. 1 to the Stock Purchase Agreement dated as of May 7, 2001, the Purchasers purchased 3,994,127 shares of IFX's Class I Series B Convertible Preferred Stock and 424,135 shares of IFX's Class II Series B Convertible Preferred Stock on May 7, 2001. All of the shares were purchased at $3.50 per share. The Class I Series B Convertible Preferred Stock has full voting rights and each preferred share is convertible into one share of the IFX's common stock. The Class II Series B Convertible Preferred Stock has the same rights as the Class I Series B Convertible Preferred Stock except that it may not vote for the Board of Directors. At the election of Purchasers, each share of the Class II Series B Convertible Preferred Stock is convertible after one year into one share of Class I Convertible Preferred Stock. Under the terms of the Series A Preferred Stock previously issued by IFX, this investment caused the conversion ratio of the approximately 2 million shares of Series A Preferred Stock held by the Purchasers to be adjusted so that each share of Series A Preferred Stock will be convertible into approximately 3.52 shares of the IFX's common stock, rather than one share of the IFX's common stock as originally provided. The Series B conversion ratio adjustment resulted in a beneficial conversion feature of approximately $25 million. Such amount was recognized as a dividend to preferred shareholders in May 2001.

     As discussed in Forms 8-K filed on October 22, 2001 and February 27, 2002, pursuant to a Stock Purchase Agreement dated as of October 11, 2001, UBS Capital Americas III, L.P. and UBS Capital LLC (referred to herein collectively as "UBS") agreed to invest an additional $7 million of cash and surrender 1.5 million shares of IFX's common stock currently held by UBS in exchange for approximately 3.8 million shares of IFX Series C preferred stock. Each share of Series C preferred stock will initially be convertible into one share of common stock. The Series C preferred stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or unwinding of IFX, each holder of Series C preferred stock will be entitled to receive $3.00 per share plus 10% of such amount per annum from the date of issuance (the "Stated Preference") and will also participate with the holders of common stock after UBS receives their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series C preferred stock after taking into account the Participation Feature is limited to 3-1/2 times the Stated Preference.

     Prior to the closing of the Series C preferred round, UBS advanced funds to the Company in exchange for 10 percent convertible notes which were automatically converted to Series C preferred shares on closing. This

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

investment caused the conversion ratio of the approximately 2 million shares of Series A preferred stock held by UBS to be adjusted so that each share of Series A preferred stock is convertible into approximately 4.1 shares of common stock, rather than 3.52 shares of common stock as currently provided. This investment also caused the conversion ratio of the approximately 4.4 million shares of Series B preferred stock held by UBS to be adjusted so that each share of Series B preferred stock is convertible into approximately 1.167 shares of common stock, rather than one share of common stock as originally provided. The change in conversion ratio did not result in a beneficial conversion feature since the conversion price remained greater than the market price of the Company's common stock on the date the Series B preferred stock was originally sold. No beneficial conversion feature will be recognized on the Series A preferred stock since previous adjustments to the conversion ratio of the Series A preferred stock resulted in recognition of a beneficial conversion in a prior period which equaled the proceeds received from the original sale of the Series A preferred stock. The terms of both the Series A and B preferred stock were amended to add the same limited participation feature as in the Series C preferred stock. As part of this transaction, IFX also provided to UBS and the other Tutopia preferred and common shareholders the ability to exchange their equity investment in Tutopia (in which IFX holds a minority investment) for additional shares of IFX's preferred and common stock at a price of $3.00 per share within one year of closing. After the purchase of the Series C preferred stock, UBS owned approximately 57% of the common shares of IFX (assuming conversion of all the Company's convertible preferred stock into common stock) and therefore UBS is entitled to appoint a majority of the Company's Board of Directors. After the close of this investment, IFX would have had approximately 30 million shares of Common Stock outstanding if all of the Company's outstanding convertible preferred stock were converted into common stock.

     On June 28, 2002, pursuant to a Stock Purchase Agreement dated as of February 19, 2002, UBS, International Technology Investments LC ("ITI"), LSC, LLC ("LSC"), and Jak Bursztyn ("Bursztyn") (collectively, the "Purchasers") agreed to invest a total of $5 million and surrender shares of IFX's preferred stock and common stock in exchange for 6,432,608 shares of IFX's Series D Convertible Preferred Stock ("Series D Preferred Stock"). ITI is an affiliate of Michael Shalom and LSC is an affiliate of Lee Casty. Each share of Series D Preferred Stock is convertible into two shares of IFX's common stock. The Series D Preferred Stock carries a liquidation preference such that, upon a bankruptcy, liquidation, dissolution or winding up of IFX, each holder of Series D Preferred Stock will be entitled to receive a Stated Preference of $6.00 per share plus 10% of such amount per annum from the date of issuance and will also participate with the holders of common stock after the Purchasers receive their liquidation preference and accrued dividends, provided that the maximum amount which can be received with respect to the Series D Preferred Stock after taking into account the Participation Feature is limited to 3-1/2 times the Stated Preference. In this transaction, UBS invested approximately $3.33 million in cash and surrendered 750,000 shares of Series C Preferred Stock in exchange for 4,652,778 shares of Series D Preferred Stock. Each of ITI and LSC invested approximately $812,500 in cash and surrendered approximately 333,000 shares of common stock in exchange for 843,808 shares of Series D Preferred Stock. Bursztyn invested approximately $47,000 in cash and surrendered approximately 10,000 shares of common stock in exchange for approximately 43,273 shares of Series D Preferred Stock. IFX would now have approximately 41.5 million shares of common stock outstanding assuming all of IFX's convertible preferred stock were converted into common stock. On June 27, 2002, IFX amended its Restated Certificate of Incorporation to increase the number of shares of common stock authorized from 60 million to 110 million and increase the number of shares of preferred stock authorized from 20 million to 40 million.

Investment in Yupi Internet, Inc.("Yupi"): Pursuant to an Amended and Restated Stock Purchase Agreement, dated June 2000 between IFX Online, a subsidiary of the Company, and Lee Casty, a significant stockholder of IFX, IFX Online sold a part of its shares of Yupi Preferred Stock to Mr. Casty for a total purchase price of approximately $5.0 million. The proceeds were used for the Company's working capital.

     The aforementioned sale resulted in a gain of approximately $4.4 million, which was deferred for financial reporting purposes since the terms of the sale included certain provisions that potentially guaranteed Mr. Casty a minimum return on the Yupi shares under certain circumstances and thus prevented immediate recognition of the gain. In August 2001, Yupi entered into a merger agreement with T1msn Corp. that resulted in net proceeds to the Company of approximately $20,000 and negated the minimum return provisions of the original terms of the sale to Mr. Casty. Accordingly, during the first quarter of fiscal 2002, the Company recognized the deferred gain on the sale of the shares to Mr. Casty.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Other: Index Futures Group, Inc. ("IFG"), a wholly-owned subsidiary of the Company, and LC Management, Inc., a corporation controlled by Lee S. Casty, a significant stockholder of IFX, have entered into an Amended and Restated Consulting Agreement dated as of July 1, 2002. Under the terms of the Consulting Agreement, Mr. Casty is available to provide consulting services regarding operational matters of IFX and its affiliates for a fee of $5,000 per month. Such consulting services include attendance once each quarter at a two-day meeting with IFX management in Miami, Florida. Mr. Casty is responsible for his own travel expenses. The Consulting Agreement may be terminated by either party on at least 30 days notice after June 1, 2003.

     The INTCOMEX Group ("INTCOMEX") is a group of companies which is a Latin American wholesale distributor of microcomputers, networking products, mass storage products, multimedia products, computer peripheral equipment and computer components. INTCOMEX is owned by family members of Michael Shalom, the Company's Chief Executive Officer and a director. Mr. Shalom was a principal of INTCOMEX until July 1999. During fiscal year 2002, IFX sold connectivity services for approximately $55,200 to INTCOMEX and purchased equipment from INTCOMEX at a cost of approximately $225,400.

     Joel Eidelstein, the President and a director of the Company, has received loans for personal expenses from the Company and Tutopia, pursuant to two promissory notes to the Company and two promissory notes to Tutopia. The promissory notes to the Company in the amount of $20,000 and $10,000 were made on August 4, 1999 and November 4, 1999, respectively. Interest in the amount of 5% per annum, compounds monthly, from the date of each note. Principal and interest on both notes was due on August 4, 2000. Any principal or interest not paid when due bears interest at the rate of 8% per annum. The promissory notes to Tutopia, each in the amount of $15,000, were made on January 22, 2001 and September 11, 2001. The January 22, 2001 note to Tutopia accrues interest at a rate of 5% per annum from the date of the note and any amount not paid when due bears interest at a rate of 10% per annum. Interest on the January 22, 2001 note was payable semi-annually beginning on July 22, 2001. All principal and interest was due on January 22, 2002. The September 11, 2001 note to Tutopia accrues interest at a rate of 5% per annum from the date of the note and any amount not paid when due bears interest at a rate of 15% per annum. All outstanding principal and interest was due on September 11, 2002. As of September 30, 2002, Mr. Eidelstein owed $37,100 in principal and interest to the Company and $32,800 in principal and interest to Tutopia, the largest amount outstanding on such loans since they were made.

Note 16 Tutopia.Com, Inc.

     In September 2000, the Company's voting interest in its majority-owned subsidiary, Tutopia was reduced to less than 50%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method. For the fiscal year ended June 30, 2002, IFX derived approximately 25.6% of its revenue from Tutopia. At June 30, 2002, IFX has accounts receivable from Tutopia in the amount of approximately $0.3 million, net of $1.0 million of revenues which have been deferred. As of June 30, 2002, IFX had billed Tutopia $1.6 million for connectivity in Brazil. Prior to June 30, 2002, IFX fully reserved the amount billed to Tutopia, which was reflected as a reduction of the related deferred revenues. Tutopia ceased Brazilian operations during fiscal 2001.

     The operating results of Tutopia were as follows:

                                               Fiscal year ended June 30,
                                     -------------------------------------------
                                          2002           2001            2000
                                     -------------------------------------------

                                      (Unaudited)    (Unaudited)    (Unaudited)
                                     -------------  -------------  -------------
         Revenues                    $  8,450,900   $  2,052,400   $     58,300

         Operating expenses            15,366,900     25,268,400     13,937,600
                                     -------------  -------------  -------------
         Operating loss              $ (6,916,000)  $(23,216,000)  $(13,879,300)
                                     =============  =============  =============
         Net loss                    $ (6,893,500)  $(22,919,200)  $(13,457,300)
                                     =============  =============  =============

     During the first quarter of fiscal 2001, the Company's investment in Tutopia was reduced to $0 under the equity method of accounting. In May 2001, IFX invested an additional $3.1 million in Tutopia as a result of UBS investment in IFX. As a result of this investment, the Company expensed $0.9 million and $0.2 million of losses related to its proportionate share of Tutopia's losses during fiscal 2002 and 2001, respectively. The Company reduced the carrying value of its investment in the preferred stock of Tutopia by $1.7 million during 2002 as a result of Tutopia's continued losses.

     Selected financial information from Tutopia's balance sheet:

                                                      June 30,
                                              -----------------------
                                                 2002         2001
                                              (Unaudited) (Unaudited)
                                              ----------- -----------
         Current assets                      $   965,600  $4,878,700
         Non-current assets                    1,097,400   1,460,100
         Total assets                        $ 2,063,000  $6,338,800
                                             ===========  ===========
         Current liabilities                 $ 4,119,300  $1,329,100
         Long-term liabilities                    27,500           -
         Total liabilities                     4,146,800   1,329,100

         Stockholder's equity                $(2,083,800) $5,009,700
                                             ===========  ===========

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 17 Agreement with T1msn

     On March 15, 2002, IFX entered into a binding term sheet agreement to provide T1msn, Corp. ("T1msn") with Internet access services for its dial-up access service in Argentina and Chile, and potentially for other Latin American markets. T1msn is a joint venture between Microsoft Corp. and Telefonos de Mexico, S.A. de C.V. The access services include "free" Internet access in certain countries and fee-for use Internet access in other jurisdictions, as well as technical support for those services. As of September 2002, IFX was providing service for T1msn end users in Argentina, Chile, El Salvador, Guatemala, Panama and Venezuela. Under the agreement, IFX and T1msn will share time-on-line revenues attributable to the access service provided to T1msn's end users. Also, under the terms of the agreement, IFX has provided a service level agreement committing to maintain its network to specified standards. If not otherwise extended, the term sheet will expire on October 31, 2002, if the parties have not entered into definitive transaction documents by that date. It is anticipated that the definitive agreement will have a term of one year from the effective date of such agreement with elections for T1msn to renew for eight additional six-month periods.

     As part of its binding term sheet agreement with T1msn, IFX will grant to T1msn warrants potentially enabling T1msn to acquire up to 15% of the common stock of IFX (approximately 8.3 million warrants as of June 30, 2002, treating preferred shares on a "as converted" basis) if certain performance and contract renewal provisions are met by T1msn. Determination of the number of warrants would be made at the date of the definitive agreement. The definitive agreement may provide T1msn with additional cash bonus provisions instead of some or all of the warrants.

Note 18  Quarterly Financial Data (Unaudited)

                                                                                 Quarter ended
                                                 ----------------------------------------------------------------------------
Fiscal 2002                                        9/30/2001       12/31/2001       3/31/2002       6/30/2002        Total
------------                                     -------------    ------------     -----------     -----------    -----------
Total revenues                                   $   7,029,800    $  7,418,100     $ 7,031,400    $  6,671,800    $ 28,151,100
Gross profit                                         3,106,200       3,429,900       3,336,000       2,720,900      12,593,000

Income from discontinued operations, net               199,600       1,207,700          10,000          29,100       1,446,400

Net loss                                            (3,970,600)     (7,403,600)     (1,801,900)    (11,421,000)    (24,597,100)
Deemed dividends to preferred shareholders                   -               -               -      (4,035,300)     (4,035,300)
                                                 -------------    ------------     -----------    ------------    ------------
Net loss available to common stockholders        $  (3,970,600)   $ (7,403,600)    $(1,801,900)   $(15,456,300)   $(28,632,400)
                                                 =============    ============     ===========    ============    ============

Per share - basic and diluted:

Loss from continuing operations                  $       (0.29)   $      (0.60)    $     (0.14)   $      (0.86)   $      (1.89)
Income from discontinued operations, net                  0.02            0.08               -               -            0.10
                                                 -------------    ------------     -----------    ------------    ------------
Net loss                                                 (0.27)          (0.52)          (0.14)          (0.86)          (1.79)

Deemed dividends to preferred shareholders                   -               -               -           (0.29)          (0.29)
                                                 -------------    ------------     -----------    ------------    ------------

Net loss available to common stockholders        $       (0.27)   $      (0.52)    $     (0.14)   $      (1.15)   $      (2.08)
                                                 =============    ============     ===========    ============    ============

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                                   Quarter ended
                                                     ---------------------------------------------------------------------------
Fiscal 2001                                               9/30/00         12/31/00      3/31/01       6/30/01          Total
-----------                                             -------------  -------------  ------------  -------------  -------------
Total revenues                                              7,490,500  $   8,328,100  $  8,787,800      7,515,400  $  32,121,800
Gross profit                                                2,563,200      2,941,700     3,573,900      2,246,100     11,324,900

Income from discontinued operations, net                    1,911,700        395,800       406,300        119,700      2,833,500

Net loss                                                  (11,308,700)   (10,385,700)   (9,388,300)   (27,272,500)   (58,355,200)
Deemed dividends to preferred shareholders                          -              -             -    (25,000,000)   (25,000,000)
                                                        -------------  -------------  ------------  -------------  -------------
Net loss available to common stockholders               $ (11,308,700) $ (10,385,700) $ (9,388,300) $ (52,272,500) $ (83,355,200)
                                                        =============  =============  ============  =============  =============
Per share - basic and diluted:

Loss from continuing operations                         $       (0.99) $       (0.79) $      (0.70) $       (1.96) $       (4.44)
Income from discontinued operations, net                         0.14           0.03          0.03              -           0.20
                                                        -------------  -------------  ------------  -------------  -------------
Net loss                                                        (0.85)         (0.76)        (0.67)         (1.96)         (4.24)

Deemed dividends to preferred shareholders                          -              -             -          (1.81)         (1.81)
                                                        -------------  -------------  ------------  -------------  ------------
Net loss available to common stockholders               $       (0.85)         (0.76) $      (0.67) $       (3.77) $       (6.05)
                                                        =============  =============  ============  =============  =============

     As described in Note 2, the Company estimated that the undiscounted cash flows associated with property and equipment and acquired customer base may not have been sufficient to recover the net book value of such assets, resulting in the Company recording impairment charges of approximately $3.2 million and $10.9 million during the fourth quarter of fiscal 2002 and 2001, respectively.

     Note 10 includes a discussion of the deemed dividends on preferred stock of $4.0 million and $25.0 million reported in the fourth quarter of fiscal 2002 and 2001, respectively.

     In June 2001, IFX recognized a loss on its Yupi investment in the amount of approximately $2.5 million based on management's determination that the value of such investment had been impaired.

     During September 2000, the Company's voting interest in its majority-owned subsidiary Tutopia fell below 50%. As a result, the Company deconsolidated Tutopia and began accounting for its investment under the equity method. Accordingly, in fiscal 2001 the Company restated its fiscal 2000 consolidated financial statements as if Tutopia had been accounted for under the equity method since its inception in January 2000.

Note 19 Subsequent Events

Funding

     In September 2002, the Company received $1.1 million from ROF/IFX, LLC ("ROF") in exchange for a 10% promissory note due June 30, 2003, that is convertible into shares of either Series D or new preferred stock at the option of the note holder. As part of the transaction, ROF also was provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement among the Company, UBS Capital Americas III, L.P. and UBS Capital LLC, with an exchange ratio of 6 shares of common stock for each share of newly issued preferred stock.

NASDAQ Listing

     IFX's stock is traded on the NASDAQ SmallCap Market under the symbol "FUTR." On February 14, 2002, the NASDAQ Staff notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days and, as a result, did not comply with Marketplace Rule 4310 (c)(4) (the "Price Rule"). In accordance with Marketplace Rule 4310 (c)(8)(D), the Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the Price Rule.

     On February 21, 2002, NASDAQ Staff notified the Company that it did not comply with Marketplace Rule 4310 (c)(2)(B) (the "Capital Rule"), which requires a minimum of $2.0 million in net tangible assets, $2.5 million in stockholders' equity, $35.0 million of market capitalization or $500,000 net income for the most recently completed fiscal year or two of the three of a company's most recently completed fiscal years. On May 9, 2002, the Company received a waiver of certain terms of the Company's Certificates of Designation from the preferred stockholders that resulted in the Company's preferred stock, which had been stated as outside of stockholders' equity, to be reclassified as part of stockholders' equity. On May 17, 2002, NASDAQ advised the Company that it was now in compliance with the Capital Rule.

                        IFX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     On August 14, 2002, the NASDAQ Staff advised the Company that while it had not regained compliance in accordance with Marketplace Rule 4310 (c) (8) (D), the staff noted that the Company did meet the initial listing requirements of $5.0 million of stockholders' equity (based on pro forma stockholders' equity as reported in the Company's Form 10-Q for the quarter ended March 31, 2002). Hence, the Company was provided with an additional 180 days, or until February 10, 2003, to regain compliance with the applicable requirements. If the shares of the Company's common stock were to be suspended or delisted from the NASDAQ system, it would be much more difficult to dispose of the common stock or obtain accurate quotations as to the price of the securities. This, in turn, could make it more difficult for the Company to issue securities pursuant to debt or equity offerings in the future.

     At June 30 and September 30, 2002, the Company's common stock was trading below the NASDAQ's $1.00 per share listing price and, at June 30 and September 30, 2002, the Company did not meet the NASDAQ's initial minimum stockholders' equity requirement of $5.0 million. These conditions may result in the Company's stock being delisted from the NASDAQ.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
IFX Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of IFX Corporation and subsidiaries as of June 30, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFX Corporation and subsidiaries at June 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficit at June 30, 2002 and has experienced operating losses and negative cash flows from operations during the years ended June 30, 2002, 2001 and 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, effective July 1, 2001, which required the Company to change its method of accounting for extraordinary items.

                                                           /s/ ERNST & YOUNG LLP



Miami, Florida,
October 4, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").

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

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable.
                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a).

1.   Financial Statements

     The following financial statements are attached to this Form 10-K.

                                                                                                          Form 10-K
                                                                                                         Page Number
                                                                                                         -----------
     Report of Independent Certified Public Accountants                                                      49

     Consolidated Balance Sheets as of June 30, 2002 and 2001                                                24

     Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000                  25

     Consolidated Statements of Changes in Stockholders' Equity for the years ended
     June 30, 2002, 2001 and 2000                                                                            26

     Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000                  27

     Notes to Consolidated Financial Statements                                                              28

2. Financial Statement Schedules

                                                                     SCHEDULE II

                        IFX CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                           (For Continuing Operations)

                                                     Additions
                                            ----------------------------
                                  Balance at     Charged to         Charged       Deductions      Balance
                                  Beginning   (Benefits Against)   to Other       (Describe)      at End of
                                  of Period   Costs and Expenses   Accounts                       Period
                                                                  (Describe)
Description
------------------------------------------------------------------------------------------------------------
Year ended June 30, 2002

Allowance for Doubtful Accounts  $ 1,955,800    $ 1,122,800       $         --    $(2,380,500)/2/$   698,100
Valuation Allowance on Deferred
Tax Assets                        31,300,000             --         10,500,000/1/          --     41,800,000
                                 ---------------------------------------------------------------------------
                                  33,255,800      1,122,800         10,500,000      (2,380,500)   42,498,100

Year ended June 30, 2001
Allowance for Doubtful Accounts  $   922,500    $ 1,033,300       $         --    $        --    $ 1,955,800
Valuation Allowance on Deferred
Tax Assets                        13,700,000             --         17,600,000/1/          --     31,300,000
                                 ---------------------------------------------------------------------------
                                  14,622,500      1,033,300         17,600,000                    33,255,800

Year ended June 30, 2000
Allowance for Doubtful Accounts  $    80,100    $   842,400       $         --    $        --    $   922,500
Valuation Allowance on Deferred
Tax Assets                                --             --         13,700,000/1/          --     13,700,000
                                 ---------------------------------------------------------------------------
                                      80,100        842,400         13,700,000             --     14,622,500

--------------------------------------------------------------------------------

/1/ To record a valuation allowance for deferred tax assets.

/2/ To write-off receivables.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

3.  Exhibits

(1) The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto and incorporated by reference herein.

(b) The Company filed reports on Forms 8-K on October 22, 2001 (to report the agreement to purchase the Company's Series C Convertible Preferred Stock), February 27, 2002 (to report the closing of the Series C Convertible Preferred Stock sale and the possible deemed change in control of the Company, NASDAQ rule compliance matters and the agreement to purchase the Series D Convertible Preferred Stock) and July 3, 2002 (to report the resignation and replacement of two members of the Board of Directors and to report the closing of the Series D Convertible Preferred Stock sale).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant duly caused this report statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on October 11, 2002.

                                          IFX CORPORATION

                                          By:__________________________________
                                                         Michael Shalom,
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                     Title                                             Date
  ---------                     -----                                             ----
  /s/ Joel M. Eidelstein        Chairman of the Board and President               October 11, 2002
----------------------------                                                    --------------------
  Joel M. Eidelstein

  /s/ Michael Shalom            Chief Executive Officer and Director              October 11, 2002
----------------------------                                                    --------------------
  Michael Shalom                (Principal Executive Officer)

  /s/ Howard F. Zuckerman       Chief Financial Officer                           October 11, 2002
----------------------------                                                    --------------------
  Howard F. Zuckerman           (Principal Financial and Accounting Officer)

  /s/ Richard Capone            Director                                          October 11, 2002
----------------------------                                                    --------------------
  Richard Capone

  /s/ Mark O. Lama              Director                                          October 11, 2002
----------------------------                                                    --------------------
  Mark O. Lama

  /s/ Burton J. Meyer           Director                                          October 11, 2002
----------------------------                                                    --------------------
  Burton J. Meyer

  /s/ George Duarte             Director                                          October 11, 2002
----------------------------                                                    --------------------
  George Duarte

  /s/ Patrick Delhougne         Director                                          October 11, 2002
----------------------------                                                    --------------------
  Patrick Delhougne
----------------------------

                                 CERTIFICATIONS

I, Michael Shalom, do hereby certify that:

(1) I have reviewed the June 30, 2002 annual report on Form 10-K filed by IFX Corporation (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

Date: October 11, 2002

Chief Executive Officer

I, Howard F. Zuckerman, do hereby certify that:

(1) I have reviewed the June 30, 2002 annual report on Form 10-K filed by IFX Corporation (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

Date: October 11, 2002


Chief Financial Officer

                                 Exhibit Index

      Exhibit Number                Description of Exhibit

          3.1/1/         Restated Certificate of Incorporation of the Registrant

          3.2/2/ Certificate of Amendment of Restated Certificate of Incorporation of the Registrant

          3.3/6/         By-laws, effective June 15, 2000

          4.1/3/ Second Amended Certificate of Designation, Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant

          4.2/3/ Amended Certificate of Designation, Powers, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant

          4.3/3/ Certificate of Designation, Powers, Preferences and Rights of Series C Convertible Preferred Stock of the Registrant

          4.4/2/ Certificate of Designation, Powers, Preferences and Rights of Series D Convertible Preferred Stock of the Registrant

         10.1/2/ Third Amended and Restated Registration Rights Agreement dated as of June 28, 2002, among Registrant, UBS Capital Americas III, L.P., UBS Capital LLC, International Technology Investments, LC, LSC, LLC, Jak Bursztyn and Lee S. Casty

         10.2/2/ Fourth Amended and Restated Stockholders Agreement dated as of June 28, 2002, among Registrant, UBS Capital Americas III, L.P., UBS Capital LLC, International Technology Investments, LC, Joel Eidelstein, Michael Shalom, LSC, LLC, Jak Bursztyn and Lee S. Casty

         10.3/3/ Put Agreement dated as of February 19, 2002, among Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

         10.4 Amended and Restated Put Agreement dated as of August 15, 2002, among Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

         10.5/4/ Series C Convertible Preferred Stock Purchase Agreement dated as of October 11, 2001, among the Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

         10.6/3/ Series D Convertible Preferred Stock Purchase Agreement dated as of February 19, 2002, among Registrant, UBS Capital Americas III, L.P., UBS Capital LLC, International Technology Investment LC, LSC, LLC, and Jak Bursztyn

         10.7 Amendment No. 1 to Series C Convertible Preferred Stock Purchase Agreement dated as of December 10, 2001 among the Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

         10.8 Amendment No. 2 to Series C Convertible Preferred Stock Purchase Agreement dated as of January 10, 2002 among the Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

         10.9 Amendment No. 1 to Series D Convertible Preferred Stock Purchase Agreement dated as of April 19, 2002 among the Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

         10.10 Amendment No. 2 to Series D Convertible Preferred Stock Purchase Agreement dated as of May 30, 2002 among the Registrant, UBS Capital Americas III, L.P. and UBS Capital LLC

         10.11/5/*       Form of Non-Qualified Stock Option Agreement (1998
                         Stock Option Plan) between the Registrant and employee

         10.12/5/*       Form of Stock Option Agreement (2001 Option Plan)
                         between the Registrant and employee

         10.13/5/*       Employment Agreement dated as of May 7, 2001 between
                         Joel Eidelstein and the Registrant

         10.14/5/*       Employment Agreement dated as of May 7, 2001 between
                         Michael Shalom and the Registrant

         10.15/5/*       Employment Agreement dated as of May 7, 2001 between
                         Jose Leiman and the Registrant

         10.16* Employment Agreement dated as of August 1, 2002 between Howard Zuckerman and the Registrant

         10.17/5/ Agreement between Registrant and Lee S. Casty dated August 28, 2001

         10.18/5/*       Form of Directors Stock Option Agreement

         10.19/5/ Dial Access Agreement dated as of August 30, 2000 between Tutopia.com, Inc. and the Registrant

         10.20/5/ Revenue Sharing Agreement dated as of August 31, 2000 between Tutopia.com, Inc. and the Registrant

         10.21/5/ Inter-Company Services Agreement dated as of August 31, 2000 between Tutopia.com, Inc. and the Registrant

         10.22 Amendment to Inter-Company Services Agreement dated as of October 4, 2002

         10.23/6/ Share Sale Agreement, dated August 24, 2000, between Duncan Lawrie Offshore Services Limited in its capacity as trustee for The IFX Group Trust and the Registrant

         10.24           Convertible Promissory Note to ROF/IFX dated September
                         9, 2002.

         21.1            List of subsidiaries of the Company

         23.1            Consent of Ernst & Young LLP

1 Incorporated by reference to Registrant's Report on Form 8-K filed on July 5, 2000.
2 Incorporated by reference to Registrant's Report on Form 8-K filed on July 3, 2002.
3 Incorporated by reference to Registrant's Report on Form 8-K filed on February 27, 2002.
4 Incorporated by reference to Registrant's Report on Form 8-K filed October 22, 2001.
5 Incorporated by reference to Registrant's Report on Form 10-K filed on October 15, 2001.
6 Incorporated by reference to Registrant's Report on Form 10-K filed September 28, 2000.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.