Form 10-K/A
period 2002-06-30
IFX CORP
filed 2002-10-28
CIK 792861

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.6 million based on the $0.31 per share closing price on the NASDAQ market on such date.

     As of September 30, 2002, there were 11,963,399 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

         IFX Corporation, a Delaware corporation (the "Company" or "IFX"), hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on October 15, 2002, pursuant to Instruction G (3) to Form 10-K by completing Items 10 through 13 of Part III thereof. This Form 10-K/A (Amendment No. 1) should be read together with the Annual Report on Form 10-K as filed on October 15, 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 regarding directors and executive officers of the Company is included in the "Directors and Executive Officers of the Company" section of Part I, except that information regarding compliance with Section 16(a) of the Exchange Act is set forth below.

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership and to provide copies of such reports to the Company and to the NASDAQ Stock Market. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that all officers, directors and 10% beneficial owners complied with all Section 16(a) filing requirements during fiscal year 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table presents the total compensation paid or accrued during fiscal years 2002, 2001 and 2000 to each of our executive officers.

                                                        Summary Compensation Table
                                                                  Annual                     Long Term
                                                               Compensation                 Compensation
                                                               ------------                 ------------
                                      Year Ended                                             Securities
Name and Principal Position             June 30           Salary ($)       Bonus ($)      Underlying Options
---------------------------             -------           --------         -------        ------------------
Michael Shalom, CEO                      2002            $250,000           None                None
                                         2001            $237,500         $ 50,000            299,800
                                         2000            $162,500         $ 50,000             30,000

Joel M. Eidelstein, President            2002            $250,000           None                None
                                         2001            $253,125         $ 61,827             28,500
                                         2000            $150,000         $ 50,000            300,000

Jose Leiman, General Counsel and         2002            $247,750         $ 50,000              None
Chief Financial Officer/1/               2001            $225,792         $275,000            275,000
                                         2000            $225,000         $ 25,000            227,500

         No options or stock appreciation rights were granted to our executive officers during fiscal year 2002.

         The following table sets forth information with respect to the values at fiscal year-end of unexercised options to purchase shares of the Company's Common Stock held by each of the executive officers named in the Summary Compensation Table above. No stock options were exercised by any of our directors or executive officers during fiscal year 2002.

_____________________________
/1/      On August 1, 2002, Howard F. Zuckerman was appointed the Chief
Financial Officer of the Company. Mr. Leiman remains General Counsel. Mr. Leiman served as the Company's Chief Financial Officer until July 31, 2002.

                       Fiscal Year-End 2002 Option Values

                                                                    Number of Securities
                                                                   Underlying Unexercised         Value of unexercised
                               Shares                                 Options/SARs at           in-the-money options/SARs
                            Acquired on                                June 30, 2002                at June 30, 2002
Name                          Exercise     Value Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable ($)
----                          --------     ------------------    -------------------------    -----------------------------
Michael Shalom                   0                   0                51,243 / 398,557                     0 / 0
Joel M. Eidelstein               0                   0               439,534 / 188,966                     0 / 0
Jose Leiman                      0                   0                45,779 / 404,021                     0 / 0

Compensation of Directors

         Directors do not receive cash compensation in connection with their duties as directors, but may be reimbursed for expenses incurred by them in connection with their services as directors.

         The Company grants stock options under our Directors Stock Option Plan to each director who is not an IFX employee and who is not a beneficial owner of 5% or more of the Company's Common Stock (as determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934). Under this plan, we grant each non-employee director an option to buy 450 shares of our Common Stock when the director is first elected and an option to buy an additional 450 shares of Common Stock at each annual meeting until he or she is no longer a director. If a director serves on a committee of the board, he or she is granted an additional option to buy 75 shares for each year of service. The exercise price for the options is equal to 100% of the fair market value of our Common Stock on the date of grant. The options cannot be exercised until six months after the date of grant. Each option terminates on the earlier of a director's termination for cause, one year after a director's death, or ten years from the date of grant. During the fiscal year ended June 30, 2002, the directors received options as follows:

                   Director        Amount     Exercise Price      Date Granted
                   --------        ------     --------------      ------------
          George A. Myers           600           $0.80         December 7, 2001
          Burton J. Meyer           600           $0.80         December 7, 2001
          Patrick Delhougne         450           $0.80         December 7, 2001

         Mr. Eidelstein and Mr. Shalom, as employees, and Richard Capone, George Duarte, Charles Delaney (director until June 2002), Charles Moore (director until June 2002), and Mark Lama, as 5% or more beneficial owners, did not receive any options under this plan.

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

         Jose Leiman serves as the General Counsel (and served as Chief Financial Officer until July 31, 2002) pursuant to a two-year employment agreement which commenced on May 7, 2001. The term of the employment agreement is subject to automatic extension unless notified otherwise by either the Company or Mr. Leiman. Mr. Leiman's base salary is $235,000 per year for the first year of the agreement and $260,000 per year thereafter. He received performance bonuses of $325,000 for his service during the past two years and will receive a minimum bonus of $50,000 per fiscal year up to a maximum of $125,000 per year. If Mr. Leiman is involuntarily terminated during the term of the employment agreement (except for "cause"), he receives a lump sum amount of accrued but unpaid salary and a pro-rata bonus and all of his options under the 1998 Stock Option Plan immediately vest. He also receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by his annualized current salary plus bonus for the prior year. If Mr. Leiman is terminated within two years after a "Change of Control" (as defined in the employment agreement), he receives an amount equal to the product of the number of whole and fractional years remaining until the end of the employment agreement's term multiplied by three times his annualized current salary and highest previous annual bonus. The agreement prohibits Mr. Leiman from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter from being involved in any capacity with any business competitive with the Company in the United States, Latin America or in any other market in which the Company is then conducting business.

         Under the agreements of Messrs. Eidelstein, Shalom and Leiman, a "Change in Control" means the occurrence of any one of the following events: (a) any consolidation, merger or other similar transaction involving IFX, if following which the stockholders of IFX immediately prior to such transaction fail to hold more than 50% of the outstanding voting securities of the continuing or succeeding corporation in substantially the same proportions, or which contemplates that all or substantially all of the business and/or assets of IFX will be controlled by another corporation; (b) any sale, lease, exchange or transfer (in one transaction or series of related transactions) of all or substantially all of the assets of IFX; (c) approval by the stockholders of IFX of any plan or proposal for the liquidation or dissolution of IFX, unless such plan or proposal is abandoned within 60 days following such approval; (d) the acquisition by any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), or two or more persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of the outstanding shares of voting stock of IFX; provided, however, that for purposes of the foregoing, "person" excludes UBS Capital Americas III, L.P., UBS Capital LLC, Lee S. Casty, the Casty
Grantor Subtrust, International Technology Investments, LC or any of their affiliates, any underwriter purchasing shares of IFX with the intent of reselling them, or (e) if, during any period of 24 consecutive calendar months commencing on the date of these agreements, those individuals (the "Continuing Directors") who either
(i) were directors of IFX on the first day of each such period, or (ii) subsequently became directors of IFX and whose actual election or initial nomination for election subsequent to that date was approved by a majority of the Continuing Directors then on the board of directors of IFX, cease to constitute a majority of the board of directors of IFX.

Compensation Committee Interlocks and Insider Participation

         The current members of the compensation committee are Mark O. Lama, Burton J. Meyer and Patrick Delhougne. On July 1, 1996, IFX sold assets to
E.D.& F. Man International, Inc. Mr. Meyer served as Executive Vice President of E.D.& F. Man International, Inc. from July 1996 to June 30, 2000.

         On an as converted basis at June 30, 2002, UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, "UBS") owned approximately 63% of the Company and approximately 37% of Tutopia.com, Inc. ("Tutopia"). Mr. Lama is a principal of UBS Capital Americas, LLC, an affiliate of UBS. Sales to Tutopia accounted for 25.6% of the Company's total sales for fiscal year 2002. On February 19, 2002, UBS invested $7 million of cash and surrendered 1.5 million shares of IFX's common stock held by UBS in exchange for approximately 3.8 million shares of IFX Series C Convertible Preferred Stock. On June 28, 2002, UBS invested approximately $3.33 million in cash and surrendered 750,000 shares of Series C Preferred Stock in exchange for 4,652,778 shares of Series D Preferred Stock.

         During the fiscal year ended June 30, 2002, Mr. Delhougne was a partner in the executive search firm of Ray & Berndtson. In November 2001, the Company engaged Ray & Berndtson to conduct an executive search for candidates for Chief Financial Officer of IFX. The fees paid during fiscal year 2002 for this engagement were approximately $47,800. In addition, the Corporation paid approximately $4,000 in expenses for a prior search.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the outstanding Common Stock of the Company as of October 15, 2002 by (a) each of our directors and executive officers, (b) all of our directors and executive officers as a group and (c) each person known by the Company to own more than five percent of the Common Stock of the Company.

                                                     Amount and Nature of    Approximate Percent of
                   Name / Address (1)                Beneficial Ownership            Class
--------------------------------------               --------------------    ----------------------
Michael Shalom                                           5,926,920  (2)             43.21%
Joel M. Eidelstein                                         439,534  (3)              3.54%
Jose Leiman                                                 45,779  (4)              0.38%
Burton J. Meyer                                            347,612  (5)              2.85%
Lee S. Casty(6)                                          4,633,498  (7)             33.90%
International Technology Investments, LC (8)             5,869,552  (9)             42.95%
Mark O. Lama(10)                                        32,707,510 (11)             73.22%
George Duarte(10)                                       32,707,510 (11)             73.22%
Richard C. Capone(10)                                   32,707,510 (11)             73.22%
UBS Capital Americas III, L.P.(10)                      32,707,510 (11)             73.22%
Patrick Delhougne                                              450 (12)              0.00%
Howard F. Zuckerman                                            -0-                   0.00%
                                                        ----------                ---------
All Executive Officers and Directors
 as a group                                             39,467,805                  83.69%

* Less than one percent.

(1) The business address for Joel M. Eidelstein, Michael Shalom, Jose Leiman, Howard F. Zuckerman and Burton J. Meyer is in care of IFX, 15050 NW 79 Court, Suite 200, Miami Lakes, Florida 33016.
(2) Includes 51,243 shares subject to an option which is currently exercisable and 5,869,552 shares of Common Stock held by International Technology Investments, LC ("ITI"). Mr. Shalom may be deemed to be an affiliate of ITI and, accordingly, Mr. Shalom may be deemed to beneficially own the shares of Common Stock held by such entity.
(3) Includes 439,534 shares of Common Stock subject to an option granted to Mr. Eidelstein pursuant to the 1998 Stock Option Plan, which option currently is exercisable.
(4) Consists of 45,779 shares of Common Stock that Mr. Leiman may acquire upon exercise of currently exercisable options granted to him pursuant to the 1998 Stock Option Plan.
(5) Includes 1,800 shares of Common Stock that Mr. Meyer may acquire upon exercise of options granted to him by the Company, which options are currently exercisable. Also includes 218,812 shares of Common Stock that Mr. Meyer owns jointly with his spouse and 27,000 shares of Common Stock owned by Mr. Meyer's Individual Retirement Account.
(6)  Lee S. Casty's address is 707 Skokie Blvd., 5th Floor, Northbrook, IL
     60062.
(7) Includes 851,574 shares of Series D Preferred Stock that are convertible into 1,703,148 shares of Common Stock.
(8)  ITI's address is 1135 Terminal Way, Suite 106, Reno, Nevada 89502.
(9) Includes 851,501 shares of Series D Preferred Stock that are convertible into 1,703,002 shares of Common Stock.
(10) The address of Mark O. Lama, George Duarte, Richard C. Capone and UBS Capital Americas III, L.P. is 299 Park Avenue, New York, New York 10171.
(11) 2,030,869 of these shares are shares of Series A Preferred Stock, each share of which is convertible into approximately 4.1 shares of Common Stock; 4,418,262 of these shares are shares of Series B Preferred Stock, each share of which is convertible into approximately 1.167 shares of Common Stock; 3,126,241 of these shares are shares of Series C Preferred Stock, which are convertible on a one-for-one basis into Common Stock; 4,686,095 of these shares are shares of Series D Preferred Stock, each share of which is convertible into two shares of Common Stock. Also includes an option to acquire 555,553 shares of Series D Preferred Stock and an option to acquire 5,610,000 shares of a new issue of preferred stock each of which will be convertible into one share of Common Stock. Of these shares and options, UBS Capital LLC, an affiliate of UBS Capital Americas III, L.P., owns 101,543 shares of Series A Preferred Stock,220,913 shares of Series B Preferred Stock, 156,311 shares of Series C Preferred Stock, 234,305 shares of Series D Preferred Stock, an option to acquire 27,778 shares of Series D Preferred Stock and an option to acquire 280,500 shares of the new issue of preferred stock. Mark O. Lama, George Duarte and Richard C. Capone, as principals of an affiliate of UBS, may be deemed to beneficially own the shares held by UBS. George Duarte, Mark O. Lama and Richard C. Capone disclaim such ownership. (12) Consists of 450 shares of Common Stock that Mr. Delhougne may acquire upon exercise of an option granted to him by the Company. The address of Patrick Delhougne is 200 Park Avenue, Suite 2300, New York, New York 10166.

         The following table contains information about the Company's equity compensation plans as of June 30, 2002.

         EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------------
                               (a)                         (b)                         (c)

-------------------------------------------------------------------------------------------------------------------
Plan category                  Number of securities to be  Weighted-average exercise   Number of securities
                               issued upon exercise of     price of outstanding        remaining available for
                               outstanding options,        options, warrants and       future issuance under
                               warrants and rights         rights                      equity compensation plans
                                                                                       (excluding securities
                                                                                       reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans      2,563,035                   $8.91                       3,418,868
approved by security
holders

-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not  Not applicable              Not applicable              Not applicable
approved by security
holders

-------------------------------------------------------------------------------------------------------------------
Total                          2,563,035                   $8.91                       3,418,868

-------------------------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Index Futures Group, Inc., a wholly-owned subsidiary of the Company, and LC Management, Inc., a corporation controlled by Lee S. Casty, who owns more than 5% of IFX, have entered into an Amended and Restated Consulting Agreement dated as of July 1, 2002. Under the terms of the Consulting Agreement, Mr. Casty is available to provide consulting services regarding operational matters of IFX and its affiliates for a fee of $5,000 per month. Such consulting services include attendance once each quarter at a two-day meeting with IFX management in Miami, Florida. Mr. Casty is responsible for his own travel expenses. The Consulting Agreement may be terminated by either party on at least 30 days notice after June 1, 2003.

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

         Joel M. Eidelstein, the President and a director of the Company, has received loans for personal expenses from the Company and Tutopia.com, Inc. (of which IFX owns approximately a 44% interest on an "as converted" basis, assuming the outstanding preferred stock of Tutopia was converted to common stock), pursuant to two promissory notes to the Company and two promissory notes to Tutopia. The promissory notes to the Company in the amount of $20,000 and $10,000 were made on August 4, 1999 and November 4, 1999, respectively. Interest in the amount of 5% per annum, compounds monthly, from the date of each note. Principal and interest on both notes was due on August 4, 2000. Any principal or interest not paid when due bears interest at the rate of 8% per annum. The promissory notes to Tutopia, each in the amount of $15,000, were made on January 22, 2001 and September 11, 2001. The January 22, 2001 note to Tutopia accrues interest at a rate of 5% per annum from the date of the note and any amount not paid when due bears interest at a rate of 10% per annum. Interest on the January 22, 2001 note was payable semi-annually beginning on July 22, 2001. All principal and interest was due on January 22, 2002. The September 11, 2001 note to Tutopia accrues interest at a rate of 5% per annum from the date of the note and any amount not paid when due bears interest at a rate of 15% per annum. All outstanding principal and interest was due on September 11, 2002. As of September 30, 2002, Mr. Eidelstein owed $37,100 in principal and interest to the Company and $32,800 in principal and interest to Tutopia, the largest amount outstanding on such loans since they were made.

         On an as converted basis at June 30, 2002, UBS owned approximately 63% of the Company and approximately 37% of Tutopia. Mr. Capone and Mr. Duarte are partners and Mr. Lama is a principal of UBS Capital Americas, LLC, an affiliate of UBS. Since Mr. Capone, Mr. Duarte and Mr. Lama (and Mr. Delaney and Mr. Moore until June 2002) have an investment interest in UBS, they may benefit from transactions between UBS on the one hand and IFX and its subsidiaries on the other. Sales to Tutopia accounted for 25.6% of the Company's total revenues for fiscal year 2002. On February 19, 2002, UBS invested $7 million of cash and surrendered 1.5 million shares of IFX's common stock held by UBS in exchange for approximately 3.8 million shares of IFX Series C Convertible Preferred Stock. On June 28, 2002, UBS, International Technology Investments, LC ("ITI"), LSC, LLC ("LSC"), and Jak Bursztyn ("Bursztyn"), the President of Tutopia, invested a total of $5 million and surrendered shares of IFX's preferred stock and common stock in exchange for 6,432,608 shares of IFX's Series D Convertible Preferred Stock ("Series D Preferred Stock"). ITI is an affiliate of Michael Shalom and LSC is an affiliate of Lee S. Casty. In this transaction, UBS invested approximately $3.33 million in cash and surrendered 750,000 shares of Series C Preferred Stock in exchange for 4,652,778 shares of Series D Preferred Stock. Each of ITI and LSC invested approximately $812,500 in cash and surrendered approximately 333,000 shares of common stock in exchange for 843,808 shares of Series D Preferred Stock. Mr. Bursztyn invested approximately $47,000 in cash and surrendered approximately 10,000 shares of common stock in exchange for approximately 43,273 shares of Series D Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on October 28, 2002.

                                 IFX CORPORATION

                         By: /s/ Michael Shalom
                            --------------------------
                            Michael Shalom,
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                         Date
---------                   -----                                         ----
/s/ Joel M. Eidelstein      Chairman of the Board and President           October 28, 2002
-------------------------
Joel M. Eidelstein

/s/ Michael Shalom          Chief Executive Officer and Director          October 28, 2002
-------------------------
Michael Shalom              (Principal Executive Officer)

/s/ Howard F. Zuckerman     Chief Financial Officer                       October 28, 2002
-------------------------
Howard F. Zuckerman         (Principal Financial and Accounting Officer)

/s/ Richard C. Capone       Director                                      October 28, 2002
-------------------------
Richard C. Capone

/s/ Mark O. Lama            Director                                      October 28, 2002
-------------------------
Mark O. Lama

/s/ Burton J. Meyer         Director                                      October 28, 2002
-------------------------
Burton J. Meyer

/s/ Patrick Delhougne       Director                                      October 28, 2002
-------------------------
Patrick Delhougne

                                 CERTIFICATIONS

I, Michael Shalom, do hereby certify that:

(1) I have reviewed the June 30, 2002 annual report on Form 10-K/A filed by IFX Corporation (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the consolidated financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

Date: October 28, 2002


/s/ Michael Shalom
---------------------------
Chief Executive Officer and Director

I, Howard F. Zuckerman, do hereby certify that:

(1) I have reviewed the June 30, 2002 annual report on Form 10-K/A filed by IFX Corporation (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the consolidated financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

Date: October 28, 2002


/s/ Howard F. Zuckerman
----------------------------
Chief Financial Officer