Form 10-Q
period 2002-09-30
IFX CORP
filed 2002-11-15
CIK 792861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended September 30, 2002 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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

                                Yes   X    No ___
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: $.02 Par Value, 11,963,399 shares outstanding as of October 31, 2002.

IFX CORPORATION AND SUBSIDIARIES

                                                                                           Page
                                                                                           ----
Part I     FINANACIAL INFORMATION

  Item 1   Financial Statements

             Condensed consolidated balance sheets as of September 30, 2002
             (unaudited) and  June 30, 2002                                                    3

             Condensed consolidated statements of operations (unaudited) for the three
             months ended September 30, 2002 and 2001                                          4

             Condensed consolidated statements of cash flows (unaudited) for the three
             months ended September 30, 2002 and 2001                                          5

             Notes to condensed consolidated financial statements (unaudited)                  6

  Item 2   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                         11

  Item 3   Quantitative and Qualitative Disclosures About Market Risk                         18

  Item 4   Controls and Procedures                                                            19

Part II    OTHER INFORMATION

  Item 1   Legal Proceedings                                                                  19

  Item 6   Exhibits and reports on Form 8-K                                                   19
             (a) Exhibits
             (b) Reports on Form 8-K

Signatures                                                                                    20

Certifications                                                                                21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        IFX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      June 30,
                                                                                     2002             2002
                                                                                ---------------   -------------
                                                                                  (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                       $     542,500     $   1,782,400
Receivables, net of allowance for doubtful accounts of $604,600
     and $578,600 at September 30, 2002 and June 30, 2002, respectively             2,670,700         2,699,100
Due from related party                                                                238,700           271,800
Prepaid expenses and other current assets                                             467,200           427,900
                                                                                -------------     -------------

    Total current assets                                                            3,919,100         5,181,200
                                                                                -------------     -------------

Property and equipment, net                                                         6,264,700         8,909,200

Other assets:
Acquired customer base, net                                                            62,500           266,600
Investments                                                                           303,100           402,600
Foreign value added taxes recoverable                                               1,049,100         1,129,000
Prepaid service agreements                                                          1,002,300           500,600
Other assets                                                                          580,400           585,500
                                                                                -------------     -------------

    Total other assets                                                              2,997,400         2,884,300
                                                                                -------------     -------------

    Total assets                                                                $  13,181,200     $  16,974,700
                                                                                =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
Current liabilities:
Accounts payable                                                                $   9,083,500     $   9,556,600
Accrued expenses                                                                    2,601,000         2,635,200
Current portion of capital lease obligations                                        1,173,500         1,809,200
Convertible note payable                                                            1,100,000                 -
Deferred revenues                                                                     507,900           597,400
Net liabilities of discontinued operations                                            336,800            73,400
Foreign value added taxes payable                                                      29,600            21,000
                                                                                -------------     -------------

    Total current liabilities                                                      14,832,300        14,692,800

Long-term liabilities:
Notes payable and other long-term liabilities                                         282,700           347,800
Capital lease obligations, less current portion                                       477,800           489,000
                                                                                -------------     -------------

    Total long-term liabilities                                                       760,500           836,800
                                                                                -------------     -------------

    Total liabilities                                                              15,592,800        15,529,600
                                                                                -------------     -------------
Stockholders' equity (deficit):
Preferred stock, convertible $1.00 par value; 40,000,000 shares authorized,
     16,007,980 shares issued and outstanding at September 30, 2002 and
     June 30, 2002, respectively                                                   52,775,900        52,775,900
Common stock, $.02 par value; 110,000,000 shares authorized, 11,963,399 and 12,099,095 shares issued and outstanding at September 30, 2002 and
     June 30, 2002,  respectively                                                     239,300           242,000
Additional paid-in capital                                                         76,465,000        76,610,200
Treasury stock                                                                              -          (150,000)
Accumulated deficit                                                              (129,291,400)     (124,012,100)
Accumulated other comprehensive loss                                               (1,596,800)       (2,000,300)
Deferred compensation                                                              (1,003,600)       (2,020,600)
                                                                                -------------     -------------

    Total stockholders' equity (deficit)                                           (2,411,600)        1,445,100
                                                                                -------------     -------------

    Total liabilities and stockholders' equity (deficit)                        $  13,181,200     $  16,974,700
                                                                                =============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended September 30,
                                                                   2002                  2001
                                                               ------------          ------------
REVENUES:
   Dedicated line services                                     $  3,263,800          $  2,686,200
   Dial-up services                                                 332,400             1,109,000
   Web hosting and design services                                  207,300               284,700
   Sales to related party                                         1,515,800             1,994,800
   Other                                                            271,200               312,300
                                                               ------------          ------------

     Total revenues                                               5,590,500             6,387,000

   Cost of revenues                                               2,834,700             3,513,900
                                                               ------------          ------------

   Gross profit                                                   2,755,800             2,873,100

OPERATING EXPENSES:
   General and administrative                                     5,186,700             6,446,100
   Sales and marketing                                              293,000               425,200
   Depreciation and amortization                                  1,654,900             3,555,400
                                                               ------------          ------------

     Total operating expenses                                     7,134,600            10,426,700
                                                               ------------          ------------

     Operating loss from continuing operations                   (4,378,800)           (7,553,600)

OTHER INCOME (EXPENSE):
   Interest income                                                    9,400                61,900
   Interest expense                                                (164,300)             (596,700)
   Gain on sale of investments                                            -             4,451,900
   Equity in net loss of investee                                  (148,500)             (239,500)
   Deferred gain on sale of subsidiary                               22,900                     -
   Loss on sale of capital leased asset                            (370,800)                    -
   Other, net                                                      (323,700)              (41,900)
                                                               ------------          ------------

     Total other income (expense), net                             (975,000)            3,635,700
                                                               ------------          ------------

     Loss from continuing operations before income taxes         (5,353,800)           (3,917,900)
     Income tax benefit (provision)                                  26,100               (18,200)
                                                               ------------          ------------

     Loss from continuing operations                             (5,327,700)           (3,936,100)
     Income (loss) from discontinued operations, net of
      income taxes                                                   48,400               (34,500)
                                                               ------------          ------------

     Net loss                                                  $ (5,279,300)         $ (3,970,600)
                                                               ============          ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
   Loss from continuing operations                             $      (0.44)         $      (0.28)
   Discontinued operations                                             0.01                     -
                                                               ------------          ------------

     Net loss per share                                        $      (0.43)         $      (0.28)
                                                               ============          ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       12,137,020            14,276,495
                                                               ============          ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                   2002            2001
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (5,279,300)   $ (3,970,600)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation                                                                 1,450,800       2,840,100
     Amortization                                                                   204,100         715,300
     Stock related compensation                                                     970,400       1,058,800
     Bad debt expense                                                                97,800          32,900
     Gain on sale of investment                                                           -      (4,451,900)
     Equity in net loss of investee                                                 148,500         239,500
     Deferred gain on sale of subsidiary                                            (22,900)              -
     Loss on sale of capital leased asset                                           370,800               -
     Change in net liabilities of discontinued operations                           263,400           6,900
     Changes in operating assets and liabilities:
           Receivables                                                             (370,800)       (496,200)
           Due from related party                                                    14,300        (214,600)
           Prepaid expenses and other current assets                                (55,500)         (8,700)
           Prepaid service agreements                                              (501,700)              -
           Other assets                                                             (71,200)         24,800
           Foreign value added taxes, net                                            15,600        (389,200)
           Accounts payable and accrued expenses                                  1,216,400        (869,000)
           Deferred revenues                                                        (64,300)        235,100
                                                                               ------------    ------------

Cash used in operating activities                                                (1,613,600)     (5,246,800)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash                                                                      -          (2,100)
     Purchases of property and equipment                                           (337,500)       (763,800)
                                                                               ------------    ------------

Cash used in investing activities                                                  (337,500)       (765,900)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and other long-term liabilities                  1,100,000          15,800
     Payments of capital lease obligations                                         (443,100)     (1,014,900)
                                                                               ------------    ------------

Cash provided by (used in) financing activities                                     656,900        (999,100)
                                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents                         54,300           3,700
                                                                               ------------    ------------

Net decrease in cash and cash equivalents                                        (1,239,900)     (7,008,100)
Cash and cash equivalents, beginning of period                                    1,782,400       7,573,300
                                                                               ------------    ------------

Cash and cash equivalents, end of period                                       $    542,500    $    565,200
                                                                               ============    ============

     Supplemental disclosure of cash flow information:
        Cash paid for interest                                                 $    157,900    $    596,700
                                                                               ============    ============
     Supplemental disclosure of non-cash investing and financing activities:
        Acquisition of equipment through capital lease obligations             $          -    $    617,500
                                                                               ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        IFX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)

1. BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Operating results for the interim reporting periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The condensed consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as "IFX", or the "Company"). Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2002 presentation. All significant intercompany transactions have been eliminated in consolidation.

IFX provides Internet network connectivity services and offers a broad range of Internet-related services to Internet service providers, multinational corporations, telecommunications carriers, small to medium-sized businesses and, to a lesser extent, individual consumers, in Latin America. IFX operates networks in Argentina, Brazil, Chile, Colombia, Mexico, Panama, Uruguay, Venezuela and the United States. The Company also operates networks in El Salvador, Honduras, Guatemala and Nicaragua (collectively, the "Central American Operations"), which the Company plans to sell or otherwise dispose of during fiscal 2003. As a result of this plan, the Company began accounting for the Central American Operations as discontinued operations during the quarter ended September 30, 2002. Accordingly, the Company restated prior periods to reflect this change. This restatement had no effect on the Company's loss or loss per share as previously reported. Excluding the Central American Operations, IFX has over 50 Company-owned Points of Presence ("POPs")and 385 employees in the United States and Latin America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from customer contracts related to dial-up access, dedicated internet lines and web hosting fees are recognized ratably over the term of the underlying contract, which is generally from one month to three years. Cash received in advance of revenues earned is recorded as deferred revenues. Revenues derived from other services are recognized as earned.

Revenues related to amounts received under revenue sharing agreements with telecommunications companies are generally recognized when such services are utilized by the Company's end users. Revenues related to sales to Tutopia.com, Inc. ("Tutopia") are generally not recognized until collection is reasonably assured because of the insufficiency of Tutopia's cash flows.

During the quarter ended September 30, 2002, the Company entered into certain non-monetary (barter) transactions with unrelated third parties for which revenues of approximately $179,200 were recorded in the condensed consolidated statement of operations with a corresponding amount recognized in cost of revenues. The barter transactions primarily consist of exchange for connectivity related services between the Company and telecommunication providers. Fair value of such exchanges is determined based on the amount the Company is charging or is charged for similar services.

Impairment of Long-Lived Assets

The Company accounts for the possible impairment of long-lived assets in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of future cash flows is less than the carrying amount of the asset, an impairment charge is recorded.

Comprehensive Loss

During the three-month periods ended September 30, 2002 and 2001, the Company's comprehensive loss was $4.9 and $4.4 million, respectively, compared with a net loss of $5.3 million and $4.0 million, respectively. The primary difference between comprehensive loss and net loss was due to foreign currency translation adjustments.

Computation of Earnings or Loss per Common Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of preferred stock. Approximately 45.4 million and 14.8 million shares of potentially dilutive securities have been excluded from the calculation of diluted loss per share for the three-month periods ended September 30, 2002 and 2001, respectively, since their effect would have been anti-dilutive.

Investments

The Company uses the equity method to account for its less than 50% interest in Tutopia. Under the equity method, the Company's proportionate share of Tutopia's net losses is included in the Company's condensed consolidated statements of operations. The Company periodically evaluates its investment in Tutopia for indications of impairment such as, recent security sales, deterioration of financial condition, near-term prospects for financial improvement, and other relevant factors. As a result of such analysis, the Company reduced the carrying value of its investment in Tutopia by approximately $1.7 million during the fourth quarter of fiscal 2002. Management estimated the amount of the impairment by comparing a recent sale of Tutopia preferred stock with that of the carrying value of its investment in Tutopia. Tutopia is controlled by UBS Capital Americas III, L.P. and UBS Capital LLC (collectively "UBS Capital"), which also have a controlling interest in IFX.

Foreign Currency Translation

The functional currency of the Company's active subsidiaries is the local currency. Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and reported in accumulated other comprehensive income (loss), a separate component of consolidated stockholders' equity (deficit). Gains and losses attributable to other intercompany transactions are included in results of operations.

2. GOING CONCERN AND LIQUIDITY ASSESSMENT

The Company's working capital deficit increased by $1.4 million to a $10.9 million deficit at September 30, 2002 from a $9.5 million deficit at June 30, 2002. The Company's available cash remains at a level that substantially limits the Company's operations. Although the Company raised $1.1 million through the issuance of a convertible promissory note during the three-month period ended September 30, 2002 and $12.0 million through the sale of convertible preferred stock during fiscal 2002, the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $4.4 million for the quarter ended September 30, 2002 (compared with $7.6 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $1.6 million for the quarter ended September 30, 2002 (compared with a negative cash flow of $5.2 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

The Company is taking actions in an effort to improve cash flow, including: (1) reducing the scope of, selling or otherwise disposing of certain operations that have operating cash flow deficiencies (e.g., Central American Operations); (2) selling equipment and other assets that should generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

In September 2002, the Company received $1.1 million from ROF/IFX, LLC ("ROF") in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D Preferred Stock or a new series of preferred stock (yet to be issued) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement among the Company and UBS Capital, with an exchange ratio of 6 shares of common stock for each share of newly issued preferred stock.

In addition, as reported in the Company's Form 8-K dated November 8, 2002, on October 31, 2002, the Company received $2.9 million of funding from UBS Capital Americas III, L.P. and UBS Capital LLC, its controlling shareholders, and executed two convertible promissory notes in that aggregate amount (the "Notes"). The Notes bear interest at the rate of 10% per annum and the principal and all accrued but unpaid interest are due and payable on September 30, 2007 ("Maturity Date"). At the option of the note holders, at any time prior to the Maturity Date, the outstanding principal amount of the Notes plus accrued and unpaid interest thereon may be converted into shares of Series D Preferred Stock at a conversion price equal to $1.20 per share of Series D Preferred Stock. The Series D Preferred Stock to be issued upon such conversion will have the same rights, preferences and privileges as the currently outstanding shares of Series D Preferred Stock. Under the terms of the Notes, once the notes holders of a majority of the outstanding principal amount of the Notes have elected to convert, then all the remaining note holders shall be deemed to have also made such a conversion.

In the event the company enters into an agreement ("Qualified Financing Purchase Agreement") which provides the Company with debt or equity financing in connection with the issuance of securities ("Qualified Financing Securities") by the Company consisting of IFX common stock or other securities that are convertible, exercisable or exchangeable into shares of IFX common stock, prior to the Maturity Date, at the option of the note holders, the principal amount of the Notes plus accrued and unpaid interest thereon may be converted, in whole and not in part, into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security set forth in the Qualified Financing Purchase Agreement.

The Company estimates that the $2.9 million of capital provided at the end of October should be adequate to support the cash needs through January 2003. Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $3.0 to $3.5 million. There can be no assurances, however, that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company's inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company's customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. PREPAID SERVICE AGREEMENTS

During fiscal 2002, the Company entered into various agreements to lease network capacity between Miami, Florida and several cities in South America through separate indefeasible rights of use ("IRU") for each STM-1 circuit, with lease payments due over 36 months. The agreements state that the lessor will provide the Company with portability of the STM-1s to the extent that there is capacity on the lessor's network. At its option, the Company has the right to terminate such agreements prior to expiration, subject to certain predefined penalties. Future minimum payments under these agreements as of September 30, 2002 (net of amounts related to certain waived periods) are treated as operating lease obligations, which total approximately $9.3 million. The 36-month leases will convert into 15-year IRUs on the payment by the Company of the purchase option amount at the end of the lease. The STM-1s are being amortized on a straight-line basis over an estimated useful life of 10 years.

4. CONVERTIBLE NOTE PAYABLE

In September 2002, the Company received $1.1 million from ROF/IFX, LLC ("ROF") in exchange for a 10% promissory note due June 30, 2003, that is convertible into shares of either Series D Preferred Stock or a new series of preferred stock at the option of the note holder. As part of the transaction, ROF also was provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended and Restated Put Agreement-among the Company, UBS Capital Americas III, L.P. and UBS Capital LLC, with an exchange ratio of 6 shares of common stock for each share of newly issued preferred stock.

5. LEASE OBLIGATIONS

During the quarter ended September 30, 2002, the Company, one of its lessors, and an unrelated third party agreed to the sale of capital leased equipment with a carrying value of approximately $0.6 million and extinguishment of approximately $0.5 million in capital lease obligations. The capital lease obligation was paid by the Company with approximately $0.2 million cash and cancellation of a deposit retained by the lessor of $0.3 million. The purchaser paid to the Company approximately $0.2 million for the capital leased assets. As a result of this transaction, the Company recorded a loss of $0.4 million. The loss was computed as the difference between the carrying value of the related assets and the cash received by the Company from the purchaser of the equipment.

6. DISCONTINUED OPERATIONS

Income from discontinued operations primarily consists of amounts received under earn-out agreements that were based on the financial performance of entities divested prior to July 1, 2000. In the future, the Company does not expect to receive any additional significant earnings from its discontinued operations.

The Company in an effort to improve cash flow intends to sell or otherwise dispose of the operations that comprise its Central American reportable segment. The Company is in the process of negotiating the sale of its operations in three of the four countries - i.e., El Salvador, Honduras and Nicaragua. While no assurances can be made regarding consummation of the proposed transaction, the Company does expect to complete the sale during the quarter ended December 31, 2002. For the three-month periods ended September 30, 2002 and 2001, the revenues for the three operations expected to be sold were $0.4 million for both periods, respectively. The loss from discontinued operations before income taxes were $0.3 million and $0.4 million for both periods, respectively. At September 30, 2002, the total assets of these operations were $0.6 million which primarily consisted of property and equipment and receivables. On October 30, 2002, the Company received a $50,000 deposit from the expected purchaser related to this transaction. The Company does not expect a material gain or loss as a result of this transaction.

As a result of this plan, the Company began accounting for the Central American Operations as discontinued operations during the quarter ended September 30, 2002 in accordance with SFAS No. 144. Accordingly, the Company restated prior periods, including the June 30, 2002 balance sheet, to reflect this change. This restatement had no effect on the Company's net loss or net loss per share as previously reported.

The information set forth in the remaining notes to condensed consolidated financial statements relates to continuing operations unless otherwise specified.

7. INCOME TAX PROVISION

Income tax benefit consists of the utilization of net operating losses against income from discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at September 30, 2002 and June 30, 2002.

8. CONTINGENCIES

The Company may be threatened with legal proceedings arising from its regular business activities. On February 28, 2002, IFX do Brazil Ltda, ("IFX Brazil") filed a lawsuit against IBM Leasing Brazil ("ILB") in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil's equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars resulted in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500, the return of unused equipment and compensation for installments already paid.

On August 18, 2002, the court denied IFX Brazil's claim and ordered IFX Brazil to pay attorney's fees of approximately $21,700. IFX Brazil appealed the verdict on September 3, 2002 and ILB responded to such appeal on September 30, 2002. No verdict on the appeal has been reached. On September 24, 2002, IFX Brazil was granted an injunction to prevent ILB from registering a complaint in Brazil that IFX Brazil was in default on the lease until there is a final decision on the appeal. Such injunction is subject to ILB response, which was filed on October 29, 2002.

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

On September 4, 2002, TELESC, an affiliate of Brasil Telecom, filed a credit enforcement suit in the Second Civil Court, Florianopolis, Brazil, to collect the confession of indebtedness executed by IFX Brazil in the amount of approximately $502,600. TELESC is a vendor to IFX Brazil and IFX Brazil had executed a promissory note in the amount claimed for services rendered to IFX Brazil by TELESC. IFX Brazil has not yet responded to this suit but approximately the full amount of the claim has been reserved by IFX
Brazil.

On October 23, 2002, the Finance Department of the Municipality of Sao Paulo, Brazil made an administrative tax claim in the amount of approximately $424,700 for Imposto Sobre Servicos ("ISS") taxes asserted with respect to IFX Brazil's Internet services. IFX Brazil has until November 22, 2002 to respond to the claim. On January 29, 2001, IFX made a claim against the Municipality of Sao Paulo and obtained temporarily the suspension of the ISS tax. IFX's affirmative claim is currently on appeal at the Sao Paulo Fifth Civil Court on the basis that the Municipality is not authorized by the legislature to tax Internet services. IFX Brazil is awaiting the outcome of this appeal (which is expected in 2003) and intends to ask the Municipality in its November response to postpone further proceedings on the most recent claim until the final outcome of the appeal. Based on consultations with Brazilian counsel handling this matter the Company believes the ultimate liability, if any, resulting from this proceeding should not have a material effect on the financial position or results of operations of the Company.

In addition, the Company is a defendant in, and may be threatened with, various other legal proceedings arising from its regular business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from any such pending action or proceedings should not have a material effect on the financial position or results of operations of the Company.

9. SEGMENT REPORTING

The Company is structured primarily around the geographic markets it serves and operates reportable segments in Argentina, Brazil, Chile, Colombia, Mexico, Venezuela and United States and all other. All of the segments provide Internet-related network services. The Company evaluates performance based on results of operations before income taxes excluding interest income and expense, income (loss) from investees accounted for under the equity method, and gains or losses from securities and other investments.

Selected unaudited financial information for the three-month periods ended September 30, 2002 and 2001 by segment is presented below (in thousands):

                                                                                                               United
                                                                                                               States
                                                                                                               and all
                                                   Argentina  Brazil   Chile   Colombia   Mexico   Venezuela    other     Total
                                                   ---------  ------  -------  --------  --------  ---------   -------   -------
Three-month period ended September 30, 2002:

 Revenues                                          $     572  $1,079  $ 1,125  $  1,065  $    560   $    528   $   662   $ 5,591
                                                   =========  ======  =======  ========  ========   ========   =======   =======
 Income (loss) from continuing operations
   before income taxes                                    12    (738)     250       275      (339)      (389)   (4,425)   (5,354)
                                                   =========  ======  =======  ========  ========   ========   =======   =======
   Total assets                                    $     904  $5,898  $ 1,035  $  1,727  $  1,082   $    706   $ 1,829   $13,181
                                                   =========  ======  =======  ========  ========   ========   =======   =======
Three-month period ended September 30, 2001:

 Revenues                                          $   1,568  $1,648  $   878  $    274  $    629   $    537   $   853   $ 6,387
                                                   =========  ======  =======  ========  ========   ========   =======   =======
 Income (loss) from continuing operations
   before income taxes                                    94    (673)     (12)     (382)     (262)      (219)   (2,464)   (3,918)
                                                   =========  ======  =======  ========  ========   ========   =======   =======
   Total assets *                                  $   2,863  $6,023  $ 1,733  $  1,368  $  3,629   $  2,036   $21,177   $38,829
                                                   =========  ======  =======  ========  ========   ========   =======   =======

* Allocation of total assets between the reportable segments as of September 30, 2001 has been reclassified to conform to the presentation as of September 30, 2002.

Included in the above table are revenues from services provided to Tutopia of approximately $1.5 million and $2.0 million for the three-month periods ended September 30, 2002 and 2001, respectively, or approximately 27.1% and 31.2% of IFX's total revenues, respectively.

IFX entered into an agreement to sell the stock of its Bolivian subsidiary as of January 1, 2002 to the original shareholders of this subsidiary. Prior to that date, the Company's Bolivian operation had been treated as a reportable segment. Amounts related to Bolivia and its operations for the period ended September
30, 2001 are included in United States and all other in the above segment information.

In August 2002, IFX partially sold the Company's Brazilian dial-up subscribers from Sao Paulo to an unrelated third party. Under the terms of the agreement, the amount of sales proceeds to be received by the Company will be dependent on the number of dial-up subscribers that successfully migrate to the system of the purchaser. A gain of approximately $0.1 million has been recorded as of September 30, 2002 related to this transaction. Future revenues will be recorded as proceeds are received.

The Company intends to sell or otherwise dispose of the operations that comprise its Central American reportable segment. The Company is in the process of negotiating the sale of its operations in three of the four countries - i.e., El Salvador, Honduras and Nicaragua. While no assurances can be made regarding consummation of the proposed transaction, the Company does expect to complete the sale during the quarter ended December 31, 2002. For the three-month periods ended September 30, 2002 and 2001, the loss from discontinued operations before income taxes of the three operations expected to be sold were $0.3 million and $0.4 million, respectively. At September 30, 2002, the total assets of these operations were $0.6 million. On October 30, 2002, the Company received a $50,000 deposit from the expected purchaser related to this transaction.

10. TUTOPIA OPERATING RESULTS

In September 2000, the Company's voting interest in Tutopia, was reduced from approximately 85% to less than 50%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method.

During the three-month periods ended September 30, 2002 and 2001, IFX derived approximately 27.1% and 31.2%, respectively, of its revenue from Tutopia. As of September 30, 2002, IFX has net accounts receivable from Tutopia of approximately $0.2 million.

The unaudited operating results of Tutopia are as follows:

                             Three Months Ended
                               September 30,
                            2002           2001
                        -----------    -----------
                        (unaudited)    (unaudited)

Revenues                $ 1,870,700    $ 2,517,500
Operating expenses        3,288,400      4,447,200
                        -----------    -----------

Operating  loss         $(1,417,700)   $(1,929,700)
                        ===========    ===========

Net loss                $(1,421,100)   $(1,916,000)
                        ===========    ===========

For the three-month periods ended September 30, 2002 and 2001, IFX recognized $148,500 and $239,500 respectively, of losses related to its proportionate share of Tutopia's losses.

Selected unaudited financial information from Tutopia's balance sheet is as follows:

                                   September 30, 2002     September 30, 2001
                                   ------------------     ------------------
                                       (unaudited)            (unaudited)
Current assets                      $      1,069,800       $       3,709,800
Total assets                               1,928,000               5,007,000

Current liabilities                        5,555,900               2,015,800
Total liabilities                          5,583,400               2,015,800
Stockholders' equity (deficit)      $     (3,655,400)      $       2,991,200

11. SUBSEQUENT EVENTS

Loan from UBS Capital Americas III, L.P. and UBS Capital LLC

On October 31, 2002, the Company received funding of $2.9 million from UBS Capital Americas III, L.P. and UBS Capital LLC, its controlling shareholders, in exchange for two convertible promissory notes (the "Notes"). The Notes bear interest at an annual rate of 10% and the principal and all accrued but unpaid interest are due and payable on September 30, 2007 ("Maturity Date"). At the option of the note holders, at any time prior to the Maturity Date, the outstanding principal amount of the Notes plus accrued and unpaid interest thereon may be converted into shares of Series D Preferred Stock at a conversion price equal to $1.20 per share of Series D Preferred Stock. The Series D Preferred Stock to be issued upon such conversion will have the same rights, preferences and privileges as the currently outstanding shares of Series D Preferred Stock. Under the terms of the Notes, once the note holders of a majority of the outstanding principal amount of the Notes have elected to convert, then all the remaining note holders shall be deemed to have also made such a conversion.

In addition, in the event the Company enters into an agreement ("Qualified Financing Purchase Agreement") which provides the Company with debt or equity financing in connection with the issuance of securities by the Company consisting of IFX common stock or other securities that are convertible, exercisable or exchangeable into shares of IFX common stock ("Qualified Financing Securities"), prior to the Maturity Date, at the option of the note holders, the principal amount of the Notes plus accrued and unpaid interest thereon may be converted, in whole and not in part, into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security set forth in the Qualified Financing Purchase Agreement.

Agreement with T1msn

On March 15, 2002, IFX entered into a binding term sheet agreement to provide T1msn, Corp. ("T1msn") with Internet access services for its dial-up access service in Argentina and Chile, and potentially for other Latin American markets. T1msn is a joint venture between Microsoft Corp. and Telefonos de Mexico, S.A. de C.V. The access services include "free" Internet access in certain countries and fee-for use Internet access in other jurisdictions, as well as technical support for those services. As of September 30, 2002, IFX was providing service for T1msn end users in Argentina, Chile, El Salvador, Guatemala, Panama and Venezuela. Under the agreement, IFX and T1msn will share time-on-line revenues attributable to the access service provided to T1msn's end users. Also, under the terms of the agreement, IFX has provided a service level agreement committing to maintain its network to specified standards.

Under a document executed by the Company on October 29, 2002, the term sheet agreement will expire on

December 31, 2002, if not otherwise extended, if the parties have not entered into definitive transaction documents by that date. It is anticipated that the definitive agreement will have a term of one year from the effective date of such agreement with elections for T1msn to renew for eight additional six-month periods.

As part of its binding term sheet agreement with T1msn, IFX will grant to T1msn warrants potentially enabling T1msn to acquire up to 15% of the common stock of IFX (approximately 8.3 million warrants as of September 30, 2002, treating preferred shares on an "as converted" basis) if certain performance and contract renewal provisions are met by T1msn. Determination of the number of warrants would be made at the date of the definitive agreement. The definitive agreement may provide T1msn with additional cash bonus provisions instead of some or all of the warrants.

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

On October 17, 2002, NASDAQ staff notified IFX that it was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires IFX to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in stockholders' equity or a market capitalization of $35,000,000 or $500,000 of net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. The NASDAQ staff is reviewing IFX's eligibility for continued listing on the NASDAQ SmallCap Market and has requested that IFX provide by October 31, 2002 its specific plan to achieve compliance with the listing requirements. IFX provided a response to NASDAQ on October 31, 2002, requesting the opportunity to provide NASDAQ with a further update at a later date.

If the shares of the Company's common stock were to be suspended or delisted from the NASDAQ system, it would be more difficult to dispose of the common stock or obtain accurate quotations as to the price of the securities. This, in turn, could also make it more difficult for the Company to issue securities pursuant to debt or equity offerings in the future.

ROF/IFX, LLC

On October 10, 2002 ROF submitted to the Company a share certificate representing 400,000 shares of IFX common stock pursuant to its right to exchange those shares for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement among the Company, UBS Capital Americas III, L.P. and UBS Capital LLC, with an exchange ratio of 6 shares of common stock for each share of newly issued preferred stock.

Chief Financial Officer

On November 7, 2002, Howard F. Zuckerman resigned as Chief Financial Officer. Joel M. Eidelstein, IFX's President, has been appointed the Interim Chief Financial Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The Company's condensed balance sheets and condensed consolidated statements of operations in this quarterly report include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as "IFX", or the "Company").

Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The information provided below should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K and the condensed consolidated financial statements and notes thereto for the three-month periods ended September 30, 2002 and 2001 contained elsewhere herein.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires IFX to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between the Company's estimates and the actual results, IFX's future results of operations may be affected. Management believes the following critical accounting policies require the Company to make significant judgments and estimates in the preparation of its condensed consolidated financial statements:

     .  Revenue recognition;
     .  Impairment of long-lived assets.

Revenue Recognition

     The Company recognizes revenue when each of the following criteria is met;

     . Persuasive evidence of an arrangement exists, . Delivery has occurred or services have been rendered, . The seller's price to the buyer is fixed or determinable, and . Collectibility is reasonably assured.

Revenue is recognized on the majority of the services offered by the Company as its customers utilize such services. Generally, the Company's sales transactions are not multi-element and do not subject the Company to significant credit risk; thus management is reasonably assured of collection at the time the services are utilized by the customer. The Company's services are generally fixed price. In addition, when services require a contract, revenue is not recognized until such contract has been executed and is enforceable. Revenues related to sales to Tutopia (a related party) are generally not recognized until collection is reasonably assured because of the insufficiency of Tutopia's cash flows.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144. If indicators are present, the Company computes the estimated impairment based on the difference between the carrying value of an asset and the estimated cash flows to be received over the remaining useful life of the respective asset or related group of assets. Cash flows are determined based upon management's projections of operating performance and are consistent with those utilized in obtaining funding. If management's revenue and cost reduction projections are not met, the Company may incur additional impairments of long-lived assets in the future.

Going Concern

The Company's working capital deficit increased by $1.4 million to a $10.9 million deficit at September 30, 2002 from a $ 9.5 million deficit at June 30, 2002. The Company's available cash remains at a level that substantially limits the Company's operations. Although the Company raised $1.1 million through the issuance of a convertible promissory note during the three-month period ended September 30, 2002 and $12.0 million through the sale of convertible preferred stock during fiscal 2002, the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $4.4 million for the quarter ended September 30, 2002 (compared with $7.6 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $1.6 million for the quarter ended September 30, 2002 (compared with a negative cash flow of $5.2 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

The Company is taking actions in an effort to improve cash flow, including: (1) reducing the scope of, selling or otherwise disposing of certain operations that have operating cash flow deficiencies (e.g., Central American Operations); (2) selling equipment and other assets that should generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

In September 2002, the Company received $1.1 million from ROF/IFX, LLC ("ROF") in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D Preferred Stock or a new series of preferred stock (yet to be issued) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement among the Company, UBS Capital Americas III, L.P. and UBS Capital LLC, with an exchange ratio of 6 shares of common stock for each share of newly issued preferred stock.

In addition, as reported in the Company's Form 8-K dated November 8, 2002, on October 31, 2002, the

Company received $2.9 million of funding from UBS Capital, its controlling shareholders, and executed two convertible promissory notes in that aggregate amount (the "Notes"). The Notes bear interest at the rate of 10% per annum and the principal and all accrued but unpaid interest are due and payable on September 30, 2007 ("Maturity Date"). At the option of the note holders, at any time prior to the Maturity Date, the outstanding principal amount of the Notes plus accrued and unpaid interest thereon may be converted into shares of Series D Preferred Stock at a conversion price equal to $1.20 per share of Series D Preferred Stock. The Series D Preferred Stock to be issued upon such conversion will have the same rights, preferences and privileges as the currently outstanding shares of Series D Preferred Stock. Under the terms of the Notes, once the note holders of a majority of the outstanding principal amount of the Notes have elected to convert, then all the remaining note holders shall be deemed to have also made such a conversion.

In the event the Company enters into an agreement ("Qualified Financing Purchase Agreement") which provides the Company with debt or equity financing in connection with the issuance of securities ("Qualified Financing Securities") by the Company consisting of IFX common stock or other securities that are convertible, exercisable or exchangeable into shares of IFX common stock, prior to the Maturity Date, at the option of the note holders, the principal amount of the Notes plus accrued and unpaid interest thereon may be converted, in whole and not in part, into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security set forth in the Qualified Financing Purchase Agreement.

The Company estimates that the $2.9 million of capital provided at the end of October should be adequate to support the cash needs through January 2003. Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $3.0 to $3.5 million. There can be no assurances, however, that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company's inability to raise sufficient funds in the future would affect its ability to meet its working capital requirements, satisfy capital and operating lease obligations, and would cause the Company to eliminate capital expenditures.

There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company's customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Analytical Summary of Condensed Consolidated Statements of Operations

The following table sets forth, for the three-month period indicated, the percentage of total revenues represented by certain items in the Company's condensed consolidated statements of operations:

                                                                  Three Months Ended
                                                                    September 30,
                                                                   2002       2001
                                                                  ------     ------
Revenues:
   Dedicated line services                                          58.4 %     42.1 %
   Dial-up services                                                  5.9       17.3
   Web hosting and design services                                   3.7        4.5
   Sales to related party                                           27.1       31.2
   Other                                                             4.9        4.9
                                                                  ------     ------
       Total revenues                                              100.0      100.0

Cost of revenues                                                    50.7       55.0
                                                                  ------     ------
Gross profit                                                        49.3       45.0

Operating Expenses:

   General and administrative                                       92.8      100.9
   Sales and marketing                                               5.2        6.7
   Depreciation and amortization                                    29.6       55.7
                                                                  ------     ------

       Total operating expenses                                    127.6      163.3
                                                                  ------     ------
Operating loss from continuing operations                          (78.3)    (118.3)

   Total other income (expense), net                               (17.5)      56.9
                                                                  ------     ------
Loss from continuing operations before income taxes                (95.8)     (61.4)
Income tax benefit (provision)                                       0.5       (0.3)
                                                                  ------     ------
Loss from continuing operations                                    (95.3)     (61.7)
Income (loss) from discontinued operations,
   net of income taxes                                               0.9       (0.5)
                                                                  ------     ------
       Net loss                                                    (94.4)%    (62.2)%
                                                                  ======     ======

CONTINUING OPERATIONS

The Company has decided to sell or otherwise dispose of substantially all of its Central American Operations during 2003. As of September 30, 2002, generally accepted accounting principles require that this segment be treated as a discontinued operation in the condensed consolidated financial statements for the quarter ended September 30, 2002. Hence, the assets, liabilities and results of operations of this segment have been segregated in the condensed consolidated financial statements of the Company. For the quarter ended September 30, 2002, the revenues and loss from discontinued operations before income taxes of the three operations in Central America that the Company is planning to sell were $0.4 million and $0.3 million, respectively. At September 30, 2002, the total assets of these operations were $0.6 million.

Quarters ended September 30, 2002 and 2001

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

The cash flows associated with the Company's acquired customer base represent revenues generated from IFX's paid dial-up Internet access line of business. While that line of business generated revenues of $0.3 million during the quarter ended September 30, 2002 (compared with approximately $1.1 million in the same quarter of fiscal 2001), those revenues continue to decrease in absolute terms and as a percentage of the Company's total revenues. The Company's primary focus has changed from targeting paid consumer dial-up account customers to targeting small and medium-sized businesses seeking to gain access to the Internet using a dedicated Internet access line.

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

For the three-month period ended September 30, 2002, total revenues declined to $5.6 million from $6.4 million, a decrease of $0.8 million, or 12.5%, from the same period in fiscal 2002. Revenues resulting from dedicated line services increased by $0.6 million to $3.3 million for the first quarter of fiscal 2003 as compared to $2.7 million for the same period during fiscal 2002 as a result of the Company's increased focus on corporate clients. Sales to related party (Tutopia) declined by $0.5 million for the three-month period ended September 30, 2002, primarily because of a reduction in revenue recognized until collection is reasonably assured because of the insufficiency of Tutopia's cash flows. Revenues relating to dial-up services decreased 70.0% for the three-month period ended September 30, 2002 to $0.3 million from $1.1 million as compared to same period for the preceding fiscal year, as a result of the sale of the Bolivian operations and sale of dial-up customers in Brazil and an expected decline as the Company continues to pursue its strategy of focusing on business clients and not individual dial-up consumers. Other revenues, which consist primarily of amounts earned from co-location services, equipment rental and earnings from revenue-sharing agreements with telecommunications carriers, decreased marginally to $0.3 million for the three-month period ended September 30, 2002 as compared with the three-month period ended September 30, 2001.

Cost of Revenues

IFX's cost of revenues primarily consists of costs incurred to carry customer traffic to and over the Internet. IFX leases lines that connect the Company's POPs to IFX's national hubs. The Company pays third party network providers for transit that allows IFX to transmit the Company's customers' information to or from the Internet. IFX also has other recurring telecommunications costs, including the cost of local telephone lines that customers use to reach IFX's network POPs and access the Company's services, and trans-oceanic fiber and satellite bandwidth costs to connect the national hubs to the Internet backbone through IFX's Miami facilities. Management expects total operating costs from providing Internet services to increase as capacity is increased to meet customer demand. The Company expects that costs of revenues should decline as a percentage of revenues as the Company expands its network facilities under long-term leases and as competition drives down the overall price of such services. Management also expects that cost of revenues should decrease as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

Gross profit increased to 49.3% of total revenues for the three-month period ended September 30, 2002 as compared with 45.0% of total revenues for the three-month period ended September 30, 2001. The increase in gross margin is primarily a result of management's continued efforts to reduce cost of revenues by increasing efficiencies of the Company's use of its network equipment, as well as solidifying IFX's leased network throughout Latin America, resulting in the reduction of third party costs.

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

General and administrative expenses decreased 19.5% to $5.2 million for the three-month period ended September 30, 2002 from $6.4 million as compared to the same period for the preceding fiscal year. The decrease is primarily from cost reduction programs initiated during fiscal 2002, despite the growth needed to support the increase in "core" product revenues during fiscal 2002. As a percentage of total revenues, general and administrative expenses decreased 8.1 percentage points to 92.8% for the three-month period ended September 30, 2002 from 100.9% for the three-month period ended September 30, 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses decreased $0.1 million to $0.3 million for the three-month period ended September 30, 2002 as compared with $0.4 million for the same period of fiscal year 2002 as management focused on generating dedicated connectivity revenues requiring lower marketing and selling costs. As a percentage of total revenues, sales and marketing expense decreased 1.5 percentage points to 5.2% for the three-month period ended September 30, 2002 from 6.7% for the same period of fiscal year 2002 as a result of the Company's marketing expenditures decreasing at a much faster pace than sales.

Depreciation and Amortization

A large component of the Company's depreciation and amortization expense is related to the amortization of the acquired customer base, which is being amortized over three years using the straight-line method. The acquired customer base results from the allocation of the price paid to acquire entities in fiscal years 2000 and 1999 that was in excess of the fair value of their net tangible assets. The Company expects the remaining capitalized cost of the acquired customer base as of September 30, 2002 to be fully amortized by December 31, 2002.

Depreciation expense is primarily related to telecommunications equipment, computers and network infrastructure. Assets are depreciated over their estimated useful lives, which generally range from three to five years.

Depreciation and amortization expense decreased $1.9 million to $1.7 million for the three-month period ended September 30, 2002 from $3.6 million as compared to same period of fiscal 2002. The reduction in depreciation and amortization expense is primarily due to the reduction in carrying value of assets under capitalized leases which occurred during fiscal 2002.

Other Income (Expense)

IFX earns interest income primarily by investing available cash in short-term securities. The Company incurs interest expense primarily as a result of lease financing transactions.

During the three-month period ended September 30, 2002, the Company reported $1.0 million of other expense, compared with other income of $3.6 million during the same period of fiscal 2002. Other expense in fiscal 2003 is primarily attributable to interest expense of $0.2 million , equity in the losses of Tutopia of $0.1 million, and the $0.4 million loss on the sale of a capital leased asset. Other income in fiscal 2002 includes a realization of the deferred gain on the sale of the Yupi investment of $4.5 million offset by interest expense of $0.6 million, and $0.2 million on the Company's share of losses resulting from its equity investment in Tutopia.

Income tax benefit (provision)

Income tax benefits or provision are recorded to the extent that the Company recorded a tax provision or benefit from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at September 30, 2002 and June 30, 2002.

Income (loss) from discontinued operations

For the three-month period ended September 30, 2002, the Company had income from discontinued operations of approximately $0.05 million, net of taxes, as compared with a loss of $0.03 million for the same period of fiscal 2002. The Company does not expect to realize any additional significant earnings or losses from these discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

Going Concern

The Company's working capital deficit increased by $1.4 million to a $10.9 million deficit at September 30, 2002 from a $9.5 million deficit at June 30, 2002. The Company's available cash remains at a level that substantially limits the Company's operations. Although the Company raised $1.1 million through the issuance of a convertible promissory note during the three-month period ended September 30, 2002 and $12.0 million through the sale of convertible preferred stock during fiscal 2002, the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $4.4 million for the quarter ended September 30, 2002 (compared with $7.6 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $1.6 million for the quarter ended September 30, 2002 (compared with a negative cash flow of $5.2 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

The Company is taking actions in an effort to improve cash flow, including: (1) reducing the scope of, selling or otherwise disposing of certain operations that require cash (e.g., Central American Operations); (2) selling equipment and other assets that should generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

In September 2002, the Company received $1.1 million from ROF/IFX, LLC ("ROF") in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D Preferred Stock or a new series of preferred stock (yet to be issued) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement among the Company, UBS Capital Americas III, L.P. and UBS Capital LLC, with an exchange ratio of 6 shares of common stock for each share of newly issued preferred stock.

In addition, as reported in the Company's Form 8-K dated November 8, 2002, on October 31, 2002, the Company received $2.9 million of funding from UBS Capital, its controlling shareholders, and executed two convertible promissory notes in that aggregate amount (the "Notes"). The Notes bear interest at the rate of 10% per annum and the principal and all accrued but unpaid interest are due and payable on September 30, 2007 ("Maturity Date"). At the option of the note holders, at any time prior to the Maturity Date, the outstanding principal amount of the Notes plus accrued and unpaid interest thereon may be converted into shares of Series D Preferred Stock at a conversion price equal to $1.20 per share of Series D Preferred Stock. The Series D Preferred Stock to be issued upon such conversion will have the same rights, preferences and privileges as the currently outstanding shares of Series D Preferred Stock. Under the terms of the Notes, once the note holders of a majority of the outstanding principal amount of the Notes have elected to convert, then all the remaining note holders shall be deemed to have also made such a conversion.

In the event the Company enters into an agreement ("Qualified Financing Purchase Agreement") which provides the Company with debt or equity financing in connection with the issuance of securities ("Qualified Financing Securities") by the Company consisting of IFX common stock or other securities that are convertible, exercisable or exchangeable into shares of IFX common stock, prior to the Maturity Date, at the option of the note holders, the principal amount of the Notes plus accrued and unpaid interest thereon may be converted, in whole and not in part, into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security set forth in the Qualified Financing Purchase Agreement.

The Company estimates that the $2.9 million of capital provided at the end of October should be adequate to support the cash needs through January 2003. Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $3.0 to $3.5 million. There can be no assurances, however, that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company' s inability to raise sufficient funds in the future would affect its ability to meet its working capital requirements, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company's customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

For the three-month period ended September 30, 2002, cash used by operating activities was approximately $1.6 million compared with cash used of $5.2 million for the same period of fiscal 2002. The cash used in operations is mainly related to the connectivity expenses of the Company's network, including payments under capacity lease agreements, operating leases, costs of personnel and related overhead and, to a lesser extent, sales, marketing and advertising costs. In addition, IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of September 30, 2002, the Company had approximately $0.5 million in cash and equivalents.

For the three-month period ended September 30, 2002, cash provided by financing activities was approximately $0.7 million compared with $1.0 million of cash used by financing activities for the same period of fiscal 2002. This increase in cash was a result of the $1.1 million convertible note payable from ROF (described above) and a reduction of $0.6 million in payments of capital lease obligations.

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

On October 17, 2002, NASDAQ staff notified IFX that it was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires IFX to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in stockholders' equity or a market capitalization of $35,000,000 or $500,000 of net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. The NASDAQ staff is reviewing IFX's eligibility for continued listing on the NASDAQ SmallCap Market and has requested IFX to provide by October 31, 2002, IFX's specific plan to achieve compliance with the listing requirements. IFX provided a response to NASDAQ on October 31, 2002, requesting the opportunity to provide NASDAQ with a further update at a later date.

If the shares of the Company's common stock were to be suspended or delisted from the NASDAQ system, it would be more difficult to dispose of the common stock or obtain accurate quotations as to the price of the securities. This, in turn, could also make it more difficult for the Company to issue securities pursuant to debt or equity offerings in the future.

Forward-Looking Statements

The statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "intends," "plans," "continue," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing, for example, the timing, costs and scope of the Company's acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in operating costs, the economic, political, currency and other risks associated with international operations, especially in Latin America, IFX's ability to attract significant additional financing and continue to incur losses and negative cash flow from operations, and other matters contained herein regarding matters that are not historical facts, are only predictions. In addition, the auditors' report on IFX's June 30, 2002 consolidated financial statements contained an explanatory paragraph relating to IFX's ability to continue as a going concern and NASDAQ staff has advised IFX that it is reviewing IFX's eligibility for continued listing on the NASDAQ SmallCap Market. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company's business, which, although the Company considers reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company's projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person. These estimates and projections may not be realized, and actual results may vary materially.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate and Inflation Risk

The Company's continuing operations are focused primarily in Latin America, subjecting IFX to certain political, economic and commercial risks and uncertainty not typically found in the United States. The Company's exposure to market risk is directly related to its role as a Latin American Internet services company. The Company's primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company's results of operations, assets, liabilities and/or equity. The value of local currencies generally fluctuate in foreign countries. This fluctuation can cause the Company to gain or lose on the translation of foreign currency to U.S. Dollars. For example, recent economic and political conditions in Argentina, Brazil, Colombia and Venezuela have contributed to significant fluctuations in the values of the currencies of those countries.

Interest Rate Risk

The Company's short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in market interest rates should not significantly affect the value of the Company's investments.

ITEM 4 - CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

The Company may be threatened with legal proceedings arising from its regular business activities. On February 28, 2002, IFX do Brazil Ltda, ("IFX Brazil") filed a lawsuit against IBM Leasing Brazil ("ILB") in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil's equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars resulted in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500, the return of unused equipment and compensation for installments already paid.

On August 18, 2002, the court denied IFX Brazil's claim and ordered IFX Brazil to pay attorney's fees of approximately $21,700. IFX Brazil appealed the verdict on September 3, 2002 and ILB responded to such appeal on September 30, 2002. No verdict on the appeal has been reached. On September 24, 2002, IFX Brazil was granted an injunction to prevent ILB from registering a complaint in Brazil that IFX Brazil was in default on the lease until there is a final decision on the appeal. Such injunction is subject to ILB response, which was filed on October 29, 2002.

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

On September 4, 2002, TELESC, an affiliate of Brasil Telecom, filed a credit enforcement suit in the Second Civil Court, Florianopolis, Brazil, to collect the confession of indebtedness executed by IFX Brazil in the amount of approximately $502,600. TELESC is a vendor to IFX Brazil and IFX Brazil had executed a promissory note in the amount claimed for services rendered to IFX Brazil by TELESC. IFX Brazil has not yet responded to this suit but approximately the full amount of the amount claimed has been reserved by IFX Brazil.

On October 23, 2002, the Finance Department of the Municipality of Sao Paulo made an administrative tax claim in the amount of approximately $424,700 for Imposto Sobre Servicos ("ISS") taxes asserted with respect to IFX Brazil's Internet services. IFX Brazil has until November 22, 2002 to respond to the claim. On January 29, 2001, IFX made a claim against the Municipality of Sao Paulo and obtained temporarily the suspension of the ISS tax. IFX's affirmative claim is currently on appeal at the Sao Paulo Fifth Civil Court on the basis that the Municipality is not authorized by the legislature to tax Internet services. IFX Brazil is awaiting the outcome of this appeal (which is expected in 2003) and intends to ask the Municipality in its November response to postpone further proceedings on the most recent claim until the final outcome of the appeal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         10.1 Payment and Release Agreement dated as of November 7, 2002 between the Company and Howard F. Zuckerman

  (b)  Reports on Form 8-K

The Company filed reports on Form 8-K on October 23, 2002 with respect to its fiscal year 2002 financial results press release and on November 8, 2002 with respect to its issuance of notes to UBS Capital and its revised employment agreements with certain executive officers of IFX.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IFX CORPORATION
(Registrant)

Dated:   November 14, 2002                 By: /S/ MICHAEL SHALOM
                                           ----------------------
                                           Michael Shalom
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated:   November 14, 2002                 By: /S/ JOEL M. EIDELSTEIN
                                           ---------------------------
                                           Joel M. Eidelstein
                                           Chairman of the Board, President and
                                           Interim Chief Financial Officer
                                           (Principal Financial Officer)

                                 CERTIFICATIONS

I, Michael Shalom, do hereby certify that:

(1) I have reviewed the September 30, 2002 quarterly report on Form 10-Q filed by IFX Corp. (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the condensed financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this quarterly report.

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     (iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      -------------------------
/s/ Michael Shalom
-------------------------------
Chief Executive Officer
-------------------------------

I, Joel M. Eidelstein, do hereby certify that:

(1) I have reviewed the September 30, 2002 quarterly report on Form 10-Q filed by IFX Corp. (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the condensed financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this quarterly report.

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     (iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
     --------------------------------
/s/ Joel M. Eidelstein
-------------------------------------
Chairman of the Board, President and
Interim Chief Financial Officer

                                 Exhibit Index

                              Exhibit Description

Exhibit
Number

10.1 Payment and Release Agreement dated as of November 7, 2002 between the Company and Howard F. Zuckerman