Form 10-Q
period 2002-12-31
IFX CORP
filed 2003-02-14
CIK 792861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number 0-15187

IFX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	36-3399452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15050 NW 79th Court, Ste. 200

Miami Lakes, Florida 33016

(Address of principal executive officers) (Zip code)

(305) 512-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock: $.02 Par Value, 11,963,399 shares outstanding as of January 31, 2003.

IFX CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

IFX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$767,500	$1,782,400
Receivables, net of allowance for doubtful accounts of $641,000 and $578,600 at December 31, 2002 and June 30, 2002, respectively	3,137,000	2,699,100
Due from related party	85,100	271,800
Prepaid expenses and other current assets	450,700	427,900

Total current assets	4,440,300	5,181,200

Property and equipment, net	5,187,500	8,909,200

Other assets:
Acquired customer base, net	—	266,600
Investments	209,100	402,600
Foreign value added taxes recoverable	1,055,400	1,129,000
Prepaid service agreements	1,890,100	500,600
Other assets	554,800	585,500

Total other assets	3,709,400	2,884,300

Total assets	$13,337,200	$16,974,700

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,384,700	$9,556,600
Accrued expenses	2,415,700	2,635,200
Current portion of capital lease obligations	1,070,300	1,809,200
Deferred revenues	550,800	597,400
Net liabilities of discontinued operations	431,000	73,400
Foreign value added taxes payable	67,500	21,000

Total current liabilities	13,920,000	14,692,800

Long-term liabilities:
Notes payable and other long-term liabilities	282,700	347,800
Convertible notes payable	4,000,000	—
Capital lease obligations, less current portion	355,000	489,000

Total long-term liabilities	4,637,700	836,800

Total liabilities	18,557,700	15,529,600

Stockholders’ equity (deficit):
Preferred stock, convertible $1.00 par value; 40,000,000 shares authorized, 16,007,980 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	52,775,900	52,775,900
Common stock, $ .02 par value; 110,000,000 shares authorized, 11,963,399 and 12,099,095 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	239,300	242,000
Additional paid-in capital	76,454,500	76,610,200
Treasury stock	—	(150,000)
Accumulated deficit	(132,894,200)	(124,012,100)
Accumulated other comprehensive loss	(1,763,500)	(2,000,300)
Deferred compensation	(32,500)	(2,020,600)

Total stockholders’ equity (deficit)	(5,220,500)	1,445,100

Total liabilities and stockholders’ equity (deficit)	$13,337,200	$16,974,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

IFX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
REVENUES:
Dedicated line services	$3,548,400	$2,998,600	$6,812,200	$5,684,800
Dial-up services	244,000	1,075,000	576,400	2,184,000
Web hosting and design services	221,100	276,200	428,400	560,900
Sales to related party	1,652,800	1,994,600	3,168,600	3,989,400
Other	248,100	499,700	519,300	812,000

Total revenues	5,914,400	6,844,100	11,504,900	13,231,100

Cost of revenues	2,957,700	3,586,500	5,792,400	7,100,400

Gross profit	2,956,700	3,257,600	5,712,500	6,130,700

OPERATING EXPENSES:
General and administrative	4,657,200	7,784,600	9,843,900	14,230,700
Sales and marketing	264,200	325,100	557,200	750,300
Depreciation and amortization	1,523,300	3,094,200	3,178,200	6,649,600

Total operating expenses	6,444,700	11,203,900	13,579,300	21,630,600

Operating loss from continuing operations	(3,488,000)	(7,946,300)	(7,866,800)	(15,499,900)

OTHER INCOME (EXPENSE):
Interest income	2,200	19,900	11,600	81,800
Interest expense	(193,200)	(626,700)	(357,500)	(1,223,400)
Gain on sale of investments	—	—	—	4,451,900
Equity in net loss of investee	(94,000)	(276,000)	(242,500)	(515,500)
Loss on sale of capital leased asset	—	—	(370,800)	—
Other, net	46,100	(68,200)	(254,700)	(110,100)

Total other income (expense), net	(238,900)	(951,000)	(1,213,900)	2,684,700

Loss from continuing operations before income taxes	(3,726,900)	(8,897,300)	(9,080,700)	(12,815,200)
Income tax benefit	43,400	522,600	69,500	504,400

Loss from continuing operations	(3,683,500)	(8,374,700)	(9,011,200)	(12,310,800)
Income from discontinued operations, net of taxes	80,700	971,100	129,100	936,600

Net loss	$(3,602,800)	$(7,403,600)	$(8,882,100)	$(11,374,200)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Loss from continuing operations	$(0.31)	$(0.59)	$(0.75)	$(0.86)
Discontinued operations	0.01	0.07	0.01	0.06

Net loss per share	$(0.30)	$(0.52)	$(0.74)	$(0.80)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,963,399	14,276,495	12,049,735	14,276,495

The accompanying notes are integral part of the condensed consolidated financial statements.

IFX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,882,100)	$(11,374,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,911,600	5,326,600
Amortization	266,600	1,430,700
Stock related compensation	1,931,400	2,099,000
Bad debt expense	131,500	576,800
Gain on sale of investment	—	(4,451,900)
Equity in net loss of investee	242,500	515,500
Gain on sale of subsidiaries	(173,100)	—
Loss on sale of capital leased asset	370,800	—
Impairment of acquired customer base	—	670,200
Change in net liabilities of discontinued operations	352,000	(1,740,100)
Changes in operating assets and liabilities:
Receivables	(871,200)	(1,505,200)
Due from related party	242,900	(499,100)
Prepaid expenses and other current assets	(33,700)	383,400
Prepaid service agreements	(1,389,500)	—
Other assets	(91,100)	(69,200)
Foreign value added taxes, net	82,200	(331,200)
Accounts payable and accrued expenses	1,129,300	377,100
Deferred revenues	6,700	649,000

Cash used in operating activities	(3,773,200)	(7,942,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(3,700)
Proceeds from sale of subsidiaries	175,800	—
Purchases of property and equipment	(667,200)	(2,076,600)

Cash used in investing activities	(491,400)	(2,080,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and other long-term liabilities	4,000,000	4,600,000
Payments of capital lease obligations	(649,000)	(1,659,900)

Cash provided by financing activities	3,351,000	2,940,100

Effect of exchange rate changes on cash and cash equivalents	(101,300)	(54,600)

Net decrease in cash and cash equivalents	(1,014,900)	(7,137,400)
Cash and cash equivalents, beginning of period	1,782,400	7,647,700

Cash and cash equivalents, end of period	$767,500	$510,300

Supplemental disclosure of cash flow information:
Cash paid for interest	$273,800	$1,231,400

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease obligations	$—	$1,280,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

IFX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

1.    BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Operating results for the interim reporting periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The condensed consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as “IFX”, or the “Company”). Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2002 presentation. All significant intercompany transactions have been eliminated in consolidation.

IFX provides Internet network connectivity services and offers a broad range of Internet-related services to Internet service providers, multinational corporations, telecommunications carriers, small to medium-sized businesses and, to a lesser extent, individual consumers, in Latin America. IFX operates networks in Argentina, Brazil, Chile, Colombia, Mexico, Panama, Uruguay, Venezuela and the United States. The Company also operates networks in Guatemala, which the Company plans to sell or otherwise dispose of during fiscal 2003. As of December 1, 2002, the Company sold its operations in El Salvador, Honduras and Nicaragua. The Company began accounting for its operations in Guatemala, El Salvador, Honduras and Nicaragua (collectively, the “Central American Operations”) as discontinued operations during the quarter ended September 30, 2002. Accordingly, the Company reclassified prior periods to reflect this change. This reclassification had no effect on the Company’s loss or loss per share as previously reported. Excluding the Central American Operations, IFX has over 50 Company-owned Points of Presence (“POPs”) and 370 employees in the United States and Latin America.

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

Revenues related to amounts received under revenue sharing agreements with telecommunications companies are generally recognized when such services are utilized by the Company’s end users. Revenues related to sales to Tutopia.com, Inc. (“Tutopia”) are generally not recognized until collection is reasonably assured because of the insufficiency of Tutopia’s cash flows.

During the six-month period ended December 31, 2002, the Company entered into certain non-monetary (barter) transactions with unrelated third parties for which revenues of approximately $311,400 were recorded in the condensed consolidated statement of operations with a corresponding amount recognized in cost of revenues. The barter transactions primarily consist of exchange for connectivity related services between the Company and telecommunication providers. Fair value of such exchanges is determined based on the amount the Company is charging or is charged for similar services.

Impairment of Long-Lived Assets

The Company accounts for the possible impairment of long-lived assets in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of future cash flows is less than the carrying amount of the asset, an impairment charge is recorded.

Comprehensive Loss

During the three-month periods ended December 31, 2002 and 2001, the Company’s comprehensive loss was $3.8 million and $7.9 million, respectively, compared with a net loss of $3.6 million and $7.4 million, respectively. During the six-month periods ended December 31, 2002 and 2001, the Company’s comprehensive loss was $8.6 and $12.3 million, respectively, compared with net loss of $8.9 million and $11.4 million, respectively. The primary difference between comprehensive loss and net loss was due to foreign currency translation adjustments.

Computation of Earnings or Loss per Common Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of preferred stock. Approximately 45.3 million and 14.8 million shares of potentially dilutive securities have been excluded from the calculation of diluted loss per share for the three-month periods ended December 31, 2002 and 2001, respectively, since their effect would have been anti-dilutive.

Investments

The Company uses the equity method to account for its less than 50% interest in Tutopia. Under the equity method, the Company’s proportionate share of Tutopia’s net losses is included in the Company’s condensed consolidated statements of operations. The Company periodically evaluates its investment in Tutopia for indications of impairment such as, recent security sales, deterioration of financial condition, near-term prospects for financial improvement, and other relevant factors. As a result of such analysis, the Company reduced the carrying value of its investment in Tutopia by approximately $1.7 million during the fourth quarter of fiscal 2002. Management estimated the amount of the impairment by comparing a recent sale of Tutopia preferred stock with that of the carrying value of its investment in Tutopia. Tutopia is controlled by UBS Capital Americas III, L.P. and UBS Capital LLC (collectively “UBS Capital”), which also have a controlling interest in IFX.

Foreign Currency Translation

The functional currency of the Company’s active subsidiaries is the local currency. Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and reported in accumulated other comprehensive income (loss), a separate component of consolidated stockholders’ equity (deficit). Gains and losses attributable to other intercompany transactions are included in results of operations.

2.    GOING CONCERN AND LIQUIDITY ASSESSMENT

The Company’s working capital deficit at December 31, 2002 and at June 30, 2002 was $9.5 million. The Company’s available cash remains at a level that substantially limits the Company’s operations. Although the Company raised $4.0 million through the issuance of convertible promissory notes during the six-month period ended December 31, 2002 (as described more fully below) the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $7.9 million for the six-month period ended December 31, 2002 (compared with $15.5 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $3.8 million for the six-month period ended December 31, 2002 (compared with a negative cash flow of $7.9 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

The Company is taking actions in an effort to improve cash flow, including: (1) reducing the scope of, selling or otherwise disposing of certain operations that have operating cash flow deficiencies; (2) selling equipment and other assets that should generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

In September 2002, the Company received $1.1 million from ROF/IFX, LLC (“ROF”) in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D Preferred Stock or Qualified Financing Securities (defined below) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement (the “Put Preferred Stock”) among the Company and UBS Capital, with an exchange ratio of 6 shares of common stock for each share of newly issued Put Preferred Stock. On October 10, 2002, ROF submitted to the Company a share certificate representing 400,000 shares of IFX common stock pursuant to its right to exchange those shares for shares of Put Preferred Stock. In December 2002, the Company and ROF agreed to delay the issuance of the Company Put Preferred Stock until a later date. These 400,000 common shares are still considered issued and outstanding in the accompanying condensed consolidated financial statements. IFX has an obligation to issue the shares of Put Preferred Stock, which have not been issued, in exchange for the common shares. In addition, on November 14, 2002, ROF elected to convert the principal and unpaid interest through this date to the form of note provided to UBS Capital dated October 31, 2002 (further described below).

In addition, as reported in the Company’s Form 8-K dated November 8, 2002, on October 31, 2002, the Company received $2.9 million of funding from UBS Capital, its controlling shareholder, and executed two convertible promissory notes in that aggregate amount (the “Notes”). The Notes bear interest at the rate of 10% per annum and the principal and all accrued but unpaid interest are due and payable on September 30, 2007 (“Maturity Date”). At the option of the note holders, at any time prior to the Maturity Date, the outstanding principal amount of the Notes plus accrued and unpaid interest thereon may be converted into shares of Series D Preferred Stock at a conversion price equal to $1.20 per share of Series D Preferred Stock. The Series D Preferred Stock to be issued upon such conversion will have the same rights, preferences and privileges as the currently outstanding shares of Series D Preferred Stock. Under the terms of the Notes, once the note holders of a majority of the outstanding principal amount of the Notes have elected to convert, then all the remaining note holders shall be deemed to have also made such a conversion.

In the event the Company enters into an agreement (“Qualified Financing Purchase Agreement”) which provides the Company with debt or equity financing in connection with the issuance of securities (“Qualified Financing Securities”) by the Company consisting of IFX common stock or other securities that are convertible, exercisable or exchangeable into shares of IFX common stock, prior to the Maturity Date, at the option of the note holders, the principal amount of the Notes plus accrued and unpaid interest thereon may be converted, in whole and not in part, into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security set forth in the Qualified Financing Purchase Agreement.

The Company estimates that the $2.9 million of capital provided at the end of October should be adequate to support its cash needs through February 2003. Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $2.0 million. Although the Company is currently in discussions with UBS Capital, there can be no assurances that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company’s inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company’s customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.    PREPAID SERVICE AGREEMENTS

During fiscal 2002, the Company entered into various agreements to lease network capacity between Miami, Florida and several cities in South America through separate indefeasible rights of use (“IRU”) for each STM-1 circuit, with lease payments due over 36 months. The agreements state that the lessor will provide the Company with portability of the STM-1s to the extent that there is capacity on the lessor’s network. At its option, the Company has the right to terminate such lease agreements prior to expiration, subject to certain predefined penalties. Future minimum payments under these agreements as of December 31, 2002 (net of amounts related to certain waived periods) are treated as operating lease obligations, which total approximately $8.2 million. The 36-month leases will convert into 15-year IRUs on the payment by the Company of the purchase option amount at the end of the lease. The STM-1s are being amortized on a straight-line basis over an estimated useful life of 10 years. The Company is currently in discussions with the provider in an attempt to reduce the amount of the monthly lease payments and extend the period in which the lease payments are made and modify certain other provisions of the agreement. There can be no assurance the Company will be successful in this renegotiation.

4.    CONVERTIBLE NOTES PAYABLE

In September 2002, the Company received $1.1 million from ROF in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D Preferred Stock or a new series of preferred stock (yet to be issued) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement (the “Put Preferred Stock”) among the Company and UBS Capital, with an exchange ratio of 6 shares of common stock for each share of newly issued Put Preferred Stock. On October 10, 2002, ROF submitted to the Company a share certificate representing 400,000 shares of IFX common stock pursuant to its right to exchange those shares for shares of Put Preferred Stock. Accordingly, in December 2002, the Company and ROF agreed to delay the issuance of the Company Put Preferred Stock until a later date. These 400,000 common shares are still considered issued and outstanding in the accompanying condensed consolidated financial statements. IFX has an obligation to issue the shares of Put Preferred Stock, which have not been issued, in exchange for the common shares. In addition, on November 14, 2002, ROF elected to convert the principal and unpaid interest through this date to the form of note provided to UBS Capital dated October 31, 2002 (further described below).

On October 31, 2002, the Company issued to each of UBS Capital Americas III, L.P. and UBS Capital LLC (collectively, the “Purchasers”) a Convertible Promissory Notes of $2,755,000 and $145,000, respectively (together, the “Notes”). The Notes mature on September 30, 2007 (the “Maturity Date”), and carry an interest rate of ten percent per annum. At any time prior to the Maturity Date, the Purchasers can convert the principal amount of the Notes plus accrued and unpaid interest into shares of the Registrant’s Series D Convertible Preferred Stock (or, if necessary under Delaware law, a new class of preferred stock having the same rights, preferences, and privileges as the Series D Convertible Preferred Stock) at a conversion price equal to $1.20 per share (as adjusted for stock splits, combinations, stock dividends and the like) of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock to be issued upon any such conversion shall have the same rights, preferences and privileges as the shares of the Series D Convertible Preferred Stock issued in the Company’s Series D financing. In the event that the Purchasers do not own Company common stock at the time of the conversion to Series D Convertible Preferred Stock pursuant to the Notes, then in lieu of the “common to preferred” conversion right provided under the terms of the Series D financing, and in addition to the shares of Series D Convertible Preferred Stock issuable as stated above, the Purchasers shall receive 0.0342 shares of Series D Convertible Preferred Stock for each dollar of the Notes plus accrued and unpaid interest converted. Alternatively, in the event that the Company enters into an agreement to issue Qualified Financing Securities prior to the Maturity Date, then the Purchasers can convert the principal amount of the Notes plus accrued and unpaid interest into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security. A Qualified Financing Security is a security issued by IFX pursuant to an agreement executed after October 31, 2002 that provides IFX debt or equity financing in connection with the issuance of securities by IFX consisting of common stock or other securities that are convertible, exercisable, or exchangeable into shares of the IFX’s common stock.

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

6.    DISCONTINUED OPERATIONS

Income from discontinued operations primarily consists of amounts received under earn-out agreements that were based on the financial performance of entities divested prior to July 1, 2000. During the six-month periods ended December 31, 2002, IFX received a $0.4 million litigation settlement related to these discontinued operations. In the future, the Company does not expect to receive any additional significant earnings from its discontinued operations.

As of December 1, 2002, the Company sold the shares of stock in its subsidiaries in El Salvador, Honduras and Nicaragua to AMNET Teleport El Salvador, Limited (“AMNET”) for $150,000. AMNET is currently holding $20,000 of the sales price in escrow until the Company’s subsidiary in El Salvador obtains a certain telecommunications license from the local authorities. The Company recorded a gain of approximately $127,000 as a result of this transaction which is included in income from disco operations. The Company also operates a network in Guatemala, which the Company plans to sell or otherwise dispose of during fiscal 2003 and has been included in discontinued operations for all periods presented. The revenues, net loss and net loss per share from these Central American Operations included in income from discontinued operations, net of taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues	$441,400	$574,100	$999,200	$1,216,900

Net loss	$(43,200)	$(364,800)	$(384,500)	$(723,900)

Net loss per share	$—	$(0.03)	$(0.03)	$(0.05)

As a result of this plan to dispose of the Central American Operations, the Company began accounting for the Central American Operations as discontinued operations during the quarter ended September 30, 2002 in accordance with SFAS No. 144. Accordingly, the Company reclassified certain items in, prior periods, including the June 30, 2002 balance sheet, to reflect this change. This reclassification had no effect on the Company’s net loss or net loss per share as previously reported.

The information set forth in the remaining notes to condensed consolidated financial statements relates to continuing operations unless otherwise specified.

7.    INCOME TAX BENEFIT

Income tax benefit consists of the utilization of net operating losses against income from discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at December 31, 2002 and June 30, 2002.

8.    CONTINGENCIES

The Company may be threatened with legal proceedings arising from its regular business activities. As reported in the Company’s September 30, 2002 10-Q Report, on February 28, 2002, IFX do Brazil Ltda, (“IFX Brazil”) filed a lawsuit against IBM Leasing Brazil (“ILB”) in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil’s equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars resulted in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500, the return of unused equipment and compensation for installments already paid.

On August 18, 2002, the court denied IFX Brazil’s claim and ordered IFX Brazil to pay attorney’s fees of approximately $21,700. IFX Brazil appealed the verdict on September 3, 2002 and ILB responded to such appeal on September 30, 2002. No verdict on the appeal has been reached. On September 24, 2002, IFX Brazil was granted an injunction to prevent ILB from registering a complaint in Brazil that IFX Brazil was in default on the lease until there is a final decision on the appeal. On October 29, 2002 ILB filed a response to the injunction whereby it requested the Court’s immediate reconsideration of the injunction. The Court however denied ILB’s request.

As reported in the Company’s September 30, 2002 10-Q Report, on October 23, 2002, the Finance Department of the Municipality of Sao Paulo, Brazil made an administrative tax claim in the amount of approximately $424,700 for Imposto Sobre Servicos (“ISS”) taxes asserted with respect to IFX Brazil’s Internet services. IFX Brazil responded to the claim on November 22, 2002 and is waiting for the Municipality response to IFX Brazil’s administrative defense. On January 29, 2001, IFX made a claim against the Municipality of Sao Paulo and obtained temporarily the suspension of the ISS tax. IFX’s affirmative claim is currently on appeal at the Sao Paulo Fifth Civil Court on the basis that the Municipality is not authorized by the legislature to tax Internet services. IFX Brazil is awaiting the outcome of this appeal (which is expected in 2003) and asked the Municipality in its November response to postpone further proceedings on the most recent claim until the final outcome of the appeal. Based on consultations with Brazilian counsel handling this matter, the Company believes the ultimate liability, if any, resulting from this proceeding should not have a material effect on the financial position or results of operations of the Company.

As reported in the Company’s September 30, 2002 10-Q Report, on September 4, 2002, TELESC, an affiliate of Brasil Telecom S.A. filed a credit enforcement suit in the Second Civil Court, Florianopolis, Brazil, to collect the confession of indebtedness executed by IFX Brazil in the amount of approximately $502,600. TELESC is a vendor to IFX Brazil and IFX Brazil had executed a promissory note in the amount claimed for services rendered to IFX Brazil by TELESC. On January 31, 2003, IFX Brazil was summonsed in the credit enforcement suit. IFX Brazil is vigorously defending against the suit and is requesting that the court require that TELESC recognize the installment payment agreement entered into by the parties. The full amount of the claim has been reserved by IFX Brazil.

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

Selected unaudited financial information for the three and six month periods ended December 31, 2002 and 2001 by segment is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	($’s in thousands)		($’s in thousands)
	(Unaudited)		(Unaudited)
Revenues:
Argentina	$632	$1,558	$1,204	$3,126
Brazil	1,083	1,662	2,162	3,309
Chile	1,219	940	2,344	1,817
Colombia	1,264	796	2,329	1,071
Mexico	512	665	1,072	1,293
Venezuela	569	598	1,097	1,135
United States and all other	635	625	1,297	1,480

Total revenue	$5,914	$6,844	$11,505	$13,231

Income (loss) from continuing operations before income taxes:
Argentina	$(146)	$91	$(296)	$185
Brazil	(612)	(1,449)	(1,350)	(2,122)
Chile	39	79	(35)	68
Colombia	(266)	(13)	(465)	(395)
Mexico	(250)	(465)	(590)	(727)
Venezuela	31	(327)	(358)	(546)
United States and all other	(2,523)	(6,813)	(5,987)	(9,278)

Total	$(3,727)	$(8,897)	$(9,081)	$(12,815)

*	Allocation of total revenues and income (loss) from continuing operations before income taxes between the reportable segments as of December 31, 2001 has been reclassified to conform to the presentation as of December 31, 2002.

Included in the above table are revenues from services provided to Tutopia of approximately $1.7 million and $2.0 million for the three-month periods ended December 31, 2002 and 2001, respectively, or approximately 27.9% and 29.1% of IFX’s total revenues, respectively. Also in the above table are included revenues from services provided to Tutopia of approximately $3.2 million and $4.0 million for the six-month periods ended December 31, 2002 and 2001, respectively, or approximately 27.5% and 30.2% of IFX’s total revenues, respectively.

Selected unaudited financial information as of December 31, 2002 and 2001 by segment is presented below (in thousands):

	December 31,
	2002	2001
	($’s in thousands) (Unaudited)
Assets:
Argentina	$1,043	$1,302
Brazil	5,572	5,518
Chile	996	1,723
Colombia	1,718	1,545
Mexico	623	2,839
Venezuela	842	1,977
United States and all other	2,543	22,810

Total assets	$13,337	$37,714

* Allocation of total assets between the reportable segments as of December 31, 2001 has been reclassified to conform to the presentation as of December 31, 2002.

IFX entered into an agreement to sell the stock of its Bolivian subsidiary as of January 1, 2002 to the original shareholders of this subsidiary. Prior to that date, the Company’s Bolivian operation had been treated as a reportable segment. Amounts related to Bolivia and its operations for the period ended December 31, 2001 are included in United States and All Other in the above segment information.

In August 2002, IFX partially sold the Company’s Brazilian dial-up subscribers from Sao Paulo to an unrelated third party. Under the terms of the sale, the amount of proceeds to be received by the Company will be dependent on the number of dial-up subscribers that successfully migrate to the system of the purchaser. A gain of approximately $0.1 million has been recorded as of December 31, 2002 related to this transaction.

The Company operates networks in Guatemala that it plans to sell or otherwise dispose of during fiscal year 2003. As of December 1, 2002 the company sold its operations in El Salvador, Honduras and Nicaragua. The Company began accounting for these Central American Operations as discontinued operations during the quarter ended September 30, 2002. Amounts related to the Central American Operations for the period ended December 31, 2002 and 2001 are included in United States and All Other in the above segment information.

10.    TUTOPIA OPERATING RESULTS

In September 2000, the Company’s voting interest in Tutopia, was reduced from approximately 85% to less than 50%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method.

During the three and six-month periods ended December 31, 2002, IFX derived approximately 27.9% and 27.5%, respectively, of its revenue from Tutopia. As of December 31, 2002, IFX has net accounts receivable from Tutopia of approximately $85,100.

The unaudited operating results of Tutopia are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues	$2,244,500	$2,966,000	$4,115,200	$5,483,500
Operating expenses	3,143,700	5,177,900	6,439,000	9,627,300

Operating loss	$(899,200)	$(2,211,900)	$(2,323,800)	$(4,143,800)

Net loss	$(898,900)	$(2,208,000)	$(2,320,100)	$(4,124,000)

For the three and six-month periods ended December 31, 2002, IFX recognized $94,000 and $242,500 respectively, of losses related to its proportionate share of Tutopia’s losses.

Selected unaudited financial information from Tutopia’s balance sheet is as follows:

	December 31, 2002	December 31, 2001
	(Unaudited)
Current assets	$815,700	$1,795,500
Total assets	1,591,900	2,866,800

Current liabilities	5,092,800	1,983,300
Total liabilities	5,105,300	1,983,300
Stockholders’ equity (deficit)	$(3,513,400)	$883,500

11. AGREEMENT WITH T1msn

On March 15, 2002, IFX entered into a binding term sheet agreement to provide T1msn, Corp. (“T1msn”) with Internet access services for its dial-up access service in Argentina and Chile, and potentially for other Latin American markets. T1msn is a joint venture between Microsoft Corp. and Telefonos de Mexico, S.A. de C.V. The access services include “free” Internet access in certain countries and fee-for use Internet access in other jurisdictions, as well as technical support for those services. As of December 31, 2002, IFX was providing service for T1msn end users in Argentina, Chile, El Salvador, Guatemala, Panama and Venezuela. Under the agreement, IFX and T1msn will share time-on-line revenues attributable to the access service provided to T1msn’s end users. Also, under the terms of the agreement, IFX has provided a service level agreement committing to maintain its network to specified standards.

Under a document executed by the Company on December 26, 2002, the term sheet agreement will expire on February 28, 2003, if not otherwise extended, if the parties have not entered into definitive transaction documents by that date. It is anticipated that the definitive agreement will have a term of one year from the effective date of such agreement with elections for T1msn to renew for eight additional six-month periods.

As part of its binding term sheet agreement with T1msn, IFX will grant to T1msn warrants potentially enabling T1msn to acquire up to 15% of the common stock of IFX (approximately 8.6 million warrants as of December 31, 2002, treating preferred shares on an “as converted” basis) if certain performance and contract renewal provisions are met by T1msn. Determination of the number of warrants would be made at the date of the definitive agreement. The definitive agreement may provide T1msn with an increased share of time-on-line revenues instead of some or all of the warrants.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The Company’s condensed consolidated balance sheets and condensed consolidated statements of operations in this quarterly report include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as “IFX”, or the “Company”).

Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. The information provided below should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K discussed above and the condensed consolidated financial statements and notes thereto for the three and six-month periods ended December 31, 2002 and 2001 contained elsewhere herein.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires IFX to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between the Company’s estimates and the actual results, IFX’s future results of operations may be affected. Management believes the following critical accounting policies require the Company to make significant judgments and estimates in the preparation of its condensed consolidated financial statements:

•	Revenue recognition;

•	Impairment of long-lived assets.

Revenue Recognition

The Company recognizes revenue when each of the following criteria is met;

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

Revenue is recognized on the majority of the services offered by the Company as its customers utilize such services. Generally, the Company’s sales transactions are not multi-element and do not subject the Company to significant credit risk; thus management is reasonably assured of collection at the time the services are utilized by the customer. The Company’s services are generally fixed price. In addition, when services require a contract, revenue is not recognized until such contract has been executed and is enforceable. Revenues related to sales to Tutopia (a related party) are generally not recognized until collection is reasonably assured because of the insufficiency of Tutopia’s cash flows.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144. If indicators are present, the Company computes the estimated impairment based on the difference between the carrying value of an asset and the estimated cash flows to be received over the remaining useful life of the respective asset or related group of assets. Estimated cash flows are determined based upon management’s projections of operating performance and are consistent with those utilized in obtaining funding. If management’s revenue and cost reduction projections are not met, the Company may incur additional impairments of long-lived assets in the future.

Going Concern

The Company’s working capital at December 31, 2002 and at June 30, 2002 was $9.5 million. The Company’s available cash remains at a level that substantially limits the Company’s operations. Although the Company raised $4.0 million through the issuance of convertible promissory notes during the six-month period ended December 31, 2002, the Company continues to incur losses and operating cash flow deficiencies.

The Company has experienced operating losses amounting to $7.9 million for the six-month period ended December 31, 2002 (compared with $15.5 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $3.8 million for the six-month period ended December 31, 2002 (compared with a negative cash flow of $7.9 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

The Company is taking actions in an effort to improve cash flow, including: (1) reducing the scope of, selling or otherwise disposing of certain operations that have operating cash flow deficiencies; (2) selling equipment and other assets that should generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

In September 2002, the Company received $1.1 million from ROF in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D Preferred Stock or Qualified Financing Securities (defined below) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement (the “Put Preferred Stock”) among the Company and UBS Capital, with an exchange ratio of 6 shares of common stock for each share of newly issued Put Preferred Stock. On October 10, 2002, ROF submitted to the Company a share certificate representing 400,000 shares of IFX common stock pursuant to its right to exchange those shares for shares of Put Preferred Stock. In December 2002, the Company and ROF agreed to delay the issuance of the Company Put Preferred Stock until a later date. These 400,000 common shares are still considered issued and outstanding in the accompanying condensed consolidated financial statements. IFX has an obligation to issue the shares of Put Preferred Stock, which have not been issued, in exchange for the common shares. In addition, on November 14, 2002, ROF elected to convert the principal and unpaid interest through this date to the form of note provided to UBS Capital dated October 31, 2002 (further described below).

In addition, as reported in the Company’s Form 8-K dated November 8, 2002, on October 31, 2002, the Company received $2.9 million of funding from UBS Capital, its controlling shareholder, and executed two convertible promissory notes in that aggregate amount (the “Notes”). The Notes bear interest at the rate of 10% per annum and the principal and all accrued but unpaid interest are due and payable on September 30, 2007 (“Maturity Date”). At the option of the note holders, at any time prior to the Maturity Date, the outstanding principal amount of the Notes plus accrued and unpaid interest thereon may be converted into shares of Series D Preferred Stock at a conversion price equal to $1.20 per share of Series D Preferred Stock. The Series D Preferred Stock to be issued upon such conversion will have the same rights, preferences and privileges as the currently outstanding shares of Series D Preferred Stock. Under the terms of the Notes, once the note holders of a majority of the outstanding principal amount of the Notes have elected to convert, then all the remaining note holders shall be deemed to have also made such a conversion.

In the event the Company enters into an agreement (“Qualified Financing Purchase Agreement”) which provides the Company with debt or equity financing in connection with the issuance of securities (“Qualified Financing Securities”) by the Company consisting of IFX common stock or other securities that are convertible, exercisable or exchangeable into shares of IFX common stock, prior to the Maturity Date, at the option of the note holders, the principal amount of the Notes plus accrued and unpaid interest thereon may be converted, in whole and not in part, into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security set forth in the Qualified Financing Purchase Agreement.

The Company estimates that the $2.9 million of capital provided at the end of October should be adequate to support its cash needs through February 2003. Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $2.0 million. Although the Company is currently in discussions with UBS Capital there can be no assurances that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company’s inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company’s customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Analytical Summary of Condensed Consolidated Statements of Operations (Unaudited)

The following table sets forth, for the three and six-month periods ended December 31, 2002 and 2001, the percentage of total revenues represented by certain items in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
Dedicated line services	60.0%	43.8%	59.2%	43.0%
Dial-up services	4.1	15.7	5.0	16.5
Web hosting and design services	3.7	4.0	3.7	4.2
Sales to related party	27.9	29.1	27.5	30.2
Other	4.3	7.4	4.6	6.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	50.0	52.4	50.3	53.7

Gross profit	50.0	47.6	49.7	46.3

Operating Expenses:
General and administrative	78.7	113.7	85.6	107.5
Sales and marketing	4.5	4.8	4.8	5.7
Depreciation and amortization	25.8	45.2	27.6	50.2

Total operating expenses	109.0	163.7	118.0	163.4

Operating loss from continuing operations	(59.0)	(116.1)	(68.3)	(117.1)
Total other income (expense), net	(4.0)	(13.9)	(10.6)	20.2

Loss from continuing operations before income taxes	(63.0)	(130.0)	(78.9)	(96.9)
Income tax benefit	0.7	7.6	0.6	3.8

Loss from continuing operations	(62.3)	(122.4)	(78.3)	(93.1)
Income from discontinued operations, net of taxes	1.4	14.2	1.1	7.1

Net loss	(60.9)%	(108.2)%	(77.2)%	(86.0)%

CONTINUING OPERATIONS

As a result of its plan to dispose of the Central American Operations, the Company began accounting for the Central American Operations as discontinued operations during the quarter ended September 30, 2002 in accordance with SFAS No. 144. Accordingly, the Company reclassified certain items in, prior periods, including the June 30, 2002 balance sheet, to reflect this change. This reclassification had no effect on the Company’s net loss or net loss per share as previously reported.

As of December 1, 2002, the Company sold the shares of stock in its subsidiaries in El Salvador, Honduras and Nicaragua to AMNET Teleport El Salvador, Limited (“AMNET”) for $150,000. AMNET is currently holding $20,000 of the sales price in escrow until the Company’s subsidiary in El Salvador obtains a certain telecommunications license from the local authorities. The Company recorded a gain of approximately $127,000 as a result of this transaction. The Company also operates a network in Guatemala, which the Company plans to sell or otherwise dispose of during fiscal 2003 and has been included in discontinued operations for all periods presented.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues

        Management plans to grow IFX’s customer base and revenues primarily by marketing Internet access and value-added services to ISPs, multinationals, telecommunications carriers and small to medium-sized businesses in the markets in which the Company operates and, to a lesser extent, to individual consumers. Accordingly, management expects that revenue from value-added services (such as dedicated line and web hosting and design services) will increase faster than revenue from Internet access services. IFX’s current customer and revenue mix is not expected to be fully indicative of the Company’s future customer and revenue mix.

The cash flows associated with the Company’s acquired customer base represent revenues generated from IFX’s paid dial-up Internet access line of business. While that line of business generated revenues of $0.2 million during the quarter ended December 31, 2002 (compared with approximately $1.1 million in the same quarter of fiscal 2001), those revenues continue to decrease in absolute terms and as a percentage of the Company’s total revenues. The Company’s primary focus has changed from targeting paid consumer dial-up account customers to targeting small and medium-sized businesses seeking to gain access to the Internet using a dedicated Internet access line.

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

For the three-month period ended December 31, 2002, total revenues declined to $5.9 million from $6.8 million from the same period in fiscal 2002, a decrease of $0.9 million, or 13.6%. Revenues resulting from dedicated line services increased by $0.5 million to $3.5 million for the second quarter of fiscal 2003 as compared to $3.0 million for the same period during fiscal 2002 as a result of the Company’s increased focus on corporate clients. Sales to related party (Tutopia) declined by $0.3 million for the three-month period ended December 31, 2002, primarily because of a reduction in revenue recognized until collection is reasonably assured because of the insufficiency of Tutopia’s cash flows. Revenues relating to dial-up services decreased 77.3% for the three-month period ended December 31, 2002 to $0.2 million from $1.1 million as compared to same period for the preceding fiscal year, as a result of the sale of the Bolivian operations and sale of dial-up customers in Brazil and an expected decline as the Company continues to pursue its strategy of focusing on business clients and not individual dial-up consumers. Other revenues, which consist primarily of amounts earned from co-location services, equipment rental and earnings from revenue-sharing agreements with telecommunications carriers, decreased by $0.3 million to $0.2 million for the three-month period ended December 31, 2002 as compared to $0.5 million for the same period during fiscal 2002 as a result of a decline in the revenue sharing with the local telecommunications carriers.

Cost of Revenues

IFX’s cost of revenues primarily consists of costs incurred to carry customer traffic to and over the Internet. IFX leases lines that connect the Company’s POPs to IFX’s national hubs. The Company pays third party network providers for transit that allows IFX to transmit the Company’s customers’ information to or from the Internet. IFX also has other recurring telecommunications costs, including the cost of local telephone lines that customers use to reach IFX’s network POPs and access the Company’s services, and trans-oceanic fiber and satellite bandwidth costs to connect the national hubs to the Internet backbone through IFX’s Miami facilities. Management expects total operating costs from providing Internet services to increase as capacity is increased to meet customer demand. The Company expects that costs of revenues should decline as a percentage of revenues as the Company expands its network facilities under long-term leases and as competition drives down the overall price of such services. Management also expects that cost of revenues should decrease as wireless technology usage expands and the telecommunication markets in Latin America deregulate.

Gross profit increased to 50.0% of total revenues for the three-month period ended December 31, 2002 as compared with 47.6% of total revenues for the three-month period ended December 31, 2001. The increase in gross margin is primarily a result of management’s continued efforts to reduce cost of revenues by increasing efficiencies of the Company’s use of its network equipment, as well as solidifying IFX’s leased network throughout Latin America, resulting in the reduction of third party costs.

General and Administrative Expenses

General and administrative expenses are comprised primarily of compensation costs, which include salaries and related benefits, commissions, bonuses and non-cash stock-based compensation. Other general and administrative expenses include costs of travel, rent, utilities, telecommunications services, insurance and professional fees. While management expects that general and administrative expenses will increase proportionately with IFX’s growth, specific actions are being taken by management in efforts to reduce personnel and other overhead costs.

General and administrative expenses decreased 40.2% to $4.7 million for the three-month periods ended December 31, 2002 from $7.8 million as compared to the same period for the preceding fiscal year. The decrease is primarily from cost reduction programs initiated during fiscal 2002, despite the growth needed to support the increase in “core” product revenues during fiscal 2002. As a percentage of total revenues, general and administrative expenses decreased 35.0 percentage points to 78.7% for the three-month periods ended December 31, 2002 from 113.7% for the three-month periods ended December 31, 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses for the three-month periods ended December 31, 2002 and 2001 was approximately $0.3 million as management focused on generating dedicated connectivity revenues requiring lower marketing and selling costs. As a percentage of total revenues, sales and marketing expense decreased 0.3 percentage points to 4.5% for the three-month periods ended December 31, 2002 from 4.8% for the same period of fiscal year 2002 as a result of the Company’s marketing expenditures decreasing at a much faster pace than sales.

Depreciation and Amortization

A large component of the Company’s depreciation and amortization expense is related to the amortization of acquired customer base, which was being amortized over three years using the straight-line method. Acquired customer base results from the allocation of the price paid to acquire entities in fiscal years 2000 and 1999 that was in excess of the fair value of their net tangible assets. The Company’s acquired customer base was fully amortized as of December 31, 2002.

Depreciation expense is primarily related to telecommunications equipment, computers and network infrastructure. Assets are depreciated over their estimated useful lives, which generally range from three to five years.

Depreciation and amortization expense decreased $1.6 million to $1.5 million for the three-month periods ended December 31, 2002 from $3.1 million as compared to same period of fiscal 2002. The reduction in depreciation and amortization expense is primarily due to the reduction in carrying value of assets under capitalized leases, which occurred during fiscal 2002.

Other Income (Expense)

Other expense decreased $0.8 million to $0.2 million for the three-month periods ended December 31, 2002 from $1.0 million during the same period of fiscal 2002. Other expense in the second quarter of fiscal 2003 is primarily attributable to interest expense of $0.2 million and $0.1 million of equity in the losses of Tutopia.

Income tax benefit

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at December 31, 2002 and June 30, 2002.

Income from discontinued operations

For the three-month periods ended December 31, 2002 and 2001, the Company had income from discontinued operations, net of taxes, of $0.1 million and $1.0 million, respectively. The Company does not expect to realize any additional significant earnings or losses from these discontinued operations.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

Revenues

Total revenues for the six-month periods ended December 31, 2002 decreased $1.7 million or 13.0% to $11.5 million from $ 13.2 million during the same period in fiscal 2002. Revenue relating to dial-up services decreased $1.6 million to $0.6 million for the six-month periods ended December 31, 2002 as compared to $2.2 million for the comparable period during fiscal 2002. Revenues from dedicated line services increased by $1.1 million to $6.8 million for the six-month periods ended December 31, 2002 as compared to $5.7 million for the same period of fiscal 2002. The decrease in dial-up related revenue and the increase in revenue relating to dedicated line services results from the Company’s pursuit of its business strategy of focusing on business clients and not individual dial-up consumers.

Services provided to Tutopia, a related party, resulted in approximately $3.2 million in revenues, or a decrease of $0.8 million during the six-month period ended December 31, 2002 as compared to $4.0 million for the same period of fiscal 2002. Revenue relating to web hosting and design services decreased $0.2 million to $0.4 million for the six-month periods ended December 31, 2002 as compared to $0.6 million for the comparable period during fiscal 2002. Other revenues decreased to $0.5 million for the six-month periods ended December 31, 2002 as compared to $0.8 million for the comparable period ended December 31, 2001.

Cost of Revenues

Cost of revenues as a percentage of total revenues decreased 3.4 percentage points to 50.3% during the first six months of fiscal 2003 from 53.7% in the comparable period of fiscal 2002. The decrease in costs of revenues is attributable to management’s continued efforts to increase efficiencies of the Company’s use of its equipment as well as solidifying IFX’s network throughout Latin America resulting in the reduction of third party costs.

General and Administrative Expenses

General and administrative expenses decreased $4.4 million to $9.8 million for the six-month period ended December 31, 2002 as compared to $14.2 million for the comparable period ended December 31, 2001. The decrease is primarily due to increased efficiencies and cost reduction efforts throughout the Company’s operations. As a percentage of total revenues, general and administrative expenses decreased to 85.6% during the first six months of fiscal 2003 from 107.5% in the comparable period of fiscal 2002.

Sales and Marketing

During the six-month period ended December 31, 2002, sales and marketing expenses decreased $0.2 million to $0.6 million as compared to $0.8 million for the six-month period ended December 31, 2001. The decrease is a direct result of management’s decision to reduce advertising expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.4 million to $3.2 million for the six-month period ended December 31, 2002 as compared to $6.6 million for the comparable period ended December 31, 2001. The reduction in depreciation and amortization expense is primarily due to the reduction in carrying value of assets under capitalized leases, which occurred during fiscal 2002.

Other Income (Expense)

During the six-month period ended December 31, 2002, IFX recorded total other expense of $1.2 million as compared to total other income of $2.7 million for the six-month period ended December 31, 2001. The other income during the six-month periods ended December 31, 2001 is primarily attributable to the recognition of $4.5 million deferred gain on sale of the Company’s investment in Yupi Internet, Inc. offset by interest expense of $1.2 million and equity in the loss of investee of $0.5 million.

Income tax benefit

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at December 31, 2002 and June 30, 2002.

Income (loss) from discontinued operations

For the six-month periods ended December 31, 2002 and 2001, the Company had income from discontinued operations, net of taxes, of $0.1 million and $0.9 million, respectively. The Company does not expect to realize any additional significant earnings or losses from these discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

Going Concern

The Company’s working capital at December 31, 2002 and at June 30, 2002 was $9.5 million. The Company’s available cash remains at a level that substantially limits the Company’s operations. Although the Company raised $4.0 million through the issuance of convertible promissory notes during the six-month period ended December 31, 2002 the Company continues to incur losses and operating cash flow deficiencies. The Company has experienced operating losses amounting to $7.9 million for the six-month periods ended December 31, 2002 (compared with $15.5 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $3.8 million for the six month periods ended December 31, 2002 (compared with a negative cash flow of $7.9 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

The Company is taking actions in an effort to improve cash flow, including: (1) reducing the scope of, selling or otherwise disposing of certain operations that have operating cash flow deficiencies; (2) selling equipment and other assets that should generate cash in the short term and (3) decreasing its overhead and personnel costs in the United States and, selectively, in its Latin American operating units. Although the Company has made reductions in personnel and overhead costs to reduce the operating losses, additional reductions in personnel may have to be made in the near term. The Company also believes that additional cost savings can be generated by combining its operations with those of Tutopia in certain countries in which both entities operate. In general, cash needs will also be affected by whether Tutopia is able to fulfill its payment obligations under its network agreement with IFX.

In September 2002, the Company received $1.1 million from ROF in exchange for a 10% promissory note due June 30, 2003 that is convertible into shares of either Series D Preferred Stock or a new series of preferred stock (yet to be issued) at the option of the note holder. As part of the transaction, ROF was also provided the right to exchange up to 400,000 shares of IFX common stock for shares of that class of Company preferred stock described in paragraph 3(a) of the Amended And Restated Put Agreement (the “Put Preferred Stock”) among the Company and UBS Capital, with an exchange ratio of 6 shares of common stock for each share of newly issued Put Preferred Stock. On October 10, 2002, ROF submitted to the Company a share certificate representing 400,000 shares of IFX common stock pursuant to its right to exchange those shares for shares of Put Preferred Stock. Accordingly, in December 2002, the Company and ROF agreed to delay the issuance of the Company Put Preferred Stock until a later date. These 400,000 common shares are still considered issued and outstanding in the accompanying condensed consolidated financial statements. IFX has an obligation to issue the shares of Put Preferred Stock, which have not been issued, in exchange for the common shares. In addition, on November 14, 2002, ROF elected to convert the principal and unpaid interest through this date to the form of note provided to UBS Capital dated October 31, 2002 (further described below).

In addition, as reported in the Company’s Form 8-K dated November 8, 2002, on October 31, 2002, the Company received $2.9 million of funding from UBS Capital, its controlling shareholder, and executed two convertible promissory notes in that aggregate amount (the “Notes”). The Notes bear interest at the rate of 10% per annum and the principal and all accrued but unpaid interest are due and payable on September 30, 2007 (“Maturity Date”). At the option of the note holders, at any time prior to the Maturity Date, the outstanding principal amount of the Notes plus accrued and unpaid interest thereon may be converted into shares of Series D Preferred Stock at a conversion price equal to $1.20 per share of Series D Preferred Stock. The Series D Preferred Stock to be issued upon such conversion will have the same rights, preferences and privileges as the currently outstanding shares of Series D Preferred Stock. Under the terms of the Notes, once the note holders of a majority of the outstanding principal amount of the Notes have elected to convert, then all the remaining note holders shall be deemed to have also made such a conversion.

In the event the Company enters into an agreement (“Qualified Financing Purchase Agreement”) which provides the Company with debt or equity financing in connection with the issuance of securities (“Qualified Financing Securities”) by the Company consisting of IFX common stock or other securities that are convertible, exercisable or exchangeable into shares of IFX common stock, prior to the Maturity Date, at the option of the note holders, the principal amount of the Notes plus accrued and unpaid interest thereon may be converted, in whole and not in part, into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security set forth in the Qualified Financing Purchase Agreement.

The Company estimates that the $2.9 million of capital provided at the end of October should be adequate to support its cash needs through February 2003. Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $2.0 million. Although the Company is currently in discussions with UBS Capital, there can be no assurances that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company’s inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

There is no guarantee that projected decreases in expenses will be sufficient to ensure the continued viability of the Company or that such decreases will not affect the Company’s customer service levels or ability to generate revenues. Further, there can be no assurance that even if such capital is obtained and such cost reductions are made, that the Company will achieve profitability or positive cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

For the six-month period ended December 31, 2002, cash used in operating activities was approximately $3.6 million compared with cash used of $7.9 million for the same period of fiscal 2002. The cash used in operations is mainly related to the connectivity expenses of the Company’s network, including payments under capacity lease agreements, operating leases, costs of personnel and related overhead and, to a lesser extent, sales, marketing and advertising costs. In addition, IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of December 31, 2002, the Company had approximately $0.8 million of cash and equivalents.

For the six-month periods ended December 31, 2002, cash provided by financing activities was approximately $3.4 million compared with $2.9 million of cash provided by financing activities for the same period of fiscal 2002. This increase in cash was a result of the $1.1 million convertible note payable from ROF and $2.9 million of funding from UBS Capital (described above).

NASDAQ Delisting

The Company decided not to file an appeal with the Nasdaq Listing Qualifications Panel of the Nasdaq staff determination letter that the Company received on December 6, 2002, indicating that the Company had failed to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market.

The Company’s common stock was delisted from The Nasdaq SmallCap Market at the opening of business on December 16, 2002. The Company’s common stock is now quoted on the Over-the-Counter Bulletin Board (OTCBB). IFX had previously announced that on October 17, 2002, Nasdaq notified the Company that it was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires IFX to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in stockholders’ equity or a market capitalization of $35,000,000 or $500,000 of net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. The delisting of the Company common stock from the Nasdaq system makes more difficult the sale of common stock or the procurement of accurate quotations as to the price of the securities. This, in turn, makes it more difficult for the Company to issue securities pursuant to debt or equity offerings in the future.

Forward-Looking Statements

The statements contained herein that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes,” “intends,” “plans,” “continue,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing, for example, the timing, costs and scope of the Company’s acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in operating costs, the economic, political, currency and other risks associated with international operations, especially in Latin America, IFX’s ability to attract significant additional financing and continue to incur losses and negative cash flow from operations, and other matters contained herein regarding matters that are not historical facts, are only predictions. In addition, the auditors’ report on IFX’s June 30, 2002 consolidated financial statements contained an explanatory paragraph relating to IFX’s ability to continue as a going concern and the Company has recently been delisted from the Nasdaq Small Cap Market. Order imbalances or selling pressure may result from the Nasdaq delisting and the trading of IFX common stock on the OTCBB. Additional risk factors that could affect IFX’s financial results are set forth in IFX’s reports and documents filed from time to time with the Securities and Exchange Commission. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company’s business, which, although the Company considers reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company’s projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person. These estimates and projections may not be realized, and actual results may vary materially.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate and Inflation Risk

The Company’s continuing operations are focused primarily in Latin America, subjecting IFX to certain political, economic and commercial risks and uncertainty not typically found in the United States. The Company’s exposure to market risk is directly related to its role as a Latin American Internet services company. The Company’s primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company’s results of operations, assets, liabilities and/or equity. The value of local currencies generally fluctuate in foreign countries. This fluctuation can cause the Company to gain or lose on the translation of foreign currency to U.S. Dollars. For example, recent economic and political conditions in Argentina, Brazil, Colombia and Venezuela have contributed to significant fluctuations in the values of the currencies of those countries. The recent political and economic environment in Venezuela in particular has been very unstable as a result of events such as a national work stoppage that began in December 2002.

Interest Rate Risk

The Company’s short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in market interest rates should not significantly affect the value of the Company’s investments.

ITEM 4—CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in internal controls or in other factors that could significantly effect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company may be threatened with legal proceedings arising from its regular business activities. As reported in the Company’s September 30, 2002 10-Q Report, on February 28, 2002, IFX do Brazil Ltda, (“IFX Brazil”) filed a lawsuit against IBM Leasing Brazil (“ILB”) in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil’s equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars resulted in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500, the return of unused equipment and compensation for installments already paid.

On August 18, 2002, the court denied IFX Brazil’s claim and ordered IFX Brazil to pay attorney’s fees of approximately $21,700. IFX Brazil appealed the verdict on September 3, 2002 and ILB responded to such appeal on September 30, 2002. No verdict on the appeal has been reached. On September 24, 2002, IFX Brazil was granted an injunction to prevent ILB from registering a complaint in Brazil that IFX Brazil was in default on the lease until there is a final decision on the appeal. On October 29, 2002 ILB filed a response to the injunction whereby it requested the Court’s immediate reconsideration of the injunction. The Court however denied ILB’s request.

As reported in the Company’s September 30, 2002 10-Q Report, on October 23, 2002, the Finance Department of the Municipality of Sao Paulo, Brazil made an administrative tax claim in the amount of approximately $424,700 for Imposto Sobre Servicos (“ISS”) taxes asserted with respect to IFX Brazil’s Internet services. IFX Brazil responded to the claim on November 22, 2002 and is waiting for the Municipality response to IFX Brazil’s administrative defense. On January 29, 2001, IFX made a claim against the Municipality of Sao Paulo and obtained temporarily the suspension of the ISS tax. IFX’s affirmative claim is currently on appeal at the Sao Paulo Fifth Civil Court on the basis that the Municipality is not authorized by the legislature to tax Internet services. IFX Brazil is awaiting the outcome of this appeal (which is expected in 2003) and asked the Municipality in its November response to postpone further proceedings on the most recent claim until the final outcome of the appeal. Based on consultations with Brazilian counsel handling this matter, the Company believes the ultimate liability, if any, resulting from this proceeding should not have a material effect on the financial position or results of operations of the Company.

As reported in the Company’s September 30, 2002 10-Q Report, on September 4, 2002, TELESC, an affiliate of Brasil Telecom S.A. filed a credit enforcement suit in The Second Civil Court, Florianopolis, Brazil, to collect the confession of indebtedness executed by IFX Brazil in the amount of approximately $502,600. TELESC is a vendor to IFX Brazil and IFX Brazil had executed a promissory note in the amount claimed for services rendered to IFX Brazil by TELESC. On January 31, 2003, IFX Brazil was summonsed in the credit enforcement suit. IFX Brazil is vigorously defending against the suit and is requesting that the court require that TELESC recognize the installment payment agreement entered into by the parties. The full amount of the claim has been reserved by IFX Brazil.

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

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

None

(b)    Reports on Form 8-K

The Company filed a report on Form 8-K on October 23, 2002 including a news release reporting financial results for the fiscal year ended June 30, 2002. The Company filed a report on Form 8-K on November 8, 2002 with respect to the issuance to each of UBS Capital Americas III, L.P. and UBS Capital LLC of a Convertible Promissory Note in the amounts of $2,755,000 and $145,000, respectively and new employment agreements with Michael Shalom, Joel Eidelstein and Jose Leiman.

The Company filed a report on Form 8-K on December 10, 2002 with respect to its notice of Nasdaq delisting. The Company filed a report on Form 8-K on December 13, 2002 with respect to the Company deciding not to appeal the Nasdaq delisting notice.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IFX CORPORATION

(Registrant)

Dated: February 14, 2003	By:	/s/ MICHAEL SHALOM
Michael Shalom Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2003	By:	/s/ JOEL M. EIDELSTEIN
Joel M. Eidelstein Chairman of the Board, President and Interim Chief Financial Officer

CERTIFICATIONS

Chief Executive Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael Shalom, do hereby certify that:

(1)	I have reviewed the December 31, 2002 quarterly report on Form 10-Q filed by IFX Corp. (the “Company”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the condensed financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this quarterly report.

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors (or persons performing the equivalent function):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ MICHAEL SHALOM
Chief Executive Officer

Chief Financial Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Joel M. Eidelstein, do hereby certify that:

(1)	I have reviewed the December 31, 2002 quarterly report on Form 10-Q filed by IFX Corp. (the “Company”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the condensed financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this quarterly report.

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors (or persons performing the equivalent function):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ JOEL M. EIDELSTEIN
Chairman of the Board, President and Interim Chief Financial Officer