Form 10-Q
period 2003-03-31
IFX CORP
filed 2003-05-21
CIK 792861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-15187

IFX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	36-3399452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒         No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock: $.02 Par Value, 11,963,399 shares outstanding as of April 30, 2003.

IFX CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

IFX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$392,200	$1,782,400
Receivables, net of allowance for doubtful accounts of $721,700 and $578,600 at March 31, 2003 and June 30, 2002, respectively	3,528,500	2,699,100
Due from related party	440,800	271,800
Prepaid expenses and other current assets	406,800	427,900

Total current assets	4,768,300	5,181,200

Property and equipment, net	3,914,700	8,909,200
Other assets:
Acquired customer base, net	—	266,600
Investments	58,000	402,600
Foreign value added taxes recoverable	1,160,300	1,129,000
Prepaid service agreements	2,216,600	500,600
Other assets	562,100	585,500

Total other assets	3,997,000	2,884,300

Total assets	$12,680,000	$16,974,700

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,544,800	$9,556,600
Accrued expenses	2,514,000	2,635,200
Current portion of capital lease obligations	964,800	1,809,200
Deferred revenues	540,000	597,400
Net liabilities of discontinued operations	395,600	73,400
Foreign value added taxes payable	79,200	21,000

Total current liabilities	14,038,400	14,692,800
Long-term liabilities:
Notes payable and other long-term liabilities	288,800	347,800
Convertible notes payable	5,212,500	—
Capital lease obligations, less current portion	235,900	489,000

Total long-term liabilities	5,737,200	836,800

Total liabilities	19,775,600	15,529,600

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock, convertible, $1.00 par value; 40,000,000 shares authorized, 16,007,980 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	52,775,900	52,775,900
Common stock, $.02 par value; 110,000,000 shares authorized, 11,963,399 and 12,099,095 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	239,300	242,000
Additional paid-in capital	76,443,700	76,610,200
Treasury stock	—	(150,000)
Accumulated deficit	(134,846,500)	(124,012,100)
Accumulated other comprehensive loss	(1,708,000)	(2,000,300)
Deferred compensation	—	(2,020,600)

Total stockholders’ equity (deficit)	(7,095,600)	1,445,100

Total liabilities and stockholders’ equity (deficit)	$12,680,000	$16,974,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

IFX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
REVENUES:
Dedicated line services	$3,773,800	$3,328,400	$10,586,000	$9,013,200
Dial-up services	201,400	857,100	777,800	3,041,100
Web hosting and design services	204,400	306,400	632,800	867,300
Sales to related party	1,554,200	1,607,800	4,722,800	5,597,200
Other	301,600	286,500	820,900	1,098,500

Total revenues	6,035,400	6,386,200	17,540,300	19,617,300
Cost of revenues	2,593,500	3,320,100	8,385,900	10,420,500

Gross profit	3,441,900	3,066,100	9,154,400	9,196,800
OPERATING EXPENSES:
General and administrative	3,301,400	5,937,300	13,145,300	20,168,000
Sales and marketing	262,100	266,900	819,300	1,017,200
Depreciation and amortization	1,468,100	2,583,400	4,646,300	9,233,000

Total operating expenses	5,031,600	8,787,600	18,610,900	30,418,200

Operating loss from continuing operations	(1,589,700)	(5,721,500)	(9,456,500)	(21,221,400)
OTHER INCOME (EXPENSE):
Interest income	3,000	10,600	14,600	92,400
Interest expense	(207,600)	(444,700)	(565,100)	(1,668,100)
Equity in net loss of investee	(151,100)	(157,800)	(393,600)	(673,300)
Gain on sale of subsidiaries	—	492,400	—	492,400
Gain from early extinguishment of debt	—	4,302,500	—	4,302,500
(Loss) gain on sale of investment	—	(25,200)	—	4,426,700
Loss on sale of capital leased assets	—	—	(370,800)	—
Other, net	86,300	27,300	(168,400)	(82,800)

Total other income (expense), net	(269,400)	4,205,100	(1,483,300)	6,889,800

Loss from continuing operations before income taxes	(1,859,100)	(1,516,400)	(10,939,800)	(14,331,600)
Income tax benefit (provision)	(32,600)	(100,000)	36,900	404,400

Loss from continuing operations	(1,891,700)	(1,616,400)	(10,902,900)	(13,927,200)
Income (loss) from discontinued operations, net of taxes	(60,600)	(185,500)	68,500	751,100

Net loss	$(1,952,300)	$(1,801,900)	$(10,834,400)	$(13,176,100)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.15)	$(0.13)	$(0.91)	$(1.09)
Discontinued operations	(0.01)	(0.01)	0.01	0.06

Net loss per share	$(0.16)	$(0.14)	$(0.90)	$(1.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	11,963,399	12,776,495	12,021,273	12,776,495

The accompanying notes are integral part of the condensed consolidated financial statements.

IFX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,834,400)	$(13,176,100)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,379,700	7,526,600
Amortization	266,600	1,706,400
Stock based compensation	1,953,100	3,109,600
Bad debt expense	257,200	(211,500)
Gain on sale of investment	—	(4,451,900)
Equity in net loss of investee	393,600	673,300
Gain on sale of subsidiaries	(210,200)	(469,500)
Gain on early extinguishment of debt	—	(4,302,500)
Loss on sale of capital leased asset	370,800	—
Impairment of acquired customer base	—	670,200
Change in net liabilities of discontinued operations	316,600	—
Changes in operating assets and liabilities:
Receivables	(1,500,200)	(1,070,363)
Due from related party	(107,100)	(1,392,500)
Prepaid expenses and other current assets	11,900	656,466
Prepaid service agreements	(651,100)	—
Other assets	(164,400)	(15,104)
Foreign value added taxes, net	39,600	(313,900)
Accounts payable and accrued expenses	501,400	1,225
Deferred revenues	30,700	1,627,976

Cash used in operating activities	(4,946,200)	(9,431,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	2,113,000
Proceeds from sale of subsidiaries	210,200	—
Purchases of property and equipment	(864,800)	(2,407,500)

Cash used in investing activities	(654,600)	(294,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and other long-term liabilities	5,212,500	1,140,400
Payments of capital lease obligations	(846,700)	(4,764,600)
Issuance of preferred shares	—	7,128,700

Cash provided by financing activities	4,365,800	3,504,500

Effect of exchange rate changes on cash and cash equivalents	(155,200)	19,000

Net decrease in cash and cash equivalents	(1,390,200)	(6,202,600)
Cash and cash equivalents, beginning of period	1,782,400	7,647,700

Cash and cash equivalents, end of period	$392,200	$1,445,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$378,000	$1,683,700

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease obligations	$—	$1,327,000

Value of stock warrants issued in conjunction with early extinguishment of debt	$—	$340,000

Notes payable converted to preferred stock	$—	$5,500,000

Value of common stock converted to preferred stock	$—	$1,170,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

IFX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

1.     BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States” or “US”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Operating results for the interim reporting periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The June 30, 2002 condensed consolidated balance sheet included herewith was derived from June 30, 2002 audited consolidated balance sheet included in the Company’s June 30, 2002 Report on Form 10K.

The condensed consolidated financial statements include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as “IFX”, or the “Company”). Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2003 presentation. All significant intercompany transactions have been eliminated in consolidation.

IFX provides Internet network connectivity services and offers a broad range of Internet-related services to Internet service providers, multinational corporations, telecommunications carriers, small to medium-sized businesses and, to a lesser extent, individual consumers, in Latin America. IFX operates networks in Argentina, Brazil, Chile, Colombia, Mexico, Panama, Uruguay, Venezuela and the United States. The Company also operates networks in Guatemala, which the Company plans to sell or otherwise dispose of during fiscal 2003. As of December 1, 2002, the Company sold its operations in El Salvador, Honduras and Nicaragua. The Company began accounting for its operations in Guatemala, El Salvador, Honduras and Nicaragua (collectively, the “Central American Operations”) as discontinued operations during the quarter ended September 30, 2002. Accordingly, the Company reclassified prior periods to reflect this change. This reclassification had no effect on the Company’s loss or loss per share as previously reported. Excluding the Central American Operations, IFX has over 50 Company-owned Points of Presence (“POPs”) and 364 employees in the United States and Latin America.

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

Reclassifications

Certain prior period amounts have been reclassified for comparability.

Revenue Recognition

Revenue from customer contracts related to dial-up access, dedicated internet lines and web hosting fees are recognized ratably over the term of the underlying contract, which is generally from one month to three years. Cash received in advance of revenues earned is recorded as deferred revenues. Revenues derived from other services are recognized as earned.

Revenues related to amounts received under revenue sharing agreements with telecommunications companies are generally recognized when such services are utilized by the Company’s end users. Revenues related to sales to Tutopia.com, Inc. (“Tutopia”) are generally not recognized until collection is reasonably assured because of the insufficiency of Tutopia’s cash flows (See Note 10).

During the nine-month period ended March 31, 2003, the Company entered into certain non-monetary (barter) transactions with unrelated third parties for which revenues of approximately $308,600 were recorded in the condensed consolidated statement of operations with a corresponding amount recognized in cost of revenues. The barter transactions primarily consist of exchanges for connectivity related services between the Company and telecommunication providers. Fair value of such exchanges is determined based on the amount the Company is charging or is charged for similar services.

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

Comprehensive Loss

During the three-month periods ended March 31, 2003 and 2002, the Company’s comprehensive loss was $1.9 million and $2.1 million, respectively, compared with a net loss at March 31, 2003 and 2002 of $2.0 million and $1.8 million, respectively. During the nine-month periods ended March 31, 2003 and 2002, the Company’s comprehensive loss was $10.5 million and $14.4 million, respectively, compared with net loss of $10.8 million and $13.2 million, respectively. The primary difference between comprehensive loss and net loss was due to foreign currency translation adjustments.

Computation of Earnings or Loss per Common Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive securities which consist of stock options and common shares issuable upon the conversion of preferred stock. Approximately 52.2 million and 30.4 million shares of potentially dilutive securities have been excluded from the calculation of diluted loss per share for the nine-month periods ended March 31, 2003 and 2002, respectively, since their effect would have been anti-dilutive.

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

Pending Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146 “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Tasks Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company’s financial condition or results of operations.

Accounting for Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The provisions of FIN 45 require that a liability be recorded in the guarantor’s balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company’s financial condition or results of operations.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51”. FIN 46 requires a company to make certain disclosures about variable interest entities (“VIEs”) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the VIE when FIN 46 becomes fully effective in July 2003. The disclosure requirements are fully effective for all financial statements issued after January 31, 2003. The Company does not believe it has any VIEs, therefore the adoption of FIN 46 is not anticipated to have an impact on the Company’s financial condition or results of operations.

Accounting for Stock-Based Compensation – Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” This report includes the required disclosures under SFAS No. 148. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations and currently intends to continue doing so.

The following table summarizes the pro forma consolidated results of operations of the Company as though the provisions of the fair value based accounting method of accounting for employee stock-based compensation of SFAS No. 123 had been used:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	($’s in thousands) except basic and diluted net loss per share		($’s in thousands) except basic and diluted net loss per share
	(Unaudited)		(Unaudited)
Net Loss as reported	$(1,952)	$(1,802)	$(10,834)	$(13,176)
Add: stock-based employee compensation expense included in reported net loss	22	1,011	1,953	3,110
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(24)	(1,083)	(2,041)	(3,250)

Pro forma net loss	$(1,954)	$(1,874)	$(10,922)	$(13,316)

Basic and diluted net loss per share
As reported	$(0.16)	$(0.14)	$(0.90)	$(1.03)

Pro forma	$(0.16)	$(0.15)	$(0.91)	$(1.04)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model, like all option valuation models, requires highly subjective assumptions including the expected stock price volatility. As the Company’s employee stock options have characteristics significantly different than those of traded options, and changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the option pricing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

2.     GOING CONCERN AND LIQUIDITY ASSESSMENT

The Company’s working capital deficit decreased by $0.2 million to a $9.3 million deficit at March 31, 2003 from a $9.5 million deficit at June 30, 2002. The Company’s available cash remains at a level that substantially limits the Company’s operations. Although the Company raised $5.2 million through the issuance of convertible promissory notes during the nine-month period ended March 31, 2003 (as described more fully below) the Company continues to incur losses and operating cash flow deficiencies.

The Company has experienced operating losses amounting to $9.5 million for the nine-month period ended March 31, 2003 (compared with $21.2 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $4.9 million for the nine-month period ended March 31, 2003 (compared with a negative cash flow of $9.4 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

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

On March 31, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $750,000. On March 6, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $500,000. Each Note accrues interest at a rate equal to 10% per annum and matures on March 1, 2008 (the “Maturity Date”). At any time prior to the Maturity Date, the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into shares of Series D Preferred Stock (or, if necessary under Delaware law, a new class of preferred stock having the same rights, preferences, and privileges as the Series D Preferred Stock) at a conversion price equal to $1.20 per share (as adjusted for stock splits, combinations, stock dividends and the like) of Series D Preferred Stock. The Series D Preferred Stock to be issued upon any such conversion shall have the same rights, preferences and privileges as the shares of the Series D Preferred Stock described below. In the event that the holders of the Notes do not own Common Stock at the time of the conversion to Series D Preferred Stock pursuant to the Notes, then, in addition to the shares of Series D Preferred Stock issuable as stated above, the holders of the Notes shall receive 0.0342 shares of Series D Preferred Stock for each dollar of the Notes plus accrued and unpaid interest converted. Alternatively, in the event that the Company enters into an agreement to issue “Qualified Financing Securities” prior to the Maturity Date, then the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security. A “Qualified Financing Security” means a security issued by the Company pursuant to an agreement executed after the date of issuance of the Note that provides the Company debt or equity financing in connection with the issuance of securities by the Company consisting of common stock or other securities that are convertible, exercisable, or exchangeable into shares of the Company’s common stock.

In connection with the issuance of the Notes on March 6, 2003, UBS Capital entered into an Amendment to Extend Term of the Amended and Restated Put Agreement, dated as of February 19, 2003, by and among the Company and UBS, pursuant to which the expiration date of the put right was extended from February 19, 2003 until August 19, 2003. The put option provides the right to UBS

Capital and the other Tutopia.com, Inc. preferred and common shareholders to exchange their equity investment in Tutopia for shares of IFX’s preferred at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia.

Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $0.4 million as of the date of this report. Although the Company is currently in discussions with UBS Capital, there can be no assurances that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company’s inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

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

3.     PREPAID SERVICE AGREEMENTS

During fiscal 2002, the Company entered into various agreements to lease network capacity between Miami, Florida and several cities in South America through separate indefeasible rights of use (“IRU”) for each STM-1 circuit, with lease payments due over 36 months. The agreements state that the lessor will provide the Company with portability of the STM-1s to the extent that there is capacity on the lessor’s network. At its option, the Company has the right to terminate such lease agreements prior to expiration, subject to certain predefined penalties. Future minimum payments under these agreements as of March 31, 2003 (net of amounts related to certain waived periods) are treated as operating lease obligations, which total approximately $8.7 million. The 36-month leases will convert into 15-year IRUs on the payment by the Company of the purchase option amount at the end of the lease. The STM-1s are being amortized on a straight-line basis over an estimated useful life of 10 years. On February 19, 2003, the Company and the provider agreed to modify the IRU agreements to reduce the amount of the monthly lease payments during 2003 and 2004 and increase the monthly lease payments in 2005. In addition, a non-recurring charge of $550,000 is to be paid for services activated in 2002.

4.     CONVERTIBLE NOTES PAYABLE

On March 31, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $750,000. On March 6, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $500,000. Each Note accrues interest at a rate equal to 10% per annum and matures on March 1, 2008 (the “Maturity Date”). At any time prior to the Maturity Date, the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into shares of Series D Preferred Stock (or, if necessary under Delaware law, a new class of preferred stock having the same rights, preferences, and privileges as the Series D Preferred Stock) at a conversion price equal to $1.20 per share (as adjusted for stock splits, combinations, stock dividends and the like) of Series D Preferred Stock. The Series D Preferred Stock to be issued upon any such conversion shall have the same rights, preferences and privileges as the shares of the Series D Preferred Stock described below. In the event that the holders of the Notes do not own Common Stock at the time of the conversion to Series D Preferred Stock pursuant to the Notes, then, in addition to the shares of Series D Preferred Stock issuable as stated above, the holders of the Notes shall receive 0.0342 shares of Series D Preferred Stock for each dollar of the Notes plus accrued and unpaid interest converted. Alternatively, in the event that the Company enters into an agreement to issue “Qualified Financing Securities” prior to the Maturity Date, then the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security. A “Qualified Financing Security” means a security issued by the Company pursuant to an agreement executed after the date of issuance of the Note that provides the Company debt or equity financing in connection with the issuance of securities by the Company consisting of common stock or other securities that are convertible, exercisable, or exchangeable into shares of the Company’s common stock.

In connection with the issuance of the Notes on March 6, 2003, UBS Capital entered into an Amendment to Extend Term of the Amended and Restated Put Agreement, dated as of February 19, 2003, by and among the Company and UBS Capital, pursuant to which the expiration date of the put option was extended from February 19, 2003 until August 19, 2003. The put option provides the right to UBS Capital and the other Tutopia.com, Inc. preferred and common shareholders to exchange their equity investment in Tutopia for shares of IFX’s preferred at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia.

As previously reported, the independent auditors’ report with respect to IFX’s audited consolidated financial statements for the fiscal year ended June 30, 2002 contained an explanatory paragraph relating to IFX’s ability to continue as a going concern. Although IFX raised $4.0 million in September and October 2002 and $1.25 million in March 2003 through the issuance of convertible promissory notes, the Company can provide no assurances that it will be able to continue raising funds on acceptable terms, or at all, and the Company’s inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

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

6.    DISCONTINUED OPERATIONS

Income from discontinued operations primarily consists of amounts received under earn-out agreements that were based on the financial performance of entities divested prior to July 1, 2000. During the nine-month period ended March 31, 2003, IFX received a $0.4 million litigation settlement related to these discontinued operations. In the future, the Company does not expect to receive any additional significant earnings from its discontinued operations.

As of December 1, 2002, the Company sold the shares of stock in its subsidiaries in El Salvador, Honduras and Nicaragua to AMNET Teleport El Salvador, Limited (“AMNET”) for $150,000. AMNET is currently holding $20,000 of the sales price in escrow until the Company’s subsidiary in El Salvador obtains a certain telecommunications license from the local authorities. The Company recorded a gain of approximately $127,000 as a result of this transaction, which is included in income from discontinued operations. The Company also operates a network in Guatemala, which the Company plans to sell or otherwise dispose of during fiscal 2003 and has been included in discontinued operations for all periods presented. The revenues, net loss and net loss per share from these Central American Operations included in income from discontinued operations, net of taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	($’s in thousands) except net loss per share		($’s in thousands) except net loss per share
	(Unaudited)		(Unaudited)
Revenues	$108	$645	$1,107	$1,862

Net loss	$(79)	$(301)	$(464)	$(1,025)

Net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.08)

As a result of this plan to dispose of the Central American Operations, the Company began accounting for the Central American Operations as discontinued operations during the quarter ended September 30, 2002 in accordance with SFAS No. 144. Accordingly, the Company reclassified certain items in prior periods, including the June 30, 2002 balance sheet, to reflect this change. This reclassification had no effect on the Company’s net loss or net loss per share as previously reported.

The information set forth in the remaining notes to condensed consolidated financial statements relates to continuing operations unless otherwise specified.

7.    INCOME TAX BENEFIT

Income tax benefit consists of the utilization of net operating losses against income from discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at March 31, 2003 and June 30, 2002.

8.    CONTINGENCIES

Litigation and Related Matters

The Company may be threatened with legal proceedings arising from its regular business activities. As reported in the Company’s December 31, 2002 Report on Form 10-Q, on February 28, 2002, IFX do Brazil Ltda, (“IFX Brazil”) filed a lawsuit against IBM Leasing Brazil (“ILB”) in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil’s equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the returned leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars related in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500, the return of unused equipment and compensation for installments already paid.

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

On October 23, 2002, the Finance Department of the Municipality of Sao Paulo, Brazil made an administrative tax claim in the amount of approximately $424,700 for Imposto Sobre Servicos (“ISS”) taxes asserted with respect to IFX Brazil’s Internet services. IFX Brazil responded to the claim on November 22, 2002 and is waiting for the Municipality response to IFX Brazil’s administrative defense. On January 29, 2001, IFX made a claim against the Municipality of Sao Paulo and obtained temporarily the suspension of the ISS tax. IFX’s affirmative claim is currently on appeal at the Sao Paulo Fifth Civil Court on the basis that the Municipality is not authorized by the legislature to tax Internet services. IFX Brazil is awaiting the outcome of this appeal (which is expected in 2003) and asked the Municipality in its November response to suspend the administrative tax claim until the final outcome of the appeal. Based on consultations with Brazilian counsel handling this matter, the Company believes the ultimate liability, if any, resulting from this proceeding should not have a material effect on the financial position or results of operations of the Company.

On September 4, 2002, TELESC, an affiliate of Brasil Telecom S.A. filed a credit enforcement suit in the Second Civil Court, Florianopolis, Brazil, to collect the confession of indebtedness executed by IFX Brazil in the amount of approximately $502,600. TELESC is a vendor to IFX Brazil and IFX Brazil had executed the confession of indebtedness in the amount claimed for services rendered to IFX Brazil by TELESC. On January 31, 2003, IFX Brazil was summoned in the credit enforcement suit. IFX Brazil is vigorously defending against the suit and is requesting that the court require that TELESC recognize the installment payment agreement entered into by the parties. The full amount of the claim has been reserved by the Company at March 31, 2003.

On April 24 , 2003, Sprint Communications Co. filed a lawsuit against IFX Communications Ventures, Inc. (“ICVI”), in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. Sprint is claiming ICVI owes Sprint $300,688 plus interest and attorneys’ fees for services allegedly provided to ICVI in 2002. ICVI filed a motion to dismiss the complaint on May 13, 2003. The Company believes the complaint is without merit and will not materially affect the Company’s results of operations or financial condition.

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

Foreign Value Added Taxes Recoverable

As of March 31, 2003, the Company had a value-added tax (“VAT”) receivable from various Latin American governments of approximately $1.2 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in these countries and make collections from our customers. Given current economic conditions in Latin America, the period of collection could exceed two years. If any government in Latin America were to dishonor its VAT obligation, or force its exchange for securities of lower value, an impairment of the value of our VAT asset may occur. As of the present date, we have not established any valuation allowances for this asset.

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

Selected unaudited financial information for the three and nine-month periods ended March 31, 2003 and 2002 by segment is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	($’s in thousands) (Unaudited)		($’s in thousands) (Unaudited)
Revenues
Argentina	$647	$696	$1,850	$3,822
Brazil	1,148	1,839	3,310	5,149
Chile	1,201	972	3,545	2,789
Colombia	1,311	1,017	3,639	2,088
Mexico	444	612	1,516	1,905
Venezuela	460	555	1,557	1,690
United States and all other	824	695	2,123	2,174

Total revenue	$6,035	$6,386	$17,540	$19,617

Income (loss) from continuing operations before income taxes
Argentina	$(230)	$26	$(526)	$211
Brazil	(556)	(776)	(1,906)	(2,898)
Chile	262	210	227	277
Colombia	424	278	(41)	(117)
Mexico	(349)	(407)	(939)	(1,134)
Venezuela	7	(414)	(351)	(960)
United States and all other	(1,417)	(433)	(7,404)	(9,711)

Total	$(1,859)	$(1,516)	$(10,940)	$(14,332)

*	Allocation of total revenues and income (loss) from continuing operations before income taxes between the reportable segments as of March 31, 2002 has been reclassified to conform to the presentation as of March 31, 2003.

Included in the above table are revenues from services provided to Tutopia of approximately $1.6 million for the three-month periods ended March 31, 2003 and 2002, or approximately 25.8% and 25.2% of IFX’s total revenues, respectively. Also in the above table are included revenues from services provided to Tutopia of approximately $4.7 million and $5.6 million for the nine-month periods ended March 31, 2003 and 2002, respectively, or approximately 26.9% and 28.5% of IFX’s total revenues, respectively.

Selected unaudited financial information as of March 31, 2003 and 2002 by segment is presented below (in thousands):

	March 31,
	2003	2002
	($’s in thousands)
	(Unaudited)
Assets
Argentina	$1,315	$1,159
Brazil	5,338	8,250
Chile	1,094	1,618
Colombia	1,966	2,274
Mexico	332	2,693
Venezuela	787	2,020
United States and all other	1,848	12,134

Total assets	$12,680	$30,148

*	Allocation of total assets between the reportable segments as of March 31, 2002 has been reclassified to conform to the presentation as of March 31, 2003.

IFX entered into an agreement to sell the stock of its Bolivian subsidiary as of January 1, 2002 to the original shareholders of this subsidiary. Prior to that date, the Company’s Bolivian operation had been treated as a reportable segment. Amounts related to Bolivia and its operations for the period ended March 31, 2002 are included in United States and All Other in the above segment information.

The Company operates networks in Guatemala that it plans to sell or otherwise dispose of during fiscal year 2003. As of December 1, 2002 the company sold its operations in El Salvador, Honduras and Nicaragua. The Company began accounting for these Central American Operations as discontinued operations during the quarter ended September 30, 2002. Amounts related to the Central American Operations for the period ended March 31, 2003 and 2002 are included in United States and All Other in the above segment information.

10.    TUTOPIA OPERATING RESULTS

In September 2000, the Company’s voting interest in Tutopia, was reduced from approximately 85% to less than 50%. As a result of this reduction, the Company deconsolidated Tutopia and began accounting for Tutopia under the equity method.

During the three and nine-month periods ended March 31, 2003, IFX derived approximately 25.8% and 26.9%, respectively, of its revenue from Tutopia. As of March 31, 2003, IFX has net accounts receivable from Tutopia of approximately $0.4 million, which is included in Due from related party in the accompany condensed consolidated balance sheets.

The unaudited operating results of Tutopia are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues	$1,927,500	$1,665,900	$6,042,700	$7,149,400
Operating expenses	3,102,500	2,924,300	9,541,500	12,551,400

Operating loss	$1,175,000	$1,258,400	$3,498,800	$5,402,000

Net loss	$1,172,400	$1,256,600	$3,492,500	$5,380,600

For the three and nine-month periods ended March 31, 2003, IFX recognized $151,100 and $393,600 respectively, of losses related to its proportionate share of Tutopia’s losses.

Selected unaudited financial information from Tutopia’s balance sheet is as follows:

	March 31, 2003	March 31, 2002
	(unaudited)
Current assets	$824,900	$2,109,500
Total assets	1,338,000	3,070,800
Current liabilities	6,090,200	3,485,800
Total liabilities	6,103,000	3,485,800
Stockholders’ equity (deficit)	$(4,765,000)	$(415,000)

11.    AGREEMENT WITH T1msn

On March 15, 2002, IFX entered into a binding term sheet agreement to provide T1msn, Corp. (“T1msn”) with Internet access services for its dial-up access service in Argentina and Chile, and potentially for other Latin American markets. T1msn is a joint venture between Microsoft Corp. and Telefonos de Mexico, S.A. de C.V. The access services include “free” Internet access in certain countries and fee-for use Internet access in other jurisdictions, as well as technical support for those services. As of March 31, 2003, IFX was providing service for T1msn end users in Argentina, Chile, El Salvador, Guatemala, Panama and Venezuela. Under the agreement, IFX and T1msn will share time-on-line revenues attributable to the access service provided to T1msn’s end users. Also, under the terms of the agreement, IFX has provided a service level agreement committing to maintain its network to specified standards.

On February 27, 2003, the Company executed an extension to June 30, 2003 of the binding term sheet agreement. As part of its binding term sheet agreement with T1msn, IFX will grant to T1msn warrants potentially enabling T1msn to acquire up to

15% of the common stock of IFX (approximately 9.6 million warrants as of March 31, 2003, treating preferred shares on an “as converted” basis) if certain performance and contract renewal provisions are met by T1msn. Determination of the number of warrants would be made at the date of the definitive agreement. The definitive agreement may provide T1msn with an increased share of time-on-line revenues instead of some or all of the warrants. It is anticipated that the definitive agreement will have a term of one year from the effective date of such agreement with elections for T1msn to renew for eight additional six-month periods. As of May 20, 2003, a definitive agreement had not been signed with T1msn.

12.    STOCKHOLDERS’ EQUITY

On March 17, 2003, the Company reported that its Board of Directors has approved a reverse stock split that would have the effect of terminating the Company’s obligations to file annual and periodic reports and make other filings with the Securities and Exchange Commission (“SEC”). In connection with the reverse stock split, stockholders of record holding less than one share after the reverse split would receive a cash payment equal to $0.12 for each share of common stock they currently hold. The Company’s Board of Directors has proposed a reverse stock split at a ratio ranging from 1 to 100 to 1 to 300. The completion of the transaction is subject to stockholder approval. Assuming approval by a majority of the Company’s stockholders, the Board will determine the final reverse stock split ratio, and the Company’s stock will begin trading on a post-split basis. The Company incurs substantial costs associated with being a public company, such as accounting and legal fees, which would decrease significantly after the Company deregisters its common shares.

It is anticipated that as a result of the reverse stock split, the Company will have fewer than 300 holders of record of the Company’s common stock, allowing the Company to deregister its common shares with the SEC. Stockholders owning one or more shares of the Company’s common stock following the reverse stock split would not receive any cash payment and would remain stockholders of the Company. Upon termination of the registration of the Company’s common stock with the SEC, the Company does not expect its common stock to be quoted on the OTC Bulletin Board.

13.    SUBSEQUENT EVENTS

On April 10, 2003, Joel Eidelstein resigned as the Company’s President and Interim Chief Financial Officer. Mr. Eidelstein remains a director of the Company and will be nominated to continue as a director at the Company’s annual meeting. Michael Shalom, the Chief Executive Officer, has been appointed the Interim Chief Financial Officer. Jose Leiman resigned as the Company’s General Counsel and Secretary on April 16, 2003 to accept another employment opportunity. Jak Bursztyn, the Chief Operating Officer of the Company has been appointed the Secretary of the Company.

On May 14, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $200,000. Each Note accrues interest at a rate equal to 10% per annum and matures on March 1, 2008 (the “Maturity Date”). At any time prior to Maturity Date, the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into shares of Series D Preferred Stock (or, if necessary under Delaware law, a new class of preferred stock having the same rights, preferences, and privileges as the Series D Preferred Stock) at a conversion price equal to $1.20 per share (as adjusted for stock splits, combinations, stock dividends and the like) of Series D Preferred Stock. The Series D Preferred Stock to be issued upon any such conversion shall have the same rights, preferences and privileges as the shares of the Series D Preferred Stock. In the event that the holders of the Notes do not own Common Stock at the time of the conversion to Series D Preferred Stock pursuant to the Notes, then, in addition to the shares of Series D Preferred Stock issuable as stated above, the holders of the Notes shall receive 0.0342 shares of Series D Preferred Stock for each dollar of the Notes plus accrued and unpaid interest converted. Alternatively, in the event that the Company enters into an agreement to issue “Qualified Financing Securities” prior to the Maturity Date, then the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security. A “Qualified Financing Security” means a security issued by the Company pursuant to an agreement executed after May 14, 2003 that provides the Company debt or equity financing in connection with the issuance of securities by the Company consisting of common stock or other securities that are convertible, exercisable, or exchangeable into shares of the Company’s common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The Company’s condensed consolidated balance sheets and condensed consolidated statements of operations in this quarterly report include the accounts of IFX Corporation and its wholly-owned subsidiaries (collectively referred to herein as “IFX”, or the “Company”).

Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. The information provided below should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K discussed above and the condensed consolidated financial statements and notes thereto for the three and nine-month periods ended March 31, 2003 and 2002 contained elsewhere herein.

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

Going Concern

The Company’s working capital deficit decreased by $0.2 million to $9.3 million deficit at March 31, 2003 from a $9.5 million deficit at June 30, 2002. The Company’s available cash remains at a level that substantially limits the Company’s operations. Although the Company raised $5.2 million through the issuance of convertible promissory notes during the nine-month period ended March 31, 2003 (as described more fully below) the Company continues to incur losses and operating cash flow deficiencies.

The Company has experienced operating losses amounting to $9.5 million for the nine-month period ended March 31, 2003 (compared with $21.2 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $4.9 million for the nine-month period ended March 31, 2003 (compared with a negative cash flow of $9.4 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

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

On March 31, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $750,000. On March 6, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $500,000. Each Note accrues interest at a rate equal to 10% per annum and matures on March 1, 2008 (the “Maturity Date”). At any time prior to the Maturity Date, the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into shares of Series D Preferred Stock (or, if necessary under Delaware law, a new class of preferred stock having the same rights, preferences, and privileges as the Series D Preferred Stock) at a conversion price equal to $1.20 per share (as adjusted for stock splits, combinations, stock dividends and the like) of Series D Preferred Stock. The Series D Preferred Stock to be issued upon any such conversion shall have the same rights, preferences and privileges as the shares of the Series D Preferred Stock described below. In the event that the holders of the Notes do not own Common Stock at the time of the conversion to Series D Preferred Stock pursuant to the Notes, then, in addition to the shares of Series D Preferred Stock issuable as stated above, the holders of the Notes shall receive 0.0342 shares of Series D Preferred Stock for each dollar of the Notes plus accrued and unpaid interest converted. Alternatively, in the event that the Company enters into an agreement to issue “Qualified Financing Securities” prior to the Maturity Date, then the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security. A “Qualified Financing Security” means a security issued by the Company pursuant to an agreement executed after the date of issuance of the Note that provides the Company debt or equity financing in connection with the issuance of securities by the Company consisting of common stock or other securities that are convertible, exercisable, or exchangeable into shares of the Company’s common stock.

In connection with the issuance of the Notes on March 6, 2003, UBS Capital entered into an Amendment to Extend Term of the Amended and Restated Put Agreement, dated as of February 19, 2003, by and among the Company and UBS, pursuant to which the expiration date of the put right was extended from February 19, 2003 until August 19, 2003. The put option provides the right to UBS Capital and the other Tutopia.com, Inc. preferred and common shareholders to exchange their equity investment in Tutopia for shares of IFX’s preferred at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia.

Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $0.4 million as of the date of this report. Although the Company is currently in discussions with UBS Capital, there can be no assurances that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company’s inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

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

Analytical Summary of Condensed Consolidated Statements of Operations (Unaudited)

The following table sets forth, for the three and nine-month periods ended March 31, 2003 and 2002, the percentage of total revenues represented by certain items in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
Dedicated line services	62.5%	52.1%	60.4%	45.9%
Dial-up services	3.3	13.4	4.4	15.5
Web hosting and design services	3.4	4.8	3.6	4.4
Sales to related party	25.8	25.2	26.9	28.5
Other	5.0	4.5	4.7	5.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	43.0	52.0	47.8	53.1

Gross profit	57.0	48.0	52.2	46.9

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	54.7	93.0	74.9	102.8
Sales and marketing	4.3	4.3	4.7	5.2
Depreciation and amortization	24.3	40.3	26.5	47.1

Total operating expenses	83.3	137.6	106.1	155.1

Operating loss from continuing operations	(26.3)	(89.6)	(53.9)	(108.2)
Total other income (expense), net	(4.5)	65.9	(8.5)	35.1

Loss from continuing operations before income taxes	(30.8)	(23.7)	(62.4)	(73.1)
Income tax benefit (provision)	(0.5)	(1.6)	0.2	2.1

Loss from continuing operations	(31.3)	(25.3)	(62.2)	(71.0)
Income (loss) from discontinued operations, net of taxes	(1.0)	(2.9)	0.4	3.8

Net loss	(32.3)%	(28.2)%	(61.8)%	(67.2)%

CONTINUING OPERATIONS

As a result of its plan to dispose of the Central American Operations, the Company began accounting for the Central American Operations as discontinued operations during the quarter ended September 30, 2002 in accordance with SFAS No. 144. Accordingly, the Company reclassified certain items in prior periods, including the June 30, 2002 balance sheet, to reflect this change. This reclassification had no effect on the Company’s net loss or net loss per share as previously reported.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

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

The cash flows associated with the Company’s acquired customer base represent revenues generated from IFX’s paid dial-up Internet access line of business. While that line of business generated revenues of $0.2 million during the quarter ended March 31, 2003 (compared with approximately $0.9 million in the same quarter of fiscal 2002), those revenues continue to decrease in absolute terms and as a percentage of the Company’s total revenues. The Company’s primary focus has changed from targeting paid consumer dial-up account customers to targeting small and medium-sized businesses seeking to gain access to the Internet using a dedicated Internet access line.

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

For the three-month period ended March 31, 2003, total revenues declined to $6.0 million from $6.4 million from the same period in fiscal 2002, a decrease of $0.4 million, or 5.5%. Revenues resulting from dedicated line services increased by $0.5 million to $3.8 million for the third quarter of fiscal 2003 as compared to $3.3 million for the same period during fiscal 2002 as a result of the Company’s increased focus on corporate clients. Sales to related party (Tutopia) declined by $53,600 for the three-month period ended March 31, 2003, primarily because of a reduction in revenue recognized until collection is reasonably assured because of the insufficiency of Tutopia’s cash flows. Revenues relating to dial-up services decreased 76.5% for the three-month period ended March 31, 2003 to $0.2 million from $0.9 million as compared to same period for the preceding fiscal year, as a result of the sale of the Bolivian operations and sale of dial-up customers in Brazil and an expected decline as the Company continues to pursue its strategy of focusing on business clients and not individual dial-up consumers. Other revenues, which consist primarily of amounts earned from co-location services, equipment rental and earnings from revenue-sharing agreements with telecommunications carriers, increased marginally to $0.3 million for the three-month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002.

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

Gross profit increased to 57.0% of total revenues for the three-month period ended March 31, 2003 as compared with 48.0% of total revenues for the three-month period ended March 31, 2002. The increase in gross margin is primarily a result of management’s continued efforts to reduce cost of revenues by increasing efficiencies of the Company’s use of its network equipment, as well as solidifying IFX’s leased network throughout Latin America, resulting in the reduction of third party costs.

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

General and administrative expenses decreased 44.4% to $3.3 million for the three-month period ended March 31, 2003 from $5.9 million as compared to the same period for the preceding fiscal year. The decrease is primarily from cost reduction programs initiated during fiscal 2002, despite the growth needed to support the increase in “core” product revenues during fiscal 2002. In addition, there was a decrease of approximately $1.0 million in non-cash stock compensation. As a percentage of total revenues, general and administrative expenses decreased 38.3 percentage points to 54.7% for the three-month period ended March 31, 2003 from 93.0% for the three-month period ended March 31, 2002.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising costs, distribution costs and related production costs. Sales and marketing expenses decreased marginally to $0.3 million for the three-month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002 as management focused on generating dedicated connectivity revenues requiring lower marketing and selling costs.

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

Depreciation and amortization expense decreased $1.1 million to $1.5 million for the three-month period ended March 31, 2003 from $2.6 million as compared to same period of fiscal 2002. The reduction in depreciation and amortization expense is primarily due to the reduction in carrying value of assets under capitalized leases, which occurred during fiscal 2002.

Other Income (Expense)

During the three-month period ended March 31, 2003, IFX recorded total other expense of $0.3 million as compared to total other income of $4.2 million for the three-month period ended March 31, 2002. Other expense in the third quarter of fiscal 2003 is primarily attributable to interest expense of $0.2 million, $0.2 million of equity in the losses of Tutopia and approximately $86,300 of other income. The other income in fiscal 2002 includes, a $0.5 million gain on the sale of the Bolivian subsidiary and $4.3 million gain realized from extinguishment of debt associated with the termination of capital lease obligations offset by interest expense of $0.4 million and equity in the loss of investee of $0.2 million.

Income tax benefit (provision)

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at March 31, 2003 and June 30, 2002.

Loss from discontinued operations

For the three-month period ended March 31, 2003 and 2002, the Company had losses from discontinued operations, net of taxes, of approximately $60,600 and $0.2 million, respectively. The Company does not expect to realize any additional significant earnings or losses from these discontinued operations.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Revenues

Total revenues for the nine-month period ended March 31, 2003 decreased $2.1 million or 10.6% to $17.5 million from $19.6 million during the same period in fiscal 2002. Revenue relating to dial-up services decreased $2.2 million to $0.8 million for the nine-month period ended March 31, 2003 as compared to $3.0 million for the comparable period during fiscal 2002. Revenues from dedicated line services increased by $1.6 million to $10.6 million for the nine-month period ended March 31, 2003 as compared to $9.0 million for the same period of fiscal 2002. The decrease in dial-up related revenue and the increase in revenue relating to dedicated line services results from the Company’s pursuit of its business strategy of focusing on business clients and not individual dial-up consumers.

Services provided to Tutopia, a related party, resulted in approximately $4.7 million in revenues, or a decrease of $0.9 million during the nine-month period ended March 31, 2003 as compared to $5.6 million for the same period of fiscal 2002. Revenue relating to web hosting and design services decreased $0.3 million to $0.6 million for the nine-month period ended March 31, 2003 as compared to $0.9 million for the comparable period during fiscal 2002. Other revenues decreased to $0.8 million for the nine-month period ended March 31, 2003 as compared to $1.1 million for the comparable period ended March 31, 2002.

Cost of Revenues

Cost of revenues as a percentage of total revenues decreased 5.3 percentage points to 47.8% during the first nine months of fiscal 2003 from 53.1% in the comparable period of fiscal 2002. The decrease in costs of revenues is attributable to management’s continued efforts to increase efficiencies of the Company’s use of its equipment as well as solidifying IFX’s network throughout Latin America resulting in the reduction of third party costs.

General and Administrative Expenses

General and administrative expenses decreased $7.1 million to $13.1 million for the nine-month period ended March 31, 2003 as compared to $20.2 million for the comparable period ended March 31, 2002. The decrease is primarily due to increased efficiencies and cost reduction efforts throughout the Company’s operations. In addition, there was a decrease of approximately $1.0 million in non-cash stock compensation. As a percentage of total revenues, general and administrative expenses decreased to 74.9% during the first nine months of fiscal 2003 from 102.8% in the comparable period of fiscal 2002.

Sales and Marketing

During the nine-month period ended March 31, 2003, sales and marketing expenses decreased $0.2 million to $0.8 million as compared to $1.0 million for the nine-month period ended March 31, 2002. The decrease is a direct result of management’s decision to reduce advertising expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.6 million to $4.6 million for the nine-month period ended March 31, 2003 as compared to $9.2 million for the comparable period ended March 31, 2002. The reduction in depreciation and amortization expense is primarily due to the reduction in carrying value of assets under capitalized leases, which occurred during fiscal 2002.

Other Income (Expense)

During the nine-month period ended March 31, 2003, IFX recorded total other expense of $1.5 million as compared to total other income of $6.9 million for the nine-month period ended March 31, 2002. Other expenses in fiscal 2003 is primarily attributable to interest expense of $0.6 million, equity in losses of Tutopia of $0.4 million and the $0.4 million loss on the sale of a capital leased asset. The other income in fiscal 2002 includes a realization of the deferred gain on sale of the Yupi Internet, Inc. investment of $4.4 million, a $0.5 million gain on the sale of the Bolivian subsidiary and $4.3 million gain realized from extinguishment of debt associated with the termination of capital lease obligations offset by interest expense of $1.7 million and equity in the loss of investee of $0.7 million.

Income tax benefit (provision)

Income tax benefits are recorded to the extent that the Company recorded a tax provision from its discontinued operations. Operating losses that could not be utilized to recover prior year tax liabilities have been fully provided for with a valuation allowance at March 31, 2003 and June 30, 2002.

Income (loss) from discontinued operations

For the nine-month periods ended March 31, 2003 and 2002, the Company had income from discontinued operations, net of taxes, of approximately $68,500 and $0.8 million, respectively. The Company does not expect to realize any additional significant earnings or losses from these discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

Going Concern

The Company’s working capital deficit decreased by $0.2 million to a $9.3 million deficit at March 31, 2003 from a $9.5 million deficit at June 30, 2002. The Company’s available cash remains at a level that substantially limits the Company’s operations. Although the Company raised $5.2 million through the issuance of convertible promissory notes during the nine-month period ended March 31, 2003 (as described more fully below) the Company continues to incur losses and operating cash flow deficiencies.

The Company has experienced operating losses amounting to $9.5 million for the nine-month period ended March 31, 2003 (compared with $21.2 million for the same period of the prior year) and losses of $30.6 million, $54.4 million and $38.7 million for the years ended June 30, 2002, 2001 and 2000, respectively. Further, the Company experienced negative cash flows from operations of $4.9 million for the nine-month period ended March 31, 2003 (compared with a negative cash flow of $9.4 million for the same period of the prior year) and negative cash flows from operations of $12.7 million, $15.0 million and $15.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. As a result, the Company must obtain substantial additional capital to sustain its operations. The Company is dependent upon capital from outside sources, including existing shareholders, to fund its operations and meet ongoing commitments and obligations. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all.

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

On March 31, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $750,000. On March 6, 2003, the Company issued to UBS Capital Convertible Promissory Notes, in the aggregate amount of $500,000. Each Note accrues interest at a rate equal to 10% per annum and matures on March 1, 2008 (the “Maturity Date”). At any time prior to the Maturity Date, the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into shares of Series D Preferred Stock (or, if necessary under Delaware law, a new class of preferred stock having the same rights, preferences, and privileges as the Series D Preferred Stock) at a conversion price equal to $1.20 per share (as adjusted for stock splits, combinations, stock dividends and the like) of Series D Preferred Stock. The Series D Preferred Stock to be issued upon any such conversion shall have the same rights, preferences and privileges as the shares of the Series D Preferred Stock described below. In the event that the holders of the Notes do not own Common Stock at the time of the conversion to Series D Preferred Stock pursuant to the Notes, then, in addition to the shares of Series D Preferred Stock issuable as stated above, the holders of the Notes shall receive 0.0342 shares of Series D Preferred Stock for each dollar of the Notes plus accrued and unpaid interest converted. Alternatively, in the event that the Company enters into an agreement to issue “Qualified Financing Securities” prior to the Maturity Date, then the holders of the Notes can convert the principal amount of the Notes plus accrued and unpaid interest into Qualified Financing Securities at a conversion price equal to the purchase price per Qualified Financing Security. A “Qualified Financing Security” means a security issued by the Company pursuant to an agreement executed after the date of issuance of the Note that provides the Company debt or equity financing in connection with the issuance of securities by the Company consisting of common stock or other securities that are convertible, exercisable, or exchangeable into shares of the Company’s common stock.

In connection with the issuance of the Notes on March 6, 2003, UBS Capital entered into an Amendment to Extend Term of the Amended and Restated Put Agreement, dated as of February 19, 2003, by and among the Company and UBS, pursuant to which the expiration date of the put right was extended from February 19, 2003 until August 19, 2003. The put option provides the right to UBS Capital and the other Tutopia.com, Inc. preferred and common shareholders to exchange their equity investment in Tutopia for shares of IFX’s preferred at an exchange ratio of approximately 0.70 shares of IFX for each share of Tutopia.

Further, management of the Company is continuing to work with UBS Capital in an attempt to obtain additional funding to enable the Company to have sufficient capital to meet its current and projected operating expenditures through June 30, 2003, which is estimated to be no less than $0.4 million as of the date of this report. Although the Company is currently in discussions with UBS Capital, there can be no assurances that the Company will be able to continue raising funds from UBS Capital or other sources through the issuance of securities or through other means on acceptable terms, or at all. The Company’s inability to raise sufficient funds in the future would affect its ability to meet its working capital needs, satisfy capital and operating lease obligations and would cause the Company to eliminate capital expenditures.

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

For the nine-month period ended March 31, 2003, cash used in operating activities was approximately $4.9 million compared with cash used of $9.4 million for the same period of fiscal 2002. The cash used in operations is mainly related to the connectivity expenses of the Company’s network, including payments under capacity lease agreements, operating leases, costs of personnel and related overhead and, to a lesser extent, sales, marketing and advertising costs. In addition, IFX invests cash not needed for operations at any of its subsidiaries in short-term investments such as U.S. Government obligations and overnight time deposits. As of March 31, 2003, the Company had approximately $0.4 million of cash and equivalents.

For the nine-month period ended March 31, 2003, cash provided by financing activities was approximately $4.4 million compared with $3.5 million of cash provided by financing activities for the same period of fiscal 2002. This increase in cash was a result of the $1.1 million convertible note payable from ROF/IFX, LLC (“ROF’) and $4.1 million of funding from UBS Capital (described above).

Reverse Stock Split

On March 17, 2003, the Company reported that its Board of Directors has approved a reverse stock split that would have the effect of terminating the Company’s obligations to file annual and periodic reports and make other filings with the Securities and Exchange Commission (“SEC”). In connection with the reverse stock split, stockholders of record holding less than one share after the reverse split would receive a cash payment equal to $0.12 for each share of common stock they currently hold. The Company’s Board of Directors has proposed a reverse stock split at a ratio ranging from 1 to 100 to 1 to 300. The completion of the transaction is subject to stockholder approval. Assuming approval by a majority of the Company’s stockholders, the Board will determine the final reverse stock split ratio, and the Company’s stock will begin trading on a post-split basis. The Company incurs substantial costs associated with being a public company, such as accounting and legal fees, which would decrease significantly after the Company deregisters its common shares.

It is anticipated that as a result of the reverse stock split, the Company will have fewer than 300 holders of record of the Company’s common stock, allowing the Company to deregister its common shares with the SEC. Stockholders owning one or more shares of the Company’s common stock following the reverse stock split would not receive any cash payment and would remain stockholders of the Company. Upon termination of the registration of the Company’s common stock with the SEC, the Company does not expect its common stock to be quoted on the OTC Bulletin Board.

Forward-Looking Statements

The statements contained herein that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes,” “intends,” “plans,” “continue,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution you that these forward-looking statements addressing, for example, the timing, costs and scope of the Company’s acquisition of, or investments in, existing or future ISPs, the revenue and profitability levels of the ISPs in which the Company invests, the anticipated reduction in operating costs, the economic, political, currency and other risks associated with international operations, especially in Latin America, IFX’s ability to attract significant additional financing and continue to incur losses and negative cash flow from operations, and other matters contained herein regarding matters that are not historical facts, are only predictions. In addition, the auditors’ report on IFX’s June 30, 2002 consolidated financial statements contained an explanatory paragraph relating to IFX’s ability to continue as a going concern and the Company has recently been delisted from the Nasdaq Small Cap Market. Order imbalances or selling pressure may result from the Nasdaq delisting and the trading of IFX common stock on the Over-the-Counter Bulletin Board. Additional risk factors that could affect IFX’s financial results are set forth in IFX’s reports and documents filed from time to time with the Securities and Exchange Commission. The Company can give no assurance that the future results indicated, whether expressed or implied, will be achieved. These projections and other forward-looking statements are based upon a variety of assumptions relating to the Company’s business, which, although the Company considers reasonable, may not be realized. Because of the number and uncertainties of the assumptions underlying the Company’s projections and forward-looking statements, some of the assumptions may not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any person. These estimates and projections may not be realized, and actual results may vary materially.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate and Inflation Risk

The Company’s continuing operations are focused primarily in Latin America, subjecting IFX to certain political, economic and commercial risks and uncertainty not typically found in the United States. The Company’s exposure to market risk is directly related to its role as a Latin American Internet services company. The Company’s primary market risk exposure relates to foreign exchange rate risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of the Company’s results of operations, assets, liabilities and/or equity. The value of local currencies generally fluctuate in foreign countries. This fluctuation can cause the Company to gain or lose on the translation of foreign currency to U.S. Dollars. For example, recent economic and political conditions in Argentina, Brazil, Colombia and Venezuela have contributed to significant fluctuations in the values of the currencies of those countries. The recent political and economic environment in Venezuela in particular has been very unstable.

Interest Rate Risk

The Company’s short-term investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in market interest rates should not significantly affect the value of the Company’s investments.

ITEM 4—CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Interim Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company may be threatened with legal proceedings arising from its regular business activities. As reported in the Company’s December 31, 2002 10-Q Report, on February 28, 2002, IFX do Brazil Ltda, (“IFX Brazil”) filed a lawsuit against IBM Leasing Brazil (“ILB”) in the 11th Civil Court, Sao Paulo, Brazil requesting the modification of IFX Brazil’s equipment lease agreement with ILB. The basis for the complaint by IFX Brazil was that the leased equipment was delivered late by ILB. The complaint also stated that the denomination of the lease in U.S. dollars related in an excessive exchange rate variation in breach of the Brazilian consumption law. The object of this suit was to obtain reduction of the contract value from approximately $568,600 to approximately $189,500, the return of unused equipment and compensation for installments already paid.

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

On October 23, 2002, the Finance Department of the Municipality of Sao Paulo, Brazil made an administrative tax claim in the amount of approximately $424,700 for Imposto Sobre Servicos (“ISS”) taxes asserted with respect to IFX Brazil’s Internet services. IFX Brazil responded to the claim on November 22, 2002 and is waiting for the Municipality response to IFX Brazil’s administrative defense. On January 29, 2001, IFX made a claim against the Municipality of Sao Paulo and obtained temporarily the suspension of the ISS tax. IFX’s affirmative claim is currently on appeal at the Sao Paulo Fifth Civil Court on the basis that the Municipality is not authorized by the legislature to tax Internet services. IFX Brazil is awaiting the outcome of this appeal (which is expected in 2003) and asked the Municipality in its November response to suspend the administrative tax claim until the final outcome of the appeal. Based on consultations with Brazilian counsel handling this matter, the Company believes the ultimate liability, if any, resulting from this proceeding should not have a material effect on the financial position or results of operations of the Company.

On September 4, 2002, TELESC, an affiliate of Brasil Telecom S.A. filed a credit enforcement suit in The Second Civil Court, Florianopolis, Brazil, to collect the confession of indebtedness executed by IFX Brazil in the amount of approximately $502,600. TELESC is a vendor to IFX Brazil and IFX Brazil had executed the confession of indebtedness in the amount claimed for services rendered to IFX Brazil by TELESC. On January 31, 2003, IFX Brazil was summonsed in the credit enforcement suit. IFX Brazil is vigorously defending against the suit and is requesting that the court require that TELESC recognize the installment payment agreement entered into by the parties. The full amount of the claim has been reserved by the Company at March 31, 2003.

On April 24, 2003, Sprint Communications Co. filed a lawsuit against IFX Communications Ventures, Inc. (“ICVI”), in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. Sprint is claiming ICVI owes Sprint $300,688 plus interest and attorneys’ fees for services allegedly provided to ICVI in 2002. ICVI filed a motion to dismiss the complaint on May 13, 2003. The Company believes the complaint is without merit and will not materially affect the company’s results of operations or financial condition.

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

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on March 17, 2003, (i) with respect to the proposed reverse stock split that would have the effect of terminating the Company’s obligations to file annual and periodic reports and make other filings with the Securities and Exchange Commission and (ii) to report convertible promissory notes issued by the Company to UBS Capital.

The Company filed a report on Form 8-K on April 10, 2003 with respect to the resignation of Joel Eidelstein, the Company’s President and Interim Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IFX CORPORATION

(Registrant)

Dated:	May 20, 2003	By:	/s/ MICHAEL SHALOM
Michael Shalom
Chief Executive Officer
(Principal Executive Officer)
(Interim Chief Financial Officer)

CERTIFICATIONS

I, Michael Shalom, do hereby certify that:

(1)	I have reviewed the March 31, 2003 quarterly report on Form 10-Q filed by IFX Corp. (the “Company”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the condensed financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this quarterly report.

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 20, 2003

/s/ MICHAEL SHALOM
Chief Executive Officer, and Interim Chief Financial Officer